Form 10-Q
period 2008-09-30
IMAGINE MEDIA LTD
filed 2008-11-18
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 005-84223

IMAGINE MEDIA, LTD.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	26-0731818
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

1155 Sherman Street, Suite 307

          Denver, CO  80203
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 813-1098

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]

Non-accelerated filer {    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of November 12, 2008, the Registrant had 1,122,650 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Imagine Media, Ltd.,  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and its results of operations for the nine month periods ended September 30, 2008 and 2007 and for the three month periods ended September 30, 2008 and 2007, its statements of changes in stockholders’ equity for the period December 31, 2006 through September 30, 2008, and its cash flows for the nine month periods ended September 30, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.

Imagine Media, Ltd. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 73	$ 31,287
Trade receivables, net of allowance of $3,900 (unaudited) and $3,900, respectively	12,490	35,625
Total current assets	12,563	66,912

Equipment, net of accumulated depreciation of $3,330 (unaudited)
and $2,905, respectively	82	508
Deposit	400	400
Total assets	$ 13,045	$ 67,820

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable:
Trade creditors	$ 82,144	$ 55,169
Related party (Note 2)	18,000	18,000
Short term advances	15,000	-
Short term advances - related party	9,000	-
Other accrued expenses	4,904	2,810
Total current liabilities	129,048	75,979

Commitments (Note 4)	-	-

Shareholders’ equity (Notes 1 and 3):
Common stock , $.00001 par value. Authorized 100,000,000 shares, issued
and outstanding 1,092,650 (unaudited) shares and 992,650 shares, respectively	11	10
Additional paid-in capital	385,279	360,280
Retained deficit	(501,293)	(368,449)
Total shareholders' deficit	(116,003)	(8,159)
Total liabilities and shareholders' equity	$ 13,045	$ 67,820

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales and gross revenues:
Advertising sales, net of discount of $66,930,
$74,150, $23,180 and $28,250, respectively	$103,795	$ 113,675	$ 40,595	$ 39,550
Barter revenues (Note 1)	32,725	34,775	14,075	13,100
Total sales and revenues	136,520	148,450	54,670	52,650

Operating expenses:
Editorial, production and circulation	97,644	76,417	41,336	25,938
Barter expense (Note 1)	32,725	34,775	14,075	13,100
Selling, general and administrative	138,995	103,592	42,408	37,040
Total operating expenses	269,364	214,784	97,819	76,078

Loss from operations	(132,844)	(66,334)	(43,149)	(23,428)
Other income (expense):
Interest income	-	1,231	-	-
Interest expense	-	-	-	-
Loss before income taxes	(132,844)	(65,103)	(43,149)	(23,428)
Income tax provision	-	-
Net loss	$ (132,844)	$ (65,103)	$ (43,149)	$ (23,428)
Basic and diluted loss per share	$ (0.13)	$ (0.07)	$ (0.04)	$ (0.02)
Weighted average common shares outstanding	999,584	992,650	1,013,302	992,650

Imagine Media, Ltd. and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity

			Additional paid-in capital	Shareholders' receivable	Retained deficit	Total
	Common Stock
	Shares	Par Value
Balance at December 31, 2006	992,650	10	360,280	-	(276,313)	83,977
Net loss					(92,136)	(92,136)
Balance at December 31, 2007	992,650	$ 10	$ 360,280	$ -	$ (368,449)	$ (8,159)
Sale of common stock	100,000	1	24,999	-	-	25,000
Net loss (Unaudited)					(132,844)	(132,844)
Balance at September 30, 2008 (Unaudited)	1,092,650	$ 11	$ 385,279	$ -	$ (501,293)	$ (116,003)

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$ (132,844)	$ (65,103)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	425	667
Stock based compensation	-	-
Bad debt provision	-	35
Changes in assets and liabilities:
Receivables	23,135	2,492
Other assets	-	1,600
Accounts payable	26,976	(2,252)
Accrued expenses	2,094	-
Net cash used in operating activities	(80,214)	(62,561)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	25,000	-
Proceeds from cash advances	34,000	-
Repayments on cash advances	(10,000)	-
Net cash provided by financing activities	49,000	-
Net change in cash and cash equivalents	(31,214)	(62,561)
Cash and equivalents:
Beginning of year	31,287	118,321
End of period	$ 73	$ 55,760

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -

IMAGINE MEDIA, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon the effectiveness on July 14, 2008 of the Registration Statement filed with the SEC by Imagine Media, Ltd. ("Media"), Imagine Holdings Corp. (“Holdings”) has completed the spin-off of its magazine business to its shareholders of record as of August 23, 2007.  The transaction was effected by the issuance of 992,650 shares of Media $0.00001 par value common stock to Holdings in exchange for certain assets, subject to liabilities, of Holdings, consisting primarily of its 60 percent of the issued and outstanding common stock of Imagine Operations, Inc. (“Operations”).

As a result of the spin-off, the Company’s common stock par value changed from $.001 to $.00001.  Shares issued prior to August 23, 2007 have been retroactively restated to reflect the new par value.

Media, is incorporated in the State of Delaware, and publishes Image Magazine, a Denver, Colorado monthly guide and entertainment source.  The magazine covers nightlife, music, style, food and art and sells advertising to businesses within such genres.  The magazine is a pocket-sized, full color and glossy assemblage of information distributed at nearly 500 establishments.

The spin-off was accounted for based on recorded amounts and for accounting purposes, Media is considered to be the acquirer of Operations and Holdings is its predecessor (see also “principles of consolidation” below.)

Holdings’ shareholders retained their Holdings common shares and, after the spin-off, received one (1) share of the common stock of Media for each share of Holdings common stock held.  Immediately following the spin-off, Holdings’ shareholders owned 100 percent of Media’s common stock and Media owned 60 percent of Operations.  Certain Media shareholders also hold the remaining 40 percent of Operations. Thus, there is no non-controlling interest reflected in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Media and its wholly-owned subsidiary, Operations, after elimination of inter-company balances and transactions.  The historical financial statements included in the accompanying consolidated financial statements are those of Holdings (the predecessor entity) prior to August 23, 2007 and Media subsequent to August 23, 2007.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability.  The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future.  Certain affiliates and insiders have funded the Company’s operations with working capital advances in the past; however, no affiliates, directors, officers or shareholders have committed to fund the Company’s operations or to make loans or other financing arrangements available to the Company.  There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectibility of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The allowance for doubtful accounts as of September 30, 2008 and December 31, 2007 was $3,900.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally five years.  Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

For the nine months ended September 30, 2008 and 2007, depreciation expense amounted to $425 and $667, respectively.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2007 and 2006. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. A full valuation allowance on the deferred tax assets will be maintained until sufficient positive evidence exists to support reversal of the valuation allowance.

The tax provision was $-0- and $-0- on a pre-tax loss of $92,136 and 143,060 for the years ended December 31, 2007 and 2006, respectively.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the financial statements. The adoption of FIN 48 did not have a material impact on the financial statements.

Revenue Recognition

Magazine advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- at September 30, 2008 and December 31, 2007.

In addition, the Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.  Barter revenue amounted to $14,075 and $13,100 for the three months ended September 30, 2008 and 2007, respectively, and $32,725 and $34,775 for the nine months ended September 30, 2008 and 2007, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $98 and $1,106 for the three months ended September 30, 2008 and 2007, respectively.  Advertising costs totaled $623 and $1,306 for the nine months ended September 30, 2008 and 2007, respectively.

Financial Instruments

All highly liquid investments with original maturities of three months or less when acquired are considered as cash equivalents.

The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate fair values based upon the short maturities of those financial instruments.

Financial instruments that are potentially subject to concentrations of credit risks comprise, principally, cash, cash equivalents and trade accounts receivable. Excess cash is invested in accordance with our investment policy, which has been approved by our Board of Directors and reviewed periodically. We perform credit evaluations of new advertisers and require those without positive, established histories to pay in advance. Otherwise, we do not require collateral of our customers, and maintain allowances for potential credit losses.

Stock-based Compensation

The Company has adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

For the three and nine months ended September 30, 2008 and 2007 we have recorded no compensation expense under the requirements as discussed above.

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  For all periods presented, no potentially dilutive securities were recorded on the Company’s books.

New Accounting Standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective on January 1, 2009. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, in May 2008.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2)  Related Party Transactions

On September 11, 2008 Media sold 100,000 restricted shares of its common stock at $.25 per share to a related party.  The Company received a total of $25,000 from the transaction, which proceeds are to be used for general working capital purposes.

During the nine months ended September 30, 2008 and 2007, an affiliate provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $3,000 and $9,000 was recorded during each of the three and nine months ended September, 2008 and 2007, respectively.  The amounts payable to the affiliate are $18,000 at September 30, 2008 and December 31, 2007 and are recorded as related party accounts payable.

(3)  Equity

Common stock

Upon the effectiveness on July 14, 2008 of the Registration Statement filed with the SEC by Imagine Media, Ltd. ("Media"), Imagine Holdings Corp. (“Holdings”) has completed the spin-off of its magazine business to its shareholders of record as of August 23, 2007.  The transaction was effected by the issuance of 992,650 shares of Media $0.00001 par value common stock to Holdings in exchange for certain assets, subject to liabilities, of Holdings, consisting primarily of its 60 percent of the issued and outstanding common stock of Imagine Operations, Inc. (“Operations”).

On September 11, 2008 Media sold 100,000 restricted shares of its common stock at $.25 per share to a related party.  The Company received a total of $25,000 from the transaction, which proceeds are to be used for general working capital purposes.

(4)  Commitments

Operations entered into a one year noncancellable operating lease for office space on November 1, 2006.  Under the terms of the lease, the Company pays $400 cash monthly and provides monthly advertising to the landlord, valued by management $700.  In December 2007, the lease was renewed until December 1, 2008 under the same terms.  At September 30, 2008 the future minimum lease payments in cash and barter advertising services remaining on the lease totaled $2,200.

Rent expense of $1,200 was incurred during the three months ended September 30, 2008 and 2007.  Rent expense of $3,600 was incurred during the nine months ended September 30, 2008 and 2007.

(5)  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2007	2006
U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	3.94%
Permanent difference	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available.	-18.94%	-18.94%
	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $76,214, due to operating loss carry forwards of $402,397, of which $237,442 is attributed to the historical operations of the magazine, which was fully allowed for, in the valuation allowance of $76,214.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2007 was $17,344.  Net operating loss carryforwards will expire through 2027.  The value of these carryforwards depends on the ability of the Company to generate taxable income.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

(6)  Other - Trademark

The Company has recently learned that a third party in Orange County, CA  publishes a regional magazine under the name “Image Magazine.”  The publisher of the California-based Image Magazine has registered the trademark “Image Magazine” with the Unites States Patent and Trademark Office, which trademark registration was issued in 2006, and also owns and uses the domain name “imagemagazine.com”    Preliminary contact with the principals of the California-based magazine has been made in an effort to resolve our conflicting uses of the same trademark and have agreed in principle to resolve the matter through the execution of a trademark license; however, no assurance can be given that such a license can be finalized.    Should efforts to resolve this trademark conflict not be successfully resolved, the Company would have to rebrand the magazine altogether and forfeit all of the goodwill which has been developed over the years in connection with the magazine.  This would result in substantial economic losses.

(7)  Subsequent events

On October 19, 2008 the Company granted and issued 10,000 shares of its common stock to each of its three directors for services performed for the company.  The total grant of 30,000 shares was valued at $.25 per share and will result in compensation expense of $7,500 during the quarter ending December 31, 2008.

On October 1, 2008 the Company agreed to convert certain amounts due for legal services to an unrelated party into unsecured short term convertible debt.  The total amount of accounts payable converted was $30,000, and accrues interest at the rate of 8% per year.  The total principal and accrued interest is due on April 1, 2009.  At any time before the debt has been paid, the holder may convert the debt and any accrued interest to shares of the company’s common stock at a conversion price of $.25 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Upon the effectiveness on July 14, 2008 of the Registration Statement filed with the SEC by Imagine Media, Ltd. ("Media"), Imagine Holdings Corp. (“Holdings”) completed the spin-off of its magazine business to its shareholders of record as of August 23, 2007.  The transaction was effected by the issuance of 992,650 shares of Media $0.00001 par value common stock to Holdings in exchange for certain assets, subject to liabilities, of Holdings, consisting primarily of its 60 percent of the issued and outstanding common stock of Imagine Operations, Inc. (“Operations”).  Holdings’ shareholders retained their Holdings common shares and, after the spin-off, received one (1) share of the common stock of Media for each share of Holdings common stock held.  Immediately following the spin-off, Holdings’ shareholders owned 100 percent of Media’s common stock and Media owned 60 percent of Operations.  Certain Media shareholders also hold the remaining 40 percent of Operations. Thus, there is no non-controlling interest reflected in the accompanying consolidated financial statements.

Media, is incorporated in the State of Delaware, and publishes Image Magazine, a Denver, Colorado monthly guide and entertainment source.  The magazine covers nightlife, music, style, food and art and sells advertising to businesses within such genres.  The magazine is a pocket-sized, full color and glossy assemblage of information distributed at nearly 500 establishments.

The spin-off was accounted for based on recorded amounts and for accounting purposes, Media is considered to be the acquirer of Operations and Holdings is its predecessor.  The historical operations of Holdings and Operations are included in the consolidated financial statements for all periods presented prior to the spin-off date of August 23, 2007.

Due to our continuing losses from operations, our auditors qualified their audit report for the year ended December 31, 2007 by including an explanatory paragraph assuming our ability to continue as a going concern.

Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

We recognized a net loss of $(43,149) ($(0.04) per share) for the three months ended September 30, 2008 compared to a net loss of $(23,428) ($(0.02) per share) for the same period in 2007.  The increase in our net loss is primarily due to significant increases in our editorial, production and circulation costs, and to a lesser degree, our selling, general and administrative expenses, all of which is discussed below.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $40,595 for the three months ended September 30, 2008 as compared to $39,550 for the comparable 2007 period, an increase of $1,045, or 2.6%.  While we were able to modestly increase our revenues on a quarter over quarter basis primarily the result of more effective standard rate discounting, the local advertising market continues to be challenging due to local economic conditions.

In addition, the Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

During the three months ended September 30, 2008 and 2007 barter revenue and expense amounted to $14,075 and $13,100, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution.  Total editorial, production and circulation costs for the three months ended September 30, 2008 and 2007 were $41,336 and $25,938, respectively, representing a 59% increase of $15,938.  This increase is primarily due to increases in sub-contractor production costs as well as increases in our printing and reproduction costs.

Barter expenses: As discussed above, we account for barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Our barter strategy is designed to reduce our cash outlays for services, thereby increasing our advertising for trade agreements.  Total barter expenses were $14,075 and $13,100 for the three months ended September 30, 2008 and 2007, respectively, representing a 7.4% increase of $975.

Selling, general and administrative expenses: The following table summarizes our selling, general and administrative expenses for comparison and discussion purposes:

	For the three months ended
	September 30, 2008	September 30, 2007	$ Variance	% Variance
Personnel	$ 16,436	$ 13,288	$ 3,148	23.7%
Professional fees	13,488	13,947	(459)	-3.3%
Occupancy and office	7,563	3,481	4,082	117.3%
Telephone & utilities	1,883	1,857	26	1.4%
Advertising & promotion	88	1,106	(1,018)	-92.0%
Banking & financing	1,601	1,911	(310)	-16.2%
Depreciation & amortization	141	170	(29)	-17.1%
Other	1,208	1,280	(72)	-5.6%
	$ 42,408	$ 37,040	$ 5,368	14.5%

Personnel: Includes all costs associated with the employment of personnel for the publication of the Magazine.  It primarily includes the salary and payroll tax obligations of Mr. Gregory Bloom, our President, Chief Financial Officer and Treasurer, and Director.  He has been the Publisher of the Magazine since September 2000.  It also includes the hourly compensation and payroll tax obligations of the Company’s other sole employee who provides Mr. Bloom assistance in the production of the Magazine.  The increase is attributed to additional usage of office personnel.

Professional fees: Includes all costs and fees associated with legal services, accounting and auditing services, as well as professional contract selling services.  No significant year over year variances are noted in this category.

Occupancy and office: Includes all costs associated with the rent of the Magazine’s office space in Denver, Colorado.  In addition, an affiliate provides certain administrative services at its offices in Colorado Springs, Colorado for a fixed rate of $1,000 per month.  The increase in this category is attributed to purchases of office supplies and postage and delivery costs associated with the distribution of stock certificates resulting from the completion of the spin-off.

Telephone and utilities: Includes all costs associated with telephone, Internet and utilities costs for the Denver office space.  No significant year over year variances are noted in this category.

Advertising and promotion: Includes all costs associated with our efforts to promote the Magazine to prospective advertisers, including the production of promotional materials.

Banking and financing: Primarily includes costs associated with the maintenance and collections of customer accounts, as well as banking and credit card service fees.  The decrease is primarily attributed to additional costs incurred in 2007 in connection with banking merchant services.

Depreciation and amortization: Includes depreciation on the Company’s fixed assets which include various office furniture and fixtures as well as computer and telephone equipment.  These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to five years.

Other: Includes all other expenses not identifiable with the expense categories discussed above, including repair and maintenance, travel and entertainment costs, as well as other general administrative costs.  No significant year over year variances are noted in this category.

Interest Income: Interest income was $-0- for the three months ended September 30, 2008 and 2007 respectively, and generally represents interest earned on operating cash funds deposited with financial institutions.

Interest expense: Interest expense was $-0- for the three months ended September 30, 2008 and 2007, as none of our short term advances bear interest.

Inflation did not have a material impact on the Company's operations for the period.

Other than that noted above, neither period included any unusual items or significant fluctuations.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Other

For federal income tax purposes, at December 31, 2007 the Company has a net operating loss carryover (NOL) approximating $400,000, which can be used to offset future taxable income, if any.  Of this amount, approximately $237,000 is attributable to the historical operations of the magazine.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that we will be able to utilize the NOL before it expires and therefore no potential benefit has been recorded in the financial statements.

Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

We recognized a net loss of $(132,844) ($(0.13) per share) for the nine months ended September 30, 2008 compared to a net loss of $(65,103) ($(0.07) per share) for the same period in 2007.  The increase in our net loss is primarily due to an 8.7% decrease in period over period net advertising revenues, increases in our magazine production costs, as well as increases in legal and accounting fees associated with the spin-off.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $103,795 for the nine months ended September 30, 2008 as compared to $113,675 for the comparable 2007 period, a decrease of $9,880, or 8.7%.  The decrease is primarily attributable the local advertising market which continues to be challenging due to local economic conditions.

In addition, the Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

During the nine months ended September 30, 2008 and 2007 barter revenue and expense amounted to $32,725 and $34,775, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution.  Total editorial, production and circulation costs for the nine months ended September 30, 2008 and 2007 were $97,644 and $76,417, respectively, representing a 27.8% increase of $21,227.  This increase is primarily due to increases in sub-contractor production costs as well as increases in our printing and reproduction costs.

Barter expenses: As discussed above, we account for barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Total barter expenses were $32,725 and $34,775 for the nine months ended September 30, 2008 and 2007, respectively, representing a 5.9% decrease of $2,050.

Selling, general and administrative expenses: The following table summarizes our selling, general and administrative expenses for comparison and discussion purposes:

	For the nine months ended
	September 30, 2008	September 30, 2007	$ Variance	% Variance
Personnel	$ 42,078	$ 41,601	$ 477	1.1%
Professional fees	65,414	33,964	31,450	92.6%
Occupancy and office	17,361	12,600	4,761	37.8%
Telephone & utilities	7,005	6,208	797	12.8%
Advertising & promotion	623	1,306	(683)	-52.3%
Banking & financing	3,477	5,955	(2,478)	-41.6%
Depreciation & amortization	425	668	(243)	-36.4%
Other	2,612	1,290	1,322	102.5%
	$ 138,995	$ 103,592	$35,403	34.2%

Personnel: Includes all costs associated with the employment of personnel for the publication of the Magazine.  It primarily includes the salary and payroll tax obligations of Mr. Gregory Bloom, our President, Chief Financial Officer and Treasurer, and Director.  He has been the Publisher of the Magazine since September 2000.  It also includes the hourly compensation and payroll tax obligations of the Company’s other sole employee who provides Mr. Bloom assistance in the production of the Magazine.

Professional fees: Includes all costs and fees associated with legal services, accounting and auditing services, as well as professional contract selling services.  The increase is attributed to legal and accounting fees associated with the spin-off.

Occupancy and office: Includes all costs associated with the rent of the Magazine’s office space in Denver, Colorado.  In addition, an affiliate provides certain administrative services at its offices in Colorado Springs, Colorado for a fixed rate of $1,000 per month.  The increase in this category is attributed to purchases of office supplies and postage and delivery costs associated with the distribution of stock certificates resulting from the completion of the spin-off.

Telephone and utilities: Includes all costs associated with telephone, Internet and utilities costs for the Denver office space.  The increase is primarily attributed to increased usage of communications systems.

Advertising and promotion: Includes all costs associated with our efforts to promote the Magazine to prospective advertisers, including the production of promotional materials.  The decrease is attributed to the greater utilization of advertising trade in 2008 versus 2007 to produce these promotional materials.

Banking and financing: Primarily includes costs associated with the maintenance and collections of customer accounts, as well as banking and credit card service fees.  The decrease is primarily attributed to additional costs incurred in 2007 in connection with banking merchant services.  No other significant year over year variances are noted in this category.

Depreciation and amortization: Includes depreciation on the Company’s fixed assets which include various office furniture and fixtures as well as computer and telephone equipment.  These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, generally ranging from three to five years.

Other: Includes all other expenses not identifiable with the expense categories discussed above, including repair and maintenance, travel and entertainment costs, as well as other general administrative costs.

Interest Income: Interest income was $-0- and $1,231 for the nine months ended September 30, 2008, 2007 respectively, and generally represents interest earned on operating cash funds deposited with financial institutions.

Interest expense: Interest expense was $-0- for the nine months ended September 30, 2008 and 2007 as none of our short term advances bear interest.

.

Inflation did not have a material impact on the Company's operations for the period.

Other than that noted above, neither period included any unusual items or significant fluctuations.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Other

For federal income tax purposes, at December 31, 2007 the Company has a net operating loss carryover (NOL) approximating $400,000, which can be used to offset future taxable income, if any.  Of this amount, approximately $237,000 is attributable to the historical operations of the magazine.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that we will be able to utilize the NOL before it expires and therefore no potential benefit has been recorded in the financial statements.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing, as well upon loans from shareholders and affiliates to meet our operating cash requirements.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such financing.

As of September 30, 2008, the Company does not have any commercial bank credit facilities, nor is it expected to secure such facilities in the foreseeable future.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations, short term loans from shareholders or affiliates, or through additional debt or equity financing if cash generated from our operations continues to be insufficient to fund the Magazine operations.

At September 30, 2008, the Company had cash and cash equivalents of $73, compared to a cash balance of $31,287 at December 31, 2007.  The decrease in our cash balance is due to the operating loss for the nine months ended September 30, 2008.

Cash used in operating activities was $80,214 for the nine months ended September 30, 2008.  For the same period in 2007, operating activities used net cash of $62,561.  The increase in cash used in operating activities of $17,653 over the comparable period was primarily the result of the net loss realized during the nine months ended September 30, 2008, which was partially offset by increases in our trade accounts payable.

Cash flows from financing activities were $49,000 for the nine months ended September 30, 2008.  On September 11, 2008 we sold 100,000 restricted shares of our common stock at $.25 per share to a related party, resulting in $25,000 of proceeds.  In addition, during the nine months ended September 30, 2008 we received a total of $34,000 of short term cash advances from non-related and related parties, of which $10,000 was repaid during the period.  Cash flows from financing activities was $-0- for the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates included herein relate to the recoverability of assets, the value of long-lived assets and liabilities, the value of share based compensation transactions, as well as the long-term viability of the business.  Actual results may differ from estimates.

Our financial statements have been prepared based upon the assumption that we are able to continue as a going concern.  In light of our history of operating losses, there can be no assurance that we will continue as a going concern.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM  4.

CONTROLS AND PROCEDURES

a)

The Company's Principal Executive and Financial Officer, has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive and Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 1A	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.

Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.

Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.

Other Information

None, except as previously disclosed.

Item 6.

Exhibits

Certification

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGINE MEDIA, LTD.

Date: _November 18, 2008	By: __/s/ Gregory A. Bloom _____
Gregory A. Bloom, Chief Executive Officer and Chief Financial Officer