Form 10-K
period 2008-12-31
IMAGINE MEDIA LTD
filed 2009-04-15
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 005-84223

IMAGINE MEDIA, LTD.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	26-0731818
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

1155 Sherman Street, Suite 307

          Denver, CO  80203
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 813-1098

Securities registered pursuant to Section 12(b) of the Act: __________________

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [___] Yes  [__x_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [____]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company..  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)_

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year is $50,120.

The number of shares outstanding of the registrant’s common stock, as of April 13, 2009, is 1,122,650.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

       Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.       BUSINESS

            Imagine Holding formed and organized Imagine Media on August 10, 2007 as part of its strategic plan to restructure its operations.  Specifically, Imagine Holding formed Imagine Media to be the new holding company for Imagine Holding’s historical operations, which includes Imagine Operations, Inc.  Imagine Operations, Inc. publishes and distributes Image Magazine, a monthly guide and entertainment source for the Denver, Colorado region.

Effective August 23, 2007, Imagine Holding transferred to us all of its shares of Imagine Holding, as well as other assets and liabilities of Imagine Operations (collectively the "Assets" and "Liabilities")  in exchange for distribution of 992,650 shares of our common stock in the nature of a spin-off of such shares to the shareholders of Imagine Holding, pro rata.  The common stock transferred to Imagine Holding was held in trust for distribution to the Imagine Holding shareholders as of a Record Date of August 23, 2007.  The spin-off was completed upon the effectiveness of a registration statement covering the distribution on July 14, 2008.

            The Assets and Liabilities received from Imagine Holding consisted primarily of Imagine Holding’s 60% equity interest in Imagine Operations, Inc.

Image Magazine Overview

We design, publish and distribute the magazine, Image Magazine (the “Magazine”) as a monthly guide and entertainment source for readers from the ages of 21-40 who are on the go and in search of the best things to do and see, along with the best music to hear in the Denver, Colorado region.   The Magazine is a pocket-sized, full-color and glossy assemblage of information distributed to nearly 500 establishments in peak months.  It covers nightlife, music, style, food and art and sells advertising to businesses within such genres.  It also illustrates people, places and specific events from within these genres.  With approximately 15,000 magazines distributed at various locations in Colorado each month, we estimate that the Magazine has approximately 50,000 readers on a monthly basis.

First developed in Vail, Colorado in October, 2000, we moved to Denver in November, 2002.

We provide Image Magazine without charge in public places throughout the City and County of Denver, Colorado.  We generate revenue by selling advertising in the Magazine.  We have established a base of advertisers and plan to continually upgrade both our advertiser base and advertising rates.

The Publication Process

Image Magazine is a Colorado lifestyle and nightlife magazine, which features stories, articles and photographs.  Approximately fifteen thousand brochures are printed for each edition of the Magazine.  Each month, our publication process involves substantially the following steps:

•

Our President, Mr. Bloom and our Managing Editor, Mr. George Schwartz, collaborate on article ideas and promotional language.

•

Once the article themes have been determined, Mr. Schwartz selects from our resource of freelance journalists to make article assignments for the upcoming magazine issue. We rely on the contract services of 15 to 16 freelance journalists whom we pay $.08 to $.10 per word.  For any given monthly publication we will use two to four writers.

•

Concurrently, Mr. Schwartz coordinates with our primary photographer, Shawn Hargrove to assign photo shoots related to the feature articles.

•

Each month, the Magazine has a two featured sections, the: (1) “Grub Guide”, and (2) Event Calendar.  The Grub Guide features news and happenings at the top eight to ten Denver restaurants.  The Event Calendar is typically a three to four page spread of details of the events and nightlife happenings for that month.

•

Graphic design and layout is under the control of Steve Berumen, our contract designer.

•

Copy editing and fact checking is performed by Mr. Schwartz as well as a fluid team of volunteer interns.

•

Once graphics, layout and proofs are complete, they are digitized and sent to our primary printer, Publication Printers, an international printing company with facilities in Denver, Colorado.

•

Final magazines are picked up at the printer by our contract distributor, Nick McGuire, who delivers the books to their various destinations throughout the Denver area.

Magazine Revenue

We generate magazine revenue from three primary sources:

1.

Advertising:  Our readership demographic is attractive to luxury lifestyle and service industry companies.  Our largest base of advertisers currently stems from bars and nightclubs.  Each month, we typically have ten to thirty bars and nightclubs advertising in the Magazine.

2.

Page Sponsorships: We offer the ability to sponsor a page in the Magazine, which is usually placed in the Event Calendar or the Grub Guide sections.

3.

Web Banner Advertising: We offer advertising on our website (www.imagemag.com)  and have recently entered into a contract with Beatport for pay per click revenue from our website.

4.

Email Blast Advertising: Clients can pay to have their flyer or announcement attached to an email that will be sent to our entire e-database. Opt-in end users only.

Marketing Strategy

Our current strategy calls for developing and expanding our base of advertisers for Image Magazine.  We plan to increase our advertising base by using the expertise and contacts of our principal executive officer.  In addition to advertising in the Magazine, we currently offer free banner advertising on our website for all advertisers in the Magazine.  We have repeat customers, with roughly 50% of our advertising revenue coming from repeat business.  Our marketing initiatives will also include telemarketing sales calls, e-mail blasts and direct-mail campaigns to local businesses.

To enhance our marketing effort, we have engage and independent auditing firm: Verified Audit Circulation, to monitor our distribution and prepare reports verifying our circulation for the benefit of our advertisers. Verified Audit Circulation will prepare an initial report which is expected by June 2008 to be followed by periodic updates. It is our hope that these reports will validate our distribution claims for existing and potential advertisers.

Our President, Mr. Bloom, also owns an event company, Bloom Networking and Promotions, LLC., which specializes in organizing and supervising various events in an around the Denver metro area.  Image Magazine frequently serves as a sponsor at the events.  At each of these events, the Magazine is available for review and distribution.

We have temporarily redirected the bulk of our energy to the web and email ad sales until we can secure a relationship with a larger publishing firm initiating a joint effort to begin printing again with a stronger model than before. Greg Bloom has been negotiating with a handful of large successful companies but no printing arrangement currently exists.

Website

We maintain a website at www.imagemag.com.  Currently, the website is a small source of revenue where we sell banner ads to new users and give banner ads as an added value for our print advertisers, who will return once we begin printing again.

Competition

The magazine industry, in general, is very competitive.   Image Magazine is in competition for readers and advertising dollars with a wide range of print publications and new media products.  Because we publish a magazine geared towards nightlife in Colorado, we compete in a niche market and not with the magazine publishing industry at large.

However, we compete with other niche magazine publishers.  Our primary competitors in this area are:

•

303 Magazine is a full-size magazine geared more towards the fashion and spa lifestyles than nightlife.

•

Westword Magazine offers more articles and has wider circulation; however its advertising rates are much higher than those of Image Magazine.

•

www.denvermix.com. is a website that offers lifestyle, entertainment and dining information.

The magazine industry is very dynamic and subject to sudden changes in consumer taste.  Nonetheless, it is a fragmented industry, with no one company, or groups of companies, in control.

Intellectual Property

A major component of our magazine business is generating the content necessary to fill copies of Image Magazine on an on-going basis.  All photography, written content, and artwork displayed on our company’s website or printed in physical copies of our magazine is generated either by us or through freelance journalists and independent photographers and graphic artists under “work-for-hire” arrangements, as a result of which, all copyright associated with such work product is the sole property of the Company.  These work-for-hire arrangements include a representation and warranty by the provider that all content constitutes original works of authorship and does not infringe upon the intellectual property rights of third parties; however, there can be no assurance that these representations and warranties are accurate.  Should we inadvertently publish material which infringes upon the intellectual property rights of third parties, we could be exposed to protracted and costly copyright infringement litigation and could be subjected to substantial monetary damages if we are unsuccessful.

It has recently come to our attention that a third party is currently publishing and distributing a lifestyle magazine under the name “Image Magazine” in the Orange County, California area.  This third party has also applied for and been granted a federal registration of the trademark “Image Magazine”.  We have initiated communication with this other party and have agreed in principle to enter into a trademark license whereby both of us can publish under the name “Image Magazine” in our separate markets.  There can be no assurance that we will, in fact, be able to execute such a license; and, if we are unsuccessful in this effort, we run the risk of being found to have infringed upon this third party’s trademark and other intellectual property rights, which would subject us not only to the potential of having to pay monetary damages but also the necessity of discontinuing use of the name “Image Magazine”.

Government Regulation

Government regulation and compliance with environmental laws have not had a material effect on our business.

            Our principal executive offices are currently located at 1155 Sherman Street, Suite 307, Denver, Colorado 80203.  Our telephone number is (303) 813-1098, and our internet website can be viewed at www.imagemag.com.  Reference to our website is for informational purposes only, and its content is not intended to be deemed included in this prospectus.

ITEM 1A.      RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this prospectus before deciding to invest in shares of our common stock.The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result.  In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal year ended December 31, 2008 contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that we will be able to continue as a going concern.

We are subject to risks associated with a small, undercapitalized business

Our operations are subject to all of the risks inherent in a small, undercapitalized business enterprise.  These risks include the absence of a substantial operating history, shortage of cash, and lack of experience in our chosen industry.  We expect to encounter various problems, expenses, complications and delays in connection with the growth of our business.  The profit potential of our business model is unproven and there can be no assurance that our magazine will achieve commercial acceptance.

We have a history of operating losses and may never be profitable.

For the years ended December 31, 2008 and 2007, we had net losses of $172,602 and $92,136, respectively. Since our inception, we have consistently sustained losses from operations.  We expect to incur additional losses in the future.  There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

We may not be able to finance the development of our business, or the terms of future financings could be disadvantageous to our shareholders.

Our ability to satisfy our future capital requirements and implement our expansion plans will depend upon many factors, including the financial resources available to us, the expansion of our sales and marketing efforts and the status of competition.  The exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing prior to such time.  There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result.  If adequate funds are not available, we may be required to delay, reduce or eliminate our programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our products, technologies or other assets.  Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on one product.

Although we plan to develop publications in addition to Image Magazine, there can be no assurance that these development efforts will be successful or, if successful, that resulting products will receive market acceptance, generate significant sales or result in gross profits.  Because all of our current sales are derived from our sole regional Image Magazine, failure to achieve broad market acceptance of the Image Magazine as a result of competition or other factors or the failure to successfully market any new magazines would have a material adverse effect on our business, operating results and financial condition.

We face significant competition in the markets where we operate from competitors with greater financial resources and established operations and revenues, which make it difficult to attract customers and obtain a market share and there can be no assurance that we will be able to compete effectively.

We compete for advertising and circulation revenues with publishers of other special-interest consumer magazines.  The monthly guide and entertainment magazine for local markets is very competitive, competition is likely to increase, and there can be no assurance that we will be able to compete effectively.  Increased competition may result in price cuts, reduced gross margins and loss of market share, any of which could seriously harm our business.  Many of our competitors have, and potential competitors may possess, longer operating histories and significantly greater financial, technical, personnel and other resources than us.

Competitors and potential competitors may also have greater name and brand recognition than we currently possess.  These greater resources may permit them to implement extensive advertising, sales, promotions and programs that we may not be able to match. Other competitors are smaller and may be capable of quickly identifying a niche publication that could compete for our readers and advertisers. As these competitors enter the field, our sales growth may fail to increase.  There can be no assurance that we will have the ability to compete successfully in this environment.  If we are unable to compete successfully, our business will be seriously harmed.

Our magazine business is also subject to competition from the rapidly increasing market for internet and new media products and services.

The increased availability of information on the internet and other new media products and services subjects our magazine business to increased competition, which may adversely affect our future operating results.

We have limited human resources; we need to attract and retain highly skilled personnel and consultants; and we may be unable to manage our growth with our limited resources effectively.

We expect that the expansion of our business may place a strain on our limited managerial, operational, and financial resources.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations.  Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management, logistics, and sales personnel.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.  Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees.  If we are unable to manage growth effectively, our operating results will suffer.

Our founder and President has limited experience in operating a magazine, and the Magazine may not be able to attract the necessary high level executive with the appropriate skills and background to increase the Magazine’s revenue.

Historically, we have depended upon the efforts and abilities of Gregory Bloom, our President and member of the Board of Directors.  While the loss of the services of Mr. Bloom would have a material adverse effect on our operations, we also recognize that in order to materially improve our results of operations, we must attract and retain a high level executive with experience and expertise in the publishing industry.  Our limited circulation and shortage of working capital substantially impair our ability to attract such a person.

Our revenue, expenses and operating results have fluctuated in the past and may do so in the future due to a variety of factors, which precludes our ability to guarantee future revenue streams.

The Company’s business is to publish Image Magazine.  This business is subject to fluctuations in operating results, which could negatively impact the price of its stock.  Revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  These factors include, among others:

•

the timing of orders from advertisers and the possibility that these advertisers may change or cancel their orders with little or no advance notice to the Company;

•

the uncertainty regarding the adoption of the Company’s current and any future publishing products; and

•

the rate of growth of the markets for the Company’s publishing products.

We rely primarily on freelance journalists and independent contractors for our magazine feature articles and other content.  As we do not control those persons or the source of content, we are at risk at being unable to generate interesting and attractive features and other material content for our future publications.

We rely primarily on freelance journalists and other independent writers and photographers for the feature articles, photographs and other content of our magazines.  While we have ongoing relationships with several independent artists and journalists, we have no written agreements with these persons and no ability to control their future performance.  As a result, we cannot be assured that we will have either the quality or quantity of future content necessary to fulfill the demands of future publications.

Because we rely on freelance journalists and independent photographers for much of our magazine content, we have an increased risk that our content  may infringe upon the copyrights of third parties.

As we rely on the work product of freelance journalists and independent photographers, we cannot control the source of the materials that they present to us for publication in our magazine.  As a result, we are at increased risk that materials that we are provided by independent contractors may infringe upon the copyright or other intellectual property rights of third parties.  This lack of control puts us at increased risk of violating the intellectual property rights of others, which could result in substantial liability in the future should we be found to have infringed on those rights.

The name of our magazine, “Image Magazine”, may infringe upon the trademark rights of a third party.

It has recently been brought to our attention that a third party in Orange County, CA  publishes a regional magazine under the name “Image Magazine”.  The publisher of the California-based Image Magazine has registered the trademark “Image Magazine” with the Unites States Patent and Trademark Office, which trademark registration was issued in 2006, and also owns and uses the domain name “imagemagazine.com”.    We have made preliminary contact with the principals of the California-based magazine in an effort to resolve our conflicting uses of the same trademark and have agreed in principle to resolve the matter through the execution of a trademark license; however, no assurance can be given that we will be able to finalize such a license. We have had no contact from the California based magazine and have no information about their current status.  Should we be unsuccessful in our efforts to resolve this trademark conflict, we may have to rebrand our magazine altogether and forfeit all of the goodwill which we have developed over the years in connection with our magazine.  This would result in substantial economic losses.

We could become subject to copyright infringement claims by third-parties which could impair our limited capital resources and potentially result in substantial adverse judgment.

In recent years, there has been significant litigation in the United States and elsewhere involving copyright and other intellectual property rights.  Third parties may assert copyright and other intellectual property rights to information included in our magazine. Any infringement claims, with or without merit, could be time consuming, result in costly litigation, and divert the efforts of our technical and management personnel.  If we are unsuccessful in defending against these types of claims, we may be required to do one or more of the following:

•

stop selling those magazines that use or incorporate the challenged intellectual property;

•

attempt to obtain a license to sell or use the relevant protected material or substitute other material, which license may not be available on reasonable terms or at all;

•

redesign those magazines that use the protected material, which we may not be able to do on a timely or cost effective basis, or at all; or,

•

pay substantial damages.

In the event a claim against us is successful our business will be significantly harmed.  A substantial uninsured judgment could force us to cease operations altogether.

We rely on third parties to print our magazine and our reputation and operating results could be harmed if they fail to produce a quality magazine in a timely and cost-effective manner and in sufficient quantities.

We do not currently have printing facilities or personnel to independently print the magazine.  We depend on third-party printers to produce the magazine in a timely fashion, at satisfactory quality and cost levels.  If our printers fail to produce quality finished magazines on time, at expected cost targets and in sufficient quantities, our reputation and operating results would suffer.  In addition, as we have no long-term agreements with our printers, we do not have firm commitments on the timing, pricing and quality of the printing process, and, the printer may stop printing for us at any time, with little or no notice.

Cost increases for our printing services, whether resulting from shortages of materials, labor or otherwise, including, but not limited to rising cost of materials, transportation, services, labor, and commodity price increases could negatively impact our gross margins.  Because of market condition and other factors, we may not be able to offset any such increased costs by adjusting the price of our magazine.  If for any reason we are unable to obtain or retain third party printers on commercially acceptable terms, we may not be able to distribute the magazine, or other future products, as planned.  If we encounter delays or difficulties with contract printing, the distribution, marketing and subsequent sales of the magazine will be adversely affected.

Because paper and printing costs fluctuate, and increases in labor are unpredictable, such changes could occur and adversely affect our financial results.

Paper, ink, and supplements are major components of our printing costs. Historically, paper and, therefore, printing prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in paper and printing prices.  We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of paper or printing or enter into contracts with embedded derivatives for the purchase of paper.  If the price of paper increases materially, our operating results could be adversely affected.  In addition, substantial increases in labor or health care costs could also affect our operating results.

If general economic trends degrade, trends in advertising spending may fall and reduce our circulation and advertising revenue, which would have a materially negative impact on our business.

Our advertising and circulation revenues are subject to the risks arising from adverse changes in domestic and global market conditions (i.e., increases in gas prices and interest rates) and possible shifting of advertising spending amongst media.  Extraordinary weather conditions or other events, such as hurricanes, earthquakes, war and terrorist attacks can impact advertising revenues.  Any adverse impact of economic conditions on us is difficult to predict but it may result in reductions in circulation and advertising revenue.  Additionally, if geopolitical events negatively impact the economy, our results of operations may be adversely affected.

Our circulation impacts our revenue in that advertisers are willing to pay more to place ads in a publication that has a larger number of readers who have requested to be placed on a circulation list.  Our circulation is affected by: competition from other publications and other forms of media available in our various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine reading among young people; and increasing costs of circulation acquisition.

If we are unable to generate revenues from advertising and sponsorships, or if we were to lose our large advertisers or sponsors, our business would be harmed.

If companies perceive Image Magazine to be a limited or ineffective advertising medium, they may be reluctant to advertise in the magazine. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

• our ability to maintain a large, demographically attractive reader base for Image Magazine;

• our ability to maintain attractive advertising rates;

• our ability to attract and retain advertisers and sponsors; and

• our ability to provide effective advertising delivery and measurement systems.

Our advertising revenues are also dependent on the level of spending by advertisers, which is impacted by a number of factors beyond our control, including general economic conditions, changes in consumer purchasing and viewing habits and changes in the retail sales environment.  Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. These companies may be able to undertake more extensive marketing campaigns, adopt aggressive advertising pricing policies and devote substantially more resources to attracting advertising customers.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES

Corporate Offices

Our principal executive offices are currently located at 1155 Sherman Street, Suite 307, Denver, Colorado 80203.  Our telephone number is (303) 813-1098.  Our offices comprise 500 square feet which we occupy on a lease which expires December 31, 2008.  Our rent consists of $ 400 per month, plus a full page of advertising for our landlord in each monthly publication of the Magazine valued at $300.  The facilities are adequate for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

There are no material legal proceedings in which either we or any of our affiliates are involved.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since March, 2009, the common stock of the Company has been quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “IMLE”. The table below sets forth the high and low closing prices on the OTC Bulletin Board since March, 2009.

	Common Stock
	High	Low

Year Ending December 31, 2009
First Quarter	$0.25	$0.10

On April 13, 2009, the closing bid price of our common stock was $0.10.  On April 13, 2009, we had 68 stockholders of record.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.

The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	NA	0
Equity compensation plans not approved by security holders(1)	0	NA	0
Total

(1)     Includes nonqualified options granted to directors and officers.

Unregistered Sales of Equity Securities and Use of Proceeds

1.

In September 2008, we issued to one investor an aggregate of 100,000 shares of common stock in consideration of $25,000 in cash.  The investor was John Overturf, Jr., The investor executed a subscription agreement attesting that he qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

2.

In October 2008, we issued to each of our three directors an aggregate of 10,000 shares of common stock in consideration of services as a director valued at $2,500.   The directors each executed a subscription agreement attesting that he qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6.	Selected Financial Data

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended Dec., 31, 2008	Year Ended Dec. 31, 2007
Total revenues	$ 196,445	$ 216,075
Operating expenses	$ 368,847	$ 309,442
Net loss	$ (172,602)	$ (92,316)
Basic and diluted loss per common share	$ (0.17)	$ (0.09)
Shares used in computing basic and diluted loss per share	1,029,125	992,650

Balance Sheet Data:	Dec. 31, 2008	Dec. 31, 2007
Working capital deficit	$ (148,661)	$ (9,067)
Total assets	$ 11,157	$ 67,820
Total liabilities	$ 159,798	$ 75,979
Stockholders' deficit	$ (148,261)	$ (8,159)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to our continuing losses from operations, our auditors qualified their audit report for the year ended December 31, 2008 by including an explanatory paragraph assuming our ability to continue as a going concern.

Results of Operations – Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

We recognized a net loss of $(172,602) ($(0.17) per share) for the year ended December 31, 2008 compared to a net loss of $(92,136) ($(0.09) per share) for the same period in 2007.  The increase in our net loss is primarily due to an 11% decrease in year over year net advertising revenues, increases in our magazine production costs, as well as increases in legal and accounting fees associated with the spin-off.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $150,980 for the year ended December 31, 2008 as compared to $169,750 for the comparable 2007 period, a decrease of $18,770, or 11%.  The decrease is primarily attributable the local advertising market which continues to be challenging due to local economic conditions.

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

During the years ended December 31, 2008 and 2007 barter revenue and expense amounted to $45,465 and $46,325, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution.  Total editorial, production and circulation costs for the years ended December 31, 2008 and 2007 were $128,079 and $120,275, respectively, representing a 6.5% increase of $7,804.  This increase is primarily attributed to additional magazines distributed during the Democrat National Convention held in Denver in September 2008.

Barter expenses: As discussed above, we account for barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Total barter expenses were $45,465 and $46,325 for the years ended December 31, 2008 and 2007, respectively, representing a slight 2% decrease of $860.

Selling, general and administrative expenses: The following table summarizes our selling, general and administrative expenses for comparison and discussion purposes:

	For the years ended
	December 31, 2008	December 31, 2007	$ Variance	% Variance
Personnel	$ 61,283	$ 55,516	$ 5,767	10.4%
Professional fees	82,950	46,139	36,811	79.8%
Occupancy and office	23,533	19,447	4,086	21.0%
Telephone & utilities	7,793	7,509	284	3.8%
Advertising & promotion	781	1,178	(397)	-33.7%
Banking & financing	15,484	7,921	7,563	95.5%
Depreciation & amortization	508	819	(311)	-38.0%
Other	2,971	4,313	(1,342)	-31.1%
	$ 195,303	$ 142,842	$ 52,461	36.7%

Personnel: Includes all costs associated with the employment of personnel for the publication of the Magazine.  It primarily includes the salary and payroll tax obligations of Mr. Gregory Bloom, our President, Chief Financial Officer and Treasurer, and Director.  He has been the Publisher of the Magazine since September 2000.  It also includes the hourly compensation and payroll tax obligations of the Company’s other sole employee who provides Mr. Bloom assistance in the production of the Magazine.  On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500.

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

Banking and financing: Primarily includes costs associated with the maintenance and collections of customer accounts, as well as banking and credit card service fees.  The increase is primarily attributed to additional costs incurred in 2007 in connection with banking merchant services and bank overdraft charges.

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

Interest Income: Interest income was $-0- and $1,231 for years ended December 31, 2008, 2007 respectively, and generally represents interest earned on operating cash funds deposited with financial institutions.

Interest expense: Interest expense was $600 and $-0- for the years ended December 31, 2008 and 2007 and represents accrued interest on the 8% Convertible Debenture.

.

Inflation did not have a material impact on the Company's operations for the period.

Other than that noted above, neither period included any unusual items or significant fluctuations.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Other

For federal income tax purposes, at December 31, 2008 the Company has a net operating loss carryover (NOL) approximating $541,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that we will be able to utilize the NOL before it expires and therefore no potential benefit has been recorded in the financial statements.

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  At December 31, 2008, we had a working capital deficit of $(148,661) due to operating losses for the year ended December 31, 2008.  This compares to a working capital deficit of $(9,067) at December 31, 2007.  Historically, cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing, as well upon loans from shareholders and affiliates to meet our operating cash requirements.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such financing.

As of December 31, 2008, the Company does not have any commercial bank credit facilities, nor is it expected to secure such facilities in the foreseeable future.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations, short term loans from shareholders or affiliates, or through additional debt or equity financing if cash generated from our operations continues to be insufficient to fund the Magazine operations.

At December 31, 2008, the Company had cash and cash equivalents of $68, compared to a cash balance of $31,287 at December 31, 2007.  The decrease in our cash balance is due to the operating loss for the year ended December 31, 2008.

Cash used in operating activities was $89,369 for the year ended December 31, 2008.  For the same period in 2007, operating activities used net cash of $87,034.  The increase in cash used in operating activities over the comparable period was primarily the result of the net loss realized during the year ended December 31, 2008, which was partially offset by increases in our trade accounts payable.

Cash flows from financing activities were $58,150 for the year ended December 31, 2008.  On September 11, 2008 we sold 100,000 restricted shares of our common stock at $.25 per share to a related party, resulting in $25,000 of proceeds.  In addition, during the year ended December 31, 2008 we received a total of $43,150 of short term cash advances from non-related and related parties, of which $10,000 was repaid during the period.  Cash flows from financing activities was $-0- for the year ended December 31, 2007.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

Not applicable

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets at December 31, 2008 and 2007

3.	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

4.	Consolidated Statement of Changes in Shareholders’ Equity (Deficit) from January 1, 2007 through December 31, 2008

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors of

Imagine Media, Ltd. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Imagine Media, Ltd. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagine Media, Ltd. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses.  This condition raises, among others, substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to this uncertainty in also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

April 6, 2009

Imagine Media, Ltd. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$ 68	$ 31,287
Trade receivables, net of allowance of $13,500 and $3,900, respectively	10,419	35,625
Receivable from related party	1,050	-
Total current assets	11,537	66,912

Equipment, net of accumulated depreciation
of $3,413 and $2,905, respectively	-	508
Deposit	400	400
Total assets	$ 11,937	$ 67,820

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable:
Trade creditors	$ 69,481	$ 55,169
Related party (Note 2)	21,000	18,000
Short term advance (Note 3)	15,000	-
Indebtedness to related parties (Note 2)	18,150	-
8% Convertible debenture (Note 3)	30,000	-
Accrued interest payable	600	-
Other accrued expenses	5,967	2,810
Total current liabilities	160,198	75,979

Commitments (Note 5)	-	-

Shareholders’ deficit (Notes 1, 2 and 4):
Common stock, $.00001 par value. Authorized 100,000,000 shares, 1,122,650
and 992,650 shares issued and outstanding	11	10
Additional paid-in capital	392,779	360,280
Retained deficit	(541,051)	(368,449)
Total shareholders' deficit	(148,261)	(8,159)
Total liabilities and shareholders' deficit	$ 11,937	$ 67,820

See accompanying notes to these financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007

Net sales and gross revenues:
Advertising sales, net of discount of $93,730,
and $110,325, respectively	$ 150,980	$ 169,750
Barter revenues (Note 1)	45,465	46,325
Total sales and revenues	196,445	216,075

Operating expenses:
Editorial, production and circulation	128,079	120,275
Barter expense (Note 1)	45,465	46,325
Selling, general and administrative	195,303	142,842
Total operating expenses	368,847	309,442

Loss from operations	(172,402)	(93,367)
Other income (expense):
Interest income	-	1,231
Interest expense	(600)	-
Other	400	-
Loss before income taxes	(172,602)	(92,136)
Income tax provision	-	-
Net loss	$ (172,602)	$ (92,136)
Basic and diluted loss per share	$ (0.17)	$ (0.09)
Weighted average common shares outstanding	1,029,125	992,650

See accompanying notes to these financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

			Additional Paid-in capital	Retained Deficit	Total
	Common Stock
	Shares	Par Value *
Balance at December 31, 2006	992,650	$ 10	$ 360,280	$ (276,313)	$ 83,977
Net loss	-	-	-	(92,136)	(92,136)
Balance at December 31, 2007	992,650	10	360,280	(368,449)	(8,159)
Sale of common stock (Note 2)	100,000	1	24,999	-	25,000
Common stock issued to Directors (Note 2)	30,000	-	7,500	-	7,500
Net loss	-	-	-	(172,602)	(172,602)
Balance at December 31, 2008	1,122,650	$ 11	$ 392,779	$ (541,051)	$ (148,261)

* Restated see Note 1

See accompanying notes to these financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (172,602)	$ (92,136)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	507	818
Bad debt provision	9,600	3,130
Stock based compensation	7,500	-
Changes in assets and liabilities:
Receivables	14,556	(27,610)
Other assets	-	1,200
Accounts payable	47,313	27,564
Accrued expenses	3,757	-
Net cash used in operating activities	(89,369)	(87,034)
Cash flows from financing activities:
Proceeds from sale of common stock	25,000	-
Proceeds from related party short term advances	28,150	-
Repayments on related party short term advances	(10,000)	-
Proceeds from other short term advances	15,000	-
Net cash provided by financing activities	58,150	-
Net change in cash and cash equivalents	(31,219)	(87,034)
Cash and equivalents:
Beginning of year	31,287	118,321
End of year	$ 68	$ 31,287

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -

Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to 8% Convertible debenture	$ 30,000	$ -

See accompanying notes to these financial statements

IMAGINE MEDIA, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. In addition, the Company has a net capital deficiency of $148,261 and a working capital deficit, totaling $148,661, at December 31, 2008.  These factors may indicate that the Company will be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability.  However, management plans, in the near-term, to (1) restructure debt and (2) increase ownership equity in order to address the matters described above.  There is, of course, no assurance that management will be successful in those efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The allowance for doubtful accounts as of December 31, 2008 and 2007 was $13,500 and $3,900, respectively.

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

For the years ended December 31, 2008 and 2007, depreciation expense amounted to $507 and $818, respectively, and is included in selling, general and administrative expenses.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  No impairment losses have been recognized during the years ended December 31, 2008 or 2007.

Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2008 and 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. A full valuation allowance on the deferred tax assets will be maintained until sufficient positive evidence exists to support reversal of the valuation allowance.

The tax provision was $-0- and $-0- on a pre-tax loss of $172,602 and $92,136 for the years ended December 31, 2008 and 2007, respectively.

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

Revenue Recognition

Magazine advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- at December 31, 2008 and 2007.

In addition, the Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.  Barter revenue amounted to $45,465 and $46,325 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $781 and $1,178 for the years ended December 31, 2008 and 2007, respectively.

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

Stock-based Compensation

The Company has adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500. For the years ended December 31, 2008 and 2007, we have recorded $7,500 and $0, respectively, in compensation expense under the requirements as discussed above.

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  Securities relating to 120,000 shares of common stock that could be issued upon the possible conversion of the 8% convertible debenture have been excluded from the weighted average number of common shares outstanding at December 31, 2008 as their inclusion would be anti-dilutive.  No potentially dilutive securities were recorded on the Company’s books at December 31, 2007.

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

(2)  Related Party Transactions

On September 11, 2008 Media sold 100,000 restricted shares of its common stock at $.25 per share to Mr. John Overturf, a shareholder and principal of an affiliate who provides certain administrative functions through Prospector Capital as discussed below.  The Company received a total of $25,000 from the transaction, which proceeds are to be used for general working capital purposes.

On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500.

During the years ended December 31, 2008 and 2007, Prospector Capital, a company controlled by Mr. John Overturf, provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $12,000 was recorded during each of the years ended December 31, 2008 and 2007, respectively.  The amounts payable to the affiliate were $21,000 and $18,000 at December 31, 2008 and 2007, respectively, and are recorded as related party accounts payable.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company’s Chief Executive Officer, advanced $5,500 to the Company for working capital purposes.  As of December 31, 2008 no repayments have been made on this advance.

During the third quarter of the year ended December 31, 2008 Prospector Capital, an affiliate, advanced a total of $6,000 to the Company for working capital purposes.  The total amount of the advances was repaid to the affiliate in October 2008.

During the year ended December 31, 2008, The Rockies Fund, advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made a direct advance to the Company of $650, which remains unpaid at December 31, 2008.

None of the advances earn interest and are payable to the holder on demand.

(3)  8% Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services.  The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25.  The debenture matures April 1, 2009 together with accrued interest.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance.  The advance does not earn interest and is payable to the holder on demand.

(4)  Equity

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

(5)  Commitments

Operations entered into a one year non-cancellable operating lease for office space on November 1, 2006.  Under the terms of the lease, the Company pays $400 cash monthly and provides monthly advertising to the landlord, valued by management $300, for a total monthly rent of $700.  In December 2007, the lease was renewed until December 1, 2008 under the same terms.  As of December 31, 2008 the lease has not been renewed.  However, the company still occupies the space on a month to month arrangement with the landlord at the same terms under the previous expired lease.  The Company expects to continue this arrangement for the foreseeable future.  Assuming the Company occupies the space for the next twelve months, the future minimum lease payments in cash and barter advertising services will total $8,400.

Rent expense of $4,800 and $13,200 was recorded for the years ended December 31, 2008 and 2007, respectively.

(6)  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2008	2007
U.S. federal statutory graduated rate	28.82%	15.00%
State income tax rate,
net of federal benefit	3.30%	3.94%
Permanent difference	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available.	-32.12%	-18.94%
	0.00%	0.00%

At December 31, 2008, deferred tax assets consisted of a net tax asset of $55,440, due to operating loss carry forwards of $541,051, of which $237,442 is attributed to the historical operations of the magazine, which was fully allowed for, in the valuation allowance of $55,440.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2008 was $20,774.  Net operating loss carryforwards will expire through 2028.  The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

(7)  Other - Trademark

The Company has learned that a third party in Orange County, CA publishes a regional magazine under the name “Image Magazine.”  The publisher of the California-based Image Magazine has registered the trademark “Image Magazine” with the United States Patent and Trademark Office, which trademark registration was issued in 2006, and also owns and uses the domain name “imagemagazine.com”    Preliminary contact with the principals of the California-based magazine has been made in an effort to resolve our conflicting uses of the same trademark and have agreed in principle to resolve the matter through the execution of a trademark license; however, no assurance can be given that such a license can be finalized.    Should efforts to resolve this trademark conflict not be successfully resolved, the Company would have to rebrand the magazine altogether and forfeit all of the goodwill which has been developed over the years in connection with the magazine.  This would result in substantial economic losses.

(8)  Subsequent events

On April 6, 2009 the holder of the 8% Convertible Debenture elected to convert $25,000 of the debenture to the Company’s common stock. That conversion has not yet been completed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  However, for the fiscal year ended December 31, 2008, the Company did not undertake procedures required to evaluate the adequacy of its internal controls over financial reporting for purposes of preparing a Management Report , based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Any evaluation of the Company’s internal controls over financial reporting under any guidelines or criteria would have resulted in the conclusion that the Company lacks effective control over financial reporting.  Accordingly, the Company has concluded that its internal controls over financial reporting are not effective to:

1)  Ensure the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company's Principal Executive Officer and Principal Financial Officer has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

Our principal executive and financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Gregory A. Bloom	37	CEO/Pres/CFO/Treasurer And Director	2007
Mark Allen	46	Director	2007
Harlan Munn	44	Secretary/Director	2007

Gregory Bloom, age 37, has been the President, Chief Financial Officer and Treasurer, and director of the Company since its inception. He has been the Publisher of Image Magazine since September, 2000. From January, 1998 to May, 2002, he was the Manager of The Brass Parrot, a bar and grill in Avon, Colorado.  Mr. Bloom has a B.S. degree in Hospitality Management from Florida International University.  He also studied at the University of South Florida.

Mark Allen, age 46, has been a Director since April, 2004. Since 1997, he has been President of Precision Metal Manufacturing, Inc. In 2003, he founded Pinnacle Properties, a private investment company.  In 2004, he founded a private company called Pro-tech Powdercoating.  He attended Arapahoe Community College.

Harlan Munn, age 44, has been the Secretary and a Director of the Company since April, 2004. From 1988 to the present, he has been employed by Lupton Associates, a private New York manufacturer’s representative for technical sales of mechanical components and electromagnetic assemblies. From 2003 to the present, he has been the President of Health  in Motion, Inc., a development stage company which is developing a therapeutic spinal device for the chiropractic and physical therapy markets. Mr. Munn received his B.S. degree in Business Administration, with an emphasis in marketing, from the University of Northern Colorado.

All directors serve until their successors have been duly elected and qualified and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

Board Meeting and Compensation

During the fiscal year ended December 31, 2008 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  In October 2008, each director was granted 10,000 shares of common stock as compensation for their services as directors.

During fiscal 2008 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.

During the fiscal year ended December 31, 2008, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

The Audit Committee of the Board of Directors will adopt a written charter, which when adopted will be filed with the Commission.

Compensation Advisory Committee

The composition of the compensation advisory committee has not been determined.

The compensation advisory committee did not meet during fiscal 2008.  The compensation advisory committee:

-

recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;

-	determines equity compensation for all employees;

-	reviews and approves the cash compensation and bonus objectives for the executive officers; and

-	reviews various matters relating to employee compensation and benefits.

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of three members. The board has not adopted a charter to govern the director nomination process.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Gregory A. Bloom, President, at the Company's principal executive offices located in Denver, Colorado and provide to Mr. Bloom, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2009.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Gregory A. Bloom, President, at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees..  We intend to post a copy of the Code of Ethics on our website at www.imagemag.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations at the Company’s corporate address.

No family relationship exists between any director and executive officer.

Except as noted herein or below, during the last five- (5) years no director or officer of the Company has:

       (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

       (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

       (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

       (4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Indemnification and Limitation on Liability of Directors

Our certificate of incorporation also provides that we shall indemnify, to the full extent permitted by Delaware law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the fact that he or she is or was one of our directors, officers, employees or agents.  The indemnification is against judgments, penalties, fines, settlements, and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons in accordance with these provisions, or otherwise, we have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act of 1933 is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The Company's Articles of Incorporation limit the liability of its directors to the fullest extent permitted by Delaware law.  Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit.  Liability under federal securities law is not limited by the Articles.  The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company's affairs.  The Company has no retirement, pension or profit sharing plans for its officers and Directors.

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Messrs. Bloom, Munn and Allen each failed to file one form covering one transaction in a timely fashion.   In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2008 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2009, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

Role of Executive Officers in Compensation Decisions. The Board makes all compensation decisions for the CEO and the CFO. Decisions regarding the compensation of other employees are made by the CEO and CFO in consultation with the Board. In this regard, the CEO and CFO provide the Board evaluations of executive performance, business goals and objectives and recommendations regarding salary levels and equity awards.

Market-Based Compensation Strategy.  The Board adopted the following market-based compensation strategy:

Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the business information systems industry (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.

Target total direct compensation (target total cash compensation plus the annualized expected value of long-term incentives) levels for NEOs are calibrated relative to the Peer Group.

Base salary and target total cash compensation levels (base salary plus target annual incentive) for NEOs are calibrated to the Peer Group.

The long-term incentive component of the executive compensation program is discretionary and viewed in light of the target total direct compensation level.

The Board retains discretion, however, to vary compensation above or below the targeted percentile based upon each NEO’s experience, responsibilities and performance.

Total Direct Compensation

Our objective is to target total direct compensation, consisting of cash salary, cash bonus and long term equity compensation at levels consistent with the surveyed companies, if specified corporate and business unit performance metrics and individual performance objectives are met. We selected this target for compensation to remain competitive in attracting and retaining talented executives. Many of our competitors are significantly larger and have financial resources greater than our own. The competition for experienced, technically proficient executive talent in the industry is currently particularly acute, as companies seek to draw from a limited pool of such executives.

We structure total direct compensation to the named executive officers so that some of this compensation is delivered in the form of equity awards in order to provide incentives to work toward long-term profitable growth that will enhance stockholder returns. We also structure their cash compensation so that a significant portion is at risk under the cash bonus plan, payable based on corporate, business unit and individual performance. In the following sections, we further detail each component of total direct compensation.

Components of Compensation. For the year ended December 31, 2008, the CEO received an annual salary of $36,000.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites for his services as CEO.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gregory A. Bloom, CEO, President & CFO	2008	$ 36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
	2007	$ 36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
	2006	$ 36,000		10,000 (1)	-0-	-0-	-0-	-0-	45,000

(1) The stock awards in Imagine Holding were duplicated with shares of Imaging Media in the spin-off.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gregory A. Bloom	-0-	$ 2,500	-0-	-0-	-0-	-0-	$ 2,500
Harlan B. Munn	-0-	$ 2,500	-0-	-0-	-0-	-0-	$ 2,500
Mark Allen	-0-	$ 2,500	-0-	-0-	-0-	-0-	$ 2,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2009  and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner(1)	Number		Percent(2)
Common Stock
	Gregory A. Bloom	70,000		6.2%

	Leonard Nacht 295 Main Street Ruby Building # 210 Edwards, CO 81632	100,000		8.9%

	Estate of John R. Overturf, Jr.	100,000		8.9%

	Gina Garcia-Shaw 7750 N. Union # 201 Colorado Springs, CO 80920	145,000	(8)	12.9%

	Ferny Meadows, Inc. 295 Main Street Ruby Building # 210 Edwards, CO 81632	70,000	(3)	6.2%

	Golden Peak Capital, Inc.	75,000	(4)	6.7%

	Webquest, Inc. 7750 N. Union # 201 Colorado Springs, CO 80920	135,000	(5)	12.0%

	Hangar Development Company 7750 N. Union # 201 Colorado Springs, CO 80920	128,000	(6)	11.4%

	Prospector Capital 7750 N. Union # 201 Colorado Springs, CO 80920	122,950	(7)	11.0%

	Harlan Munn 5758 Singletree Lane Parker, Colorado 80134	10,500	1.0%

	Mark Allen 6737 West Lakeside Drive Littleton, CO 80125	10,000	1.0%

	All officers and directors as a group (three persons)	90,500	8.1%

(1)	Unless otherwise stated, address is 1150 Sherman Street # 307, Denver, CO 80203
(2)

Percentages calculated based upon 1,122,650 shares issued and outstanding. Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus.  In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Ferny Meadows, Inc. is owned and controlled by Lynn Nacht.
(4)	Golden Peak Capital, Inc., is owned and controlled by Robert Hoffman.
(5)	Webquest, Inc., is owned and controlled by Gina Garcia-Shaw
(6)	Hangar Development Company is owned and controlled by the Estate of John Overturf, Jr.
(7)	Prospector Capital is owned and controlled 50% by the Estate of John Overturf, Jr. and 50% by Dorothy Calandrella.
(8)	Includes 135,000 shares beneficially owned by Webquest, Inc., which is owned and controlled by Mrs. Garcia-Shaw.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Throughout its history, the Company has experienced shortages in working capital and has relied, from time to time, upon loans from affiliates to meet immediate cash demands.  There can be no assurance that these affiliates or other related parties will continue to provide funds to the Company in the future, as there is no legal obligation to provide such loans.

On September 11, 2008 Media sold 100,000 restricted shares of its common stock at $.25 per share to John Overturf, Jr.,  a related party.  The Company received a total of $25,000 from the transaction, which proceeds are to be used for general working capital purposes.

On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500.

During the years ended December 31, 2008 and 2007, Prospector Capital, a company controlled by Mr. John Overturf,  provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $12,000 was recorded during each of the years ended December 31, 2008 and 2007, respectively.  The amounts payable to the affiliate were $21,000 and $18,000 at December 31, 2008 and 2007, respectively, and are recorded as related party accounts payable.

Indebtedness to related parties

In October 2008, a company controlled by the Company’s Chief Executive Officer advanced $5,500 to the Company for working capital purposes.  As of December 31, 2008 no repayments have been made on this advance.

During the third quarter of the year ended December 31, 2008, Prospector Capital, a company controlled by John Overturf, Jr. an affiliate, advanced a total of $6,000 to the Company for working capital purposes.  The total amount of the advances was repaid to the affiliate in October 2008.

During the year ended December 31, 2008, Rockies Fund, Inc. advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, Rockies Fund made a direct advance to the Company of $650, which remains unpaid at December 31, 2008.

None of the advances earn interest and are payable to the holder on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Cordovano and Honeck, LLP, its current accountant, for each of the last two fiscal years:

	2008	2007
Audit Fees	$ 0	$ 0
Audit-Related Fees	$ 29,594.60	$ 13,153.25
Tax Fees	$ 0	$ 0
All Other Fees	$ 0	$ 0

Total	$ 29,594.60	$ 13,153.25

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission").  You may read and copy any document we file at the Commission's Public Reference Rooms in Washington, D.C.  Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Rooms.  You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

The Commission allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents.  The information incorporated by reference is considered to be part of this filing, and later information that we file with the Commission will automatically update and supersede this information.  We incorporate by reference the documents listed below and any future filings we make with the Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934:

	Exhibit No.	Title

*	3.1	Certificate of Incorporation dated August 10, 2007
*	3.2	Bylaws
*	4.1	Specimen Common Stock Certificate
*	5.0	Opinion of Clifford L. Neuman, P.C.
*	9.1	Spin-off Trust Agreement dated August 10, 2007
*	10.1	Form of Work For Hire Agreement
*	10.2	Assignment and Assumption Agreement dated August 23, 2007
#	14.0	Code of Ethics
*	21.0	List of Subsidiaries
*	23.1	Consent of Clifford L. Neuman, P.C. (included in Exhibit 5.0)
*	23.2	Consent of Cordovano and Honeck, LLP
#	31	Certification
#	32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

_______________________________

*

Incorporated by reference to Registrant’s Registration Statement on Form SB-2 as filed with the Commission on January 31, 2008.

#

Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGINE MEDIA, LTD.

Date: April _13, 2009	By:_/s/ Gregory A. Bloom____ Gregory A. Bloom President, CEO/CFO

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
_/s/ Gregory A. Bloom ____	President, CEO/CFO & Director	April `13, 2009
Gregory A. Bloom

_/s/ Harlan B. Munn______	Secretary, Treasurer & Director	April 15, 2009
Harlan B. Munn

_/s/ Mark Allen__________	Director	April 15, 2009
Mark Allen