Form 10-Q
period 2009-03-31
IMAGINE MEDIA LTD
filed 2009-06-19
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Non-accelerated filer [    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of March 31, 2009 the Registrant had 1,380,650 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Imagine Media, Ltd.,  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three month periods ended March 31, 2009 and 2008, its statements of changes in stockholders’ equity (deficit) for the period December 31, 2007 through March 31, 2009, and its cash flows for the three month periods ended March 31, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.   The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

Imagine Media, Ltd. and Subsidiary
Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 658	$ 68
Trade receivables, net of allowance of $11,800 and $13,500, respectively	-	10,419
Receivable from related party	-	1,050
Total current assets	658	11,537
Deposit	-	400
Total assets	$ 658	$ 11,937

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable:
Trade creditors	$ 53,874	$ 69,481
Related party (Note 2)	3,000	21,000
Short term advance (Note 3)	-	15,000
Indebtedness to related parties (Note 2)	2,000	18,150
Convertible debenture (Note 3)	30,000	30,000
Accrued interest payable	1,200	600
Other accrued expenses	11,389	5,967
Total current liabilities	101,463	160,198

Commitments (Note 5)	-	-
Shareholders’ deficit (Notes 1, 2 and 4):
Common stock , $.00001 par value. Authorized 100,000,000 shares, 1,380,650
and 1,122,650 shares issued and outstanding	14	11
Additional paid-in capital	457,276	392,779
Retained deficit	(558,095)	(541,051)
Total shareholders' deficit	(100,805)	(148,261)
Total liabilities and shareholders' deficit	$ 658	$ 11,937

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Net sales and gross revenues:
Advertising sales, net of discount of $0,
and $19,850, respectively	$ 400	$ 30,450
Barter revenues (Note 1)	-	9,150
Total sales and revenues	400	39,600

Operating expenses:
Editorial, production and circulation	444	29,542
Barter expense (Note 1)	-	9,150
Selling, general and administrative	16,200	39,977
Total operating expenses	16,644	78,669

Loss from operations	(16,244)	(39,069)
Other income (expense):
Interest expense	(800)	-
Loss before income taxes	(17,044)	(39,069)
Income tax provision	-	-
Net loss	$ (17,044)	$ (39,069)
Basic and diluted loss per share	$ (0.01)	$ (0.04)
Weighted average common shares outstanding	1,226,983	992,650

Imagine Media, Ltd. and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

Additional Paid-in Capital	Retained Deficit	Total
Common Stock
Shares	Par Value *
Balance at December 31, 2007	992,650	$ 10	$ 360,280	$ (368,449)	$ (8,159)
Sale of common stock (Note 2)	100,000	1	24,999	-	25,000
Common stock issued to Directors (Note 2)	30,000	-	7,500	-	7,500
Net loss	-	-	-	(172,602)	(172,602)
Balance at December 31, 2008	1,122,650	11	392,779	(541,051)	(148,261)
Conversions of accounts payable to common stock (Notes 2 & 3)	104,000	1	25,999	-	26,000
Conversions of short term advances and accrued	-
interest to common stock (Notes 2 & 3)	111,400	1	27,849	-	27,850
Conversions of indebtedness to related parties	-
to common stock (Note 2)	42,600	1	10,649	-	10,650
Net loss	-	-	-	(17,044)	(17,044)
Balance at March 31, 2009 (unaudited)	1,380,650	$ 14	$ 457,276	$ (558,095)	$ (100,805)

* Restated see Note 1

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (17,044)	$ (39,069)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	142
Changes in assets and liabilities:
Receivables	11,469	12,230
Other assets	400	-
Accounts payable	(7,607)	(2,327)
Accrued expenses	6,222	-
Net cash used in operating activities	(6,560)	(29,024)
Cash flows from financing activities:
Proceeds from related party short term advances	12,500	-
Repayments on related party short term advances	(5,500)	-
Proceeds from other short term advances	150	-
Net cash provided by financing activities	7,150	-
Net change in cash and cash equivalents	590	(29,024)
Cash and equivalents:
Beginning of period	68	31,287
End of period	$ 658	$ 2,263
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -
Supplemental disclosure of non-cash financing activities:
Conversions of accounts payable to common stock	$ 26,000	$ -
Conversion of short term advance and accrued interest to
common stock	$ 27,850	$ -
Conversions of indebtedness to related parties to common stock	$ 10,650	$ -

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

Media, is incorporated in the State of Delaware.  Until January 2009, it published Image Magazine, a Denver, Colorado monthly guide and entertainment source.  The magazine covered nightlife, music, style, food and art and sells advertising to businesses within such genres.  The magazine was a pocket-sized, full color and glossy assemblage of information distributed at nearly 500 establishments.  In January 2009, Media suspended publishing Image Magazine due to various economic and technical issues that have resulted in declining advertising revenues and increased production and distribution costs.  The Company is considering various strategies including publishing the magazine on less frequent basis, as well as utilizing the Internet as its primary distribution platform.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. In addition, the Company has a net capital deficiency and working capital deficit of $100,805 at March 31, 2009.  These factors may indicate that the Company will be unable to continue as a going concern.

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

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The allowance for doubtful accounts as of March 31, 2009 and December 31, 2008 were $11,800 and $13,500, respectively.

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

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $-0- and $142, respectively, and is included in selling, general and administrative expenses.  All property and equipment is fully depreciated as of March 31, 2009.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  No impairment losses have been recognized during the three months ended March 31, 2009 or 2008.

Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. A full valuation allowance on the deferred tax assets will be maintained until sufficient positive evidence exists to support reversal of the valuation allowance.

The tax provision was $-0- on a pre-tax loss of $172,602 for the year ended December 31, 2008.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the financial statements.

Revenue Recognition

Magazine and website advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- at March 31, 2009 and December 31, 2008.

In addition, the Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.  Barter revenue amounted to $-0- and $9,150 for the three months ended March 31, 2009 and 2008, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $159 and $235 for the three months ended March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009 and 2008, we have recorded no compensation expense under the requirements as discussed above.

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  Securities relating to 120,000 shares of common stock that could be issued upon the possible conversion of the 8% convertible debenture have been excluded from the weighted average number of common shares outstanding at March 31, 2009 as their inclusion would be anti-dilutive.  No potentially dilutive securities were recorded on the Company’s books at March 31, 2009.

New Accounting Standards

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have an impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

During the three months ended March 31, 2008 Prospector Capital, a company controlled by Mr. John Overturf, provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $3,000 was recorded for the three months ended March 31, 2008.  For the three months ended March 31, 2009 the fee was waived.  On March 1, 2009 the total amount payable to the affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company’s Chief Executive Officer, advanced $5,500 to the Company for working capital purposes.  During the three months ended March 31, 2009 the amount due to Mr. Bloom was paid in full.

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008.  On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.  At March 31, 2009, $2,000 of the working capital advance was unpaid.

None of the advances earn interest and are payable to the holder on demand.

(3)  8% Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services.  The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25.  The debenture matured April 1, 2009.  As of the date of this report the debenture together with $1,200 of accrued interest has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance.  During the three months ended March 31, 2009 an additional $150 was advanced to the Company by the same non-affiliate.  On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

During the three months ended March 31, 2009 the Company received $12,500 from a non-affiliate as a short term advance.  On January 15, 2009 the total of $12,500 was converted to 50,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

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

On March 31, 2009 certain amounts due a consultant for prior professional accounting services were converted to common stock.  The total amount converted of $5,000 resulted in the issuance of 20,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

(5)  Commitments

Operations entered into a one year non-cancellable operating lease for office space on November 1, 2006.  Under the terms of the lease, the Company paid $400 cash monthly and provides monthly advertising to the landlord, valued by management $300, for a total monthly rent of $700.  In December 2007, the lease was renewed until December 1, 2008 under the same terms.  As of March 31, 2009 the lease had not been renewed and the Company no longer occupies the space. For the three months ended March 31, 2009 a total of $400 of rent was paid the landlord by transfer of the security deposit.  As of the date of this report, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

Rent expense of $400 and $1,200 was recorded for the three months ended March 31, 2009 and 2008, respectively.

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

Media, is incorporated in the State of Delaware.  Until January 2009, it published Image Magazine, a Denver, Colorado monthly guide and entertainment source.  The magazine covered nightlife, music, style, food and art and sells advertising to businesses within such genres.  The magazine was a pocket-sized, full color and glossy assemblage of information distributed at nearly 500 establishments.  In January 2009, Media suspended publishing Image Magazine due to various economic and technical issues that have resulted in declining advertising revenues and increased production and distribution costs.  The Company is considering various strategies including publishing the magazine on less frequent basis, as well as utilizing the Internet as its primary distribution platform.

The spin-off was accounted for based on recorded amounts and for accounting purposes, Media is considered to be the acquirer of Operations and Holdings is its predecessor.  The historical operations of Holdings and Operations are included in the consolidated financial statements for all periods presented prior to the spin-off date of August 23, 2007.

Due to our continuing losses from operations, our auditors have included in their audit report for the year ended December 31, 2008 an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We recognized a net loss of $(17,044) ($(0.01) per share) for the three months ended March 31, 2009 compared to a net loss of $(39,069) ($(0.04) per share) for the same period in 2008.  The decrease in our net loss is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed above.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $400 for the three months ended March 31, 2009 and is composed entirely of one web based advertisement.  This is compared to $30,450 for the comparable 2008 period which included a full three months of advertising revenues in Image Magazine.  We are considering various strategies including publishing the magazine on less frequent basis, as well as utilizing the Internet as its primary distribution platform.

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

During the three months ended March 31, 2009 and 2008 barter revenue and expense amounted to $-0- and $9,150, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution, as well as costs associated with advertising production on the Internet.  Total editorial, production and circulation costs for the three months ended March 31, 2009 and 2008 were $444 and $29,542, respectively.  The decrease is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed above.

Barter expenses: As discussed above, we account for barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Total barter expenses were $-0- and $9,150 for the three months ended March 31, 2009 and 2008, respectively.

Selling, general and administrative expenses: These expenses include all non-production costs of operations including management and staff salaries and wages, professional legal and accounting fees, occupancy costs, as well as telephone, utilities and other general administrative costs.  For the three months ended March 31, 2009 total selling, general and administrative costs totaled $16,200, and primarily include certain legal and administrative costs associated with various conversions of accounts, notes and cash advances to common stock as discussed elsewhere in this report.  Total selling and administrative costs for the three months ended March 31, 2008 included all personnel, legal, accounting and other costs associated with the three full months of production of the magazine, which was suspended in January 2009 as discussed above.

Interest expense: Interest expense was $800 and $-0- for the three months ended March 31, 2009 and 2008 and represents accrued interest on the 8% Convertible Debenture, and other amounts advanced to the Company.

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

Liquidity and Capital Resources

Our primary source of cash is internally generated through operations.  At March 31, 2009, we had a working capital deficit of $(100,805).  This compares to a working capital deficit of $(148,661) at December 31, 2008.  The decrease in the working capital deficit is attributed to the conversion of various short term liabilities converted to common stock during the three months ended March 31,

2009.  Cash generated from operations has not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing, as well upon loans from shareholders and affiliates to meet our operating cash requirements.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such financing.

As of March 31, 2009, the Company does not have any commercial bank credit facilities, nor is it expected to secure such facilities in the foreseeable future.  Consequently, we believe that cash necessary for future operating needs must be internally generated though operations, short term loans from shareholders or affiliates, or through additional debt or equity financing.

At March 31, 2009, the Company had cash and cash equivalents of $658, compared to a cash balance of $68 at December 31, 2008.

Cash used in operating activities was $6,560 for the three months ended March 31, 2009.  For the same period in 2008, operating activities used net cash of $29,024.  The decrease in cash used in operating activities over the comparable period was primarily the result of the suspension of production of the magazine in January 2009.

Cash flows from financing activities were $7,150 for the three months ended March 31, 2009.  In January 2009 the Company received $12,500 from a non-affiliate as a short term advance.  As discussed below, this advance was converted to common stock on January 15, 2009.  Also, during the three months ended March 31 2009 we repaid a $5,500 cash advance made by the Company’s chief executive officer and director.  In addition, an additional advance of $150 was received from a non-affiliate.

During the three months ended, the following accounts payable, short term advances and debt owed to related parties were converted to common stock:

1)

Prospector Capital, a company controlled by Mr. John Overturf, provided certain administrative functions to the Company at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  For the three months ended March 31, 2009 the fee was waived.  On March 1, 2009 the total amount payable to the affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share.

2)

On March 31, 2009 certain amounts due a consultant for prior professional accounting services were converted to common stock.  The total amount converted of $5,000 resulted in the issuance of 20,000 shares of common stock at a conversion price of $.25 per share.

3)

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance.  During the three months ended March 31, 2009 an additional $150 was advanced to the Company by the same non-affiliate.  On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share.

4)

As discussed above, in January 2009 the Company received $12,500 from a non-affiliate as a short term advance.  On January 15, 2009 the total of $12,500 was converted to 50,000 shares of common stock at a conversion price of $.25 per share.

5)

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made an additional direct advance to the Company of $650, which remained unpaid at December 31, 2008.  On March 1, 2009, $10,650 of the advances was converted to 42,600 shares of common stock at a conversion price of $.25 per share.

Cash flows from financing activities was $-0- for the three months ended March 31, 2008.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Imagine Media, Ltd., a Delaware corporation (the "Company"), for the period ended March 31, 2009:

1.  a.

Effective January 15, 2009, the Company entered into an Agreement to Convert Debt with a non-affiliate pursuant to which the investor agreed to accept, and the Company agreed to issue, 50,000 shares of common stock, $.00001 par value (the “Common Stock” or “Shares”) in satisfaction of an outstanding short-term advance.  The Shares were valued at $0.25 per share.

b.

The shares issued upon conversion of the debt were issued exclusively to one person who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that was requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares in satisfaction the debt is described in Item 3.02(a) above.

f.

There proceeds of the short-term advances were used as working capital.

2.  a.

Effective March 1, 2009, the Company entered into an Agreement to Convert Debt with an affiliate pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 84,000 shares of common stock, $.00001 par value (the “Common Stock” or “Shares”) in satisfaction of compensation for services.  The total amount payable to the affiliate of $21,000 was converted at a conversion price of $0.25 per share.

b.

The shares issued upon conversion of the debt were issued exclusively to one affiliate which qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that was requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares in satisfaction the debt is described in Item 3.02(a) above.

f.

There were no proceeds received as a result of the conversion of debt.

3.  a.

Also effective March 1, 2009, the Company entered into an Agreement to Convert Debt with a non-affiliate pursuant to which the investor agreed to accept, and the Company agreed to issue, 61,400 shares of common stock, $.00001 par value (the “Common Stock” or “Shares”) in satisfaction of outstanding short-term advances in the aggregate principal amount of $15,150 together with accrued interest of $200.  The Shares were valued at $0.25 per share.

b.

The shares issued upon conversion of the debt were issued exclusively to one person who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that was requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares in satisfaction the debt is described in Item 3.02(a) above.

f.

There proceeds of the short-term advances were used as working capital.

4.  a.

Also effective March 1, 2009, the Company entered into Agreement(s) to Convert Debt with two shareholders pursuant to which the investors agreed to accept, and the Company agreed to issue an aggregate of 42,600 shares of common stock, $.00001 par value (the “Common Stock” or “Shares”) in satisfaction of outstanding cash advances in the aggregate principal amount of $10,650.  The Shares were valued at $0.25 per share.

b.

The shares issued upon conversion of the debt were issued exclusively to one person and to one entity, each of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investors each qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided each investor with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that each accredited investor obtained all information regarding the Company that was requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares in satisfaction the debt is described in Item 3.02(a) above.

f.

There proceeds of the cash advances were used as working capital.

5.  a.

Effective March 31, 2009, the Company entered into an Agreement to Convert Debt with a consultant pursuant to which the consultant agreed to accept, and the Company agreed to issue an 20,000 shares of common stock, $.00001 par value (the “Common Stock” or “Shares”) in satisfaction of prior professional accounting services valued at $5,000.  The Shares were valued at $0.25 per share.

b.

The shares issued upon conversion of the debt were issued exclusively to one person who qualified as  an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares in satisfaction of the debt.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investor obtained all information regarding the Company that was requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

The issuance of the Shares in satisfaction the debt is described in Item 3.02(a) above.

f.

There were no proceeds received as a result of the conversion of debt.

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

IMAGINE MEDIA, LTD.

Date: _June 16, 2009	By: _/s/ Gregory A. Bloom__________
Gregory A. Bloom, Chief Executive Officer and Chief Financial Officer