Form 10-Q
period 2009-06-30
IMAGINE MEDIA LTD
filed 2009-09-14
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X  ]  No  [  ].

As of September 11, 2009 the Registrant had 1,380,650 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Imagine Media, Ltd.,  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the three month periods ended June 30, 2009 and 2008 and for the six month periods ended June 30, 2009 and 2008, its statements of changes in stockholders’ equity (deficit) for the period January 1, 2008 through June 30, 2009, and its cash flows for the six month periods ended June 30, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.   The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

Imagine Media, Ltd. and Subsidiary
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 80	$ 68
Trade receivables, net of allowance of $11,800 and $13,500, respectively	-	10,419
Receivable from related party	-	1,050
Total current assets	80	11,537

Deposit	-	400
Total assets	$ 80	$ 11,937
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable:
Trade creditors	$ 57,172	$ 69,481
Related party (Note 2)	3,000	21,000
Short term advance (Note 3)	-	15,000
Indebtedness to related parties (Note 2)	24,400	18,150
Convertible debenture (Note 3)	30,000	30,000
Accrued interest payable	2,100	600
Other accrued expenses	8,008	5,967
Total current liabilities	124,680	160,198
Commitments (Note 5)	-	-
Shareholders’ deficit (Notes 1, 2 and 4):
Common stock , $.00001 par value. Authorized 100,000,000 shares, 1,380,650
and 1,122,650 shares issued and outstanding	14	11
Additional paid-in capital	457,276	392,779
Retained deficit	(581,890)	(541,051)
Total shareholders' deficit	(124,600)	(148,261)
Total liabilities and shareholders' deficit	$ 80	$ 11,937

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2009	2008

Net sales and gross revenues:
Advertising sales, net of discount of $0,
and $19,850, respectively	$ -	$ 32,750
Barter revenues (Note 1)	-	9,500
Total sales and revenues	-	42,250

Operating expenses:
Editorial, production and circulation	304	26,766
Barter expense (Note 1)	-	9,500
Selling, general and administrative	22,591	56,610
Total operating expenses	22,895	92,876

Loss from operations	(22,895)	(50,626)
Other income (expense):
Interest expense	(900)	-
Loss before income taxes	(23,795)	(50,626)
Income tax provision	-	-
Net loss	$ (23,795)	$ (50,626)
Basic and diluted loss per share	$ (0.02)	$ (0.05)
Weighted average common shares outstanding	1,380,650	992,650

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Net sales and gross revenues:
Advertising sales, net of discount of $0,
and $19,850, respectively	$ 400	$ 63,200
Barter revenues (Note 1)	-	18,650
Total sales and revenues	400	81,850

Operating expenses:
Editorial, production and circulation	748	56,308
Barter expense (Note 1)	-	18,650
Selling, general and administrative	38,791	96,587
Total operating expenses	39,539	171,545

Loss from operations	(39,139)	(89,695)
Other income (expense):
Interest expense	(1,700)	-
Loss before income taxes	(40,839)	(89,695)
Income tax provision	-	-
Net loss	$ (40,839)	$ (89,695)
Basic and diluted loss per share	$ (0.03)	$ (0.09)
Weighted average common shares outstanding	1,304,241	992,650

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

			Additional Paid-in Capital	Retained Deficit	Total
	Common Stock
	Shares	Par Value *
Balance at December 31, 2007	992,650	$ 10	$ 360,280	$ (368,449)	$ (8,159)
Sale of common stock (Note 2)	100,000	1	24,999	-	25,000
Common stock issued to Directors (Note 2)	30,000	-	7,500	-	7,500
Net loss	-	-	-	(172,602)	(172,602)
Balance at December 31, 2008	1,122,650	11	392,779	(541,051)	(148,261)
Conversions of accounts payable to common stock (Notes 2 & 3)	104,000	1	25,999	-	26,000
Conversions of short term advances and accrued					-
interest to common stock (Notes 2 & 3)	111,400	1	27,849	-	27,850
Conversions of indebtedness to related parties					-
to common stock (Note 2)	42,600	1	10,649	-	10,650
Net loss	-	-	-	(40,839)	(40,839)
Balance at June 30, 2009 (unaudited)	1,380,650	$ 14	$ 457,276	$ (581,890)	$ (124,600)

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (40,839)	$ (89,695)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	283
Changes in assets and liabilities:
Receivables	11,469	20,966
Other assets	400	-
Accounts payable	(4,309)	35,204
Accrued expenses	3,741	-
Net cash used in operating activities	(29,538)	(33,242)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Proceeds from related party short term advances	22,400	2,000
Repayments on related party short term advances	(5,500)	-
Proceeds from other short term advances	14,850	-
Repayments on other short term advances	(2,200)	-
Net cash provided by financing activities	29,550	2,000
Net change in cash and cash equivalents	12	(31,242)
Cash and equivalents:
Beginning of period	68	31,287
End of period	$ 80	$ 45
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -
Supplemental disclosure of non-cash financing activities:
Conversions of accounts payable to common stock	$ 26,000	$ -
Conversion of short term advance and accrued interest to
common stock	$ 27,850	$ -
Conversions of indebtedness to related parties to common stock	$ 10,650	$ -

See accompanying notes to these consolidated financial statements

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. In addition, the Company has a net capital deficiency and working capital deficit of $124,600 at June 30, 2009.  These factors may indicate that the Company will be unable to continue as a going concern.

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

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The allowance for doubtful accounts as of June 30, 2009 and December 31, 2008 were $11,800 and $13,500, respectively.

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

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $-0- and $283, respectively, and is included in selling, general and administrative expenses.  All property and equipment is fully depreciated as of June 30, 2009.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  No impairment losses have been recognized during the six months ended June 30, 2009 or 2008.

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

Revenue Recognition

Magazine and website advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- at June 30, 2009 and December 31, 2008.

In addition, the Company accounts for advertising barter transactions in accordance with the Emerging Issues Task Force ("EITF") consensus on Accounting for Advertising Barter Transactions (EITF 99-17).  EITF 99-17 provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.  Barter revenue amounted to $-0- and $18,650 for the six months ended June 30, 2009 and 2008, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $-0- for the six months ended June 30, 2009 and 2008.

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

For the six months ended June 30, 2009 and 2008, we have recorded no compensation expense under the requirements as discussed above.

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  Securities relating to 120,000 shares of common stock that could be issued upon the possible conversion of the 8% convertible debenture have been excluded from the weighted average number of common shares outstanding at June 30, 2009 as their inclusion would be anti-dilutive.  No other potentially dilutive securities were recorded on the Company’s books at June 30, 2009.

New Accounting Standards

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2)  Related Party Transactions

On September 11, 2008 Media sold 100,000 restricted shares of its common stock at $.25 per share to Mr. John Overturf, a shareholder and principal of an affiliate who provides certain administrative functions through Prospector Capital as discussed below.  The Company received a total of $25,000 from the transaction.

On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500.

During the six months ended June 30, 2008 Prospector Capital, a company controlled by Mr. John Overturf, provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $6,000 was recorded for the three months ended June 30, 2008.  For the six months ended June 30, 2009 the fee was waived.  On March 1, 2009 the total amount payable to the affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company’s Chief Executive Officer, advanced $5,500 to the Company for working capital purposes.  During the six months ended June 30, 2009 the amount due to Mr. Bloom was paid in full.

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008.  On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.  At June 30, 2009, $2,000 of the working capital advance was unpaid.

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company.  In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000.  Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, a shareholder of the Company.  All the advances were provided for working capital purposes.  None of these advances have been paid as of June 30, 2009.

None of the advances earn interest and are payable to the holder on demand.

(3)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services.  The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25.  The debenture matured April 1, 2009.  Upon default of the debenture, the default interest rate of 12% was effective.  As of the date of this report the debenture together with $2,100 of accrued interest has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance.  During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate.  On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

During the three months ended March 31, 2009 the Company received $12,500 from a non-affiliate as a short term advance.  On January 15, 2009 the total of $12,500 was converted to 50,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

In June 2009, the Company received $2,200 from a non-affiliate as a short term advance.  The full amount was also subsequently paid in June 2009.

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

(5)  Commitments

Operations entered into a one year non-cancellable operating lease for office space on November 1, 2006.  Under the terms of the lease, the Company paid $400 cash monthly and provides monthly advertising to the landlord, valued by management $300, for a total monthly rent of $700.  In December 2007, the lease was renewed until December 1, 2008 under the same terms.  As of June 30, 2009 the lease had not been renewed and the Company no longer occupies the space. For the six months ended June 30, 2009, $400 of rent was paid the landlord by transfer of the security deposit.  As of the date of this report, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

Rent expense of $800 and $2,400 was recorded for the six months ended June 30, 2009 and 2008, respectively.

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

Results of Operations – Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

We recognized a net loss of $(23,795) ($(0.02) per share) for the three months ended June 30, 2009 compared to a net loss of $(50,626) ($(0.05) per share) for the same period in 2008.  The decrease in our net loss is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed elsewhere in this report.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $-0- for the three months ended June 30, 2009 compared to $32,750 for the comparable 2008 period which included a full three months of advertising revenues in Image Magazine.

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

During the three months ended June 30, 2009 and 2008 barter revenue and expense amounted to $-0- and $9,500, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution, as well as costs associated with advertising production on the Internet.  Total editorial, production and circulation costs for the three months ended June 30, 2009 and 2008 were $304 and $26,766, respectively.  The decrease is due to the suspension of the monthly production of Image Magazine in January 2009.

Barter expenses: As discussed above, we account for barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Total barter expenses were $-0- and $9,500 for the three months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses: These expenses include all non-production costs of operations including management and staff salaries and wages, professional legal and accounting fees, occupancy costs, as well as telephone, utilities and other general administrative costs.  For the three months ended June 30, 2009 total selling, general and administrative costs totaled $22,591, and primarily include legal, accounting, and administrative costs associated with various conversions of accounts, notes and cash advances to common stock, as well as fees associated with the Company’s quarterly financial filings.  Total selling and administrative costs of $56,610 for the three months ended June 30, 2008 included all personnel, legal, accounting and other costs associated with the three full months of production of the magazine, which was suspended in January 2009.

Interest expense: Interest expense was $900 and $-0- for the three months ended June 30, 2009 and 2008 and represents interest accrued on the 8% Convertible Debenture.

Inflation did not have a material impact on the Company's operations for the period.

Other than that noted above, neither period included any unusual items or significant fluctuations.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

We recognized a net loss of $(40,839) ($(0.03) per share) for the six months ended June 30, 2009 compared to a net loss of $(89,695) ($(0.09) per share) for the same period in 2008.  The decrease in our net loss is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed elsewhere in this report.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $400 for the six months ended June 30, 2009 compared to $63,200 for the comparable 2008 period which included a full six months of advertising revenues in Image Magazine.

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

During the six months ended June 30, 2009 and 2008 barter revenue and expense amounted to $-0- and $18,650, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution, as well as costs associated with advertising production on the Internet.  Total editorial, production and circulation costs for the six months ended June 30, 2009 and 2008 were $748 and $56,308, respectively.  The decrease is due to the suspension of the monthly production of Image Magazine in January 2009.

Barter expenses: As discussed above, we account for barter transactions in accordance with EITF 99-17 – Accounting for Advertising Barter Transactions.  Total barter expenses were $-0- and $18,650 for the six months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses: These expenses include all non-production costs of operations including management and staff salaries and wages, professional legal and accounting fees, occupancy costs, as well as telephone, utilities and other general administrative costs.  For the six months ended June 30, 2009 total selling, general and administrative costs totaled $38,791, and primarily include legal, accounting, and administrative costs associated with various conversions of accounts, notes and cash advances to common stock, as well as fees associated with the Company’s quarterly financial filings.  Total selling and administrative costs of $96,587 for the six months ended June 30, 2008 included all personnel, legal, accounting and other costs associated with the three full months of production of the magazine, which was suspended in January 2009.

Interest expense: Interest expense was $1,700 and $-0- for the three months ended June 30, 2009 and 2008 and represents interest accrued on the 8% Convertible Debenture.

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

Liquidity and Capital Resources

Until the suspension of production of Image Magazine, our primary source of cash was internally generated through operations.  At June 30, 2009, we had a working capital deficit of $(124,600).  This compares to a working capital deficit of $(148,661) at December 31, 2008.  The decrease in the working capital deficit is attributed to the conversion of various short term liabilities converted to common stock during the six months ended June 30, 2009. Additional short term shareholder and affiliate advances of $22,400 were received during the second quarter to pay certain legal and accounting commitments with respect to the Company’s quarterly financial filings.  Cash generated from operations of Image Magazine had not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing, as well upon loans from shareholders and affiliates to meet our operating cash requirements.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such financing.

As of June 30, 2009, the Company does not have any commercial bank credit facilities, nor is it expected to secure such facilities in the foreseeable future.  Consequently, we believe that cash necessary for future operating needs must be generated though short term loans from shareholders or affiliates, or through additional debt or equity financing.

At June 30, 2009, the Company had cash and cash equivalents of $80, compared to a cash balance of $68 at December 31, 2008.

Cash used in operating activities was $29,538 for the six months ended June 30, 2009.  For the same period in 2008, operating activities used net cash of $33,242.  The decrease in cash used in operating activities over the comparable period was primarily the result of the suspension of production of the magazine in January 2009.

Cash flows from financing activities were $29,550 for the six months ended June 30, 2009.  In May and June 2009 we received short term advances from three different affiliates totaling $22,400.  None of these advances have been repaid.  Also, during the six months ended June 30 2009 we repaid a $5,500 cash advance made by the Company’s chief executive officer and director.

In January 2009 the Company received $12,500 from a non-affiliate as a short term advance.  As discussed below, this advance was converted to common stock on January 15, 2009.  Also, during the six months ended June 30 2009 we repaid a $5,500 cash advance made by the Company’s chief executive officer and director.  In June 2009, we received a $2,200 short term advance from a non-affiliate that was subsequently repaid.  In addition, an additional advance of $150 was received from a non-affiliate.  In addition to these non-affiliate advances

During the six months ended June 30, 2009 the following accounts payable, short term advances and debt owed to related parties were converted to common stock:

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

Cash flows from financing activities was $2,000 for the six months ended June 30, 2008 and represents a short term advance from an affiliate.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None, except as previously reported.

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

IMAGINE MEDIA, LTD.

Date: _September 14, 2009	By: _/s/ Gregory A. Bloom_______
Gregory A. Bloom, Chief Executive Officer and Chief Financial Officer