Form 10-Q
period 2009-09-09
IMAGINE MEDIA LTD
filed 2009-11-13
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 11, 2009 the Registrant had 1,380,650 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Imagine Media, Ltd.,  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and its results of operations for the three month periods ended September 30, 2009 and 2008 and for the nine month periods ended September 30, 2009 and 2008, its statements of changes in stockholders’ equity (deficit) for the period January 1, 2008 through September 30, 2009, and its cash flows for the nine month periods ended September 30, 2009 and 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.   The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

Imagine Media, Ltd. and Subsidiary
Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 484	$ 68
Trade receivables, net of allowance of $11,800 and $13,500, respectively	-	10,419
Receivable from related party	-	1,050
Total current assets	484	11,537
Deposit	-	400
Total assets	$ 484	$ 11,937
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable:
Trade creditors	$ 52,207	$ 69,481
Related party (Note 2)	3,000	21,000
Short term advance (Note 3)	6,000	15,000
Indebtedness to related parties (Note 2)	26,400	18,150
Convertible debenture (Note 3)	30,000	30,000
Accrued interest payable	3,000	600
Other accrued expenses	6,441	5,967
Total current liabilities	127,048	160,198

Commitments (Note 5)	-	-

Shareholders’ deficit (Notes 1, 2 and 4):
Common stock , $.00001 par value. Authorized 100,000,000 shares, 1,380,650
and 1,122,650 shares issued and outstanding	14	11
Additional paid-in capital	457,276	392,779
Retained deficit	(583,854)	(541,051)
Total shareholders' deficit	(126,564)	(148,261)
Total liabilities and shareholders' deficit	$ 484	$ 11,937

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

Net sales and gross revenues:
Advertising sales, net of discount of $0,
and $23,180, respectively	$ -	$ 40,595
Barter revenues (Note 1)	-	14,075
Total sales and revenues	-	54,670

Operating expenses:
Editorial, production and circulation	-	41,336
Barter expense (Note 1)	-	14,075
Selling, general and administrative	1,064	42,408
Total operating expenses	1,064	97,819

Loss from operations	(1,064)	(43,149)
Other income (expense):
Interest expense	(900)	-
Loss before income taxes	(1,964)	(43,149)
Income tax provision	-	-
Net loss	$ (1,964)	$ (43,149)
Basic and diluted loss per share	$ (0.00)	$ (0.04)
Weighted average common shares outstanding	1,380,650	1,013,302

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary Consolidated Statements of Operations
(unaudited)	For the Nine Months Ended September 30,

	2009	2008

Net sales and gross revenues:
Advertising sales, net of discount of $0,
and $66,930, respectively	$ 400	$ 103,795
Barter revenues (Note 1)	-	32,725
Total sales and revenues	400	136,520

Operating expenses:
Editorial, production and circulation	748	97,644
Barter expense (Note 1)	-	32,725
Selling, general and administrative	39,855	138,995
Total operating expenses	40,603	269,364

Loss from operations	(40,203)	(132,844)
Other income (expense):
Interest expense	(2,600)	-
Loss before income taxes	(42,803)	(132,844)
Income tax provision	-	-
Net loss	$ (42,803)	$ (132,844)
Basic and diluted loss per share	$ (0.03)	$ (0.13)
Weighted average common shares outstanding	1,329,991	999,584

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statement of Changes in Shareholders' Equity (Deficit)

			Additional Paid-in Capital	Retained Deficit	Total
	Common Stock
	Shares	Par Value *
Balance at December 31, 2007	992,650	$ 10	$ 360,280	$ (368,449)	$ (8,159)
Sale of common stock (Note 2)	100,000	1	24,999	-	25,000
Common stock issued to Directors (Note 2)	30,000	-	7,500	-	7,500
Net loss	-	-	-	(172,602)	(172,602)
Balance at December 31, 2008	1,122,650	11	392,779	(541,051)	(148,261)
Conversions of accounts payable to common stock (Notes 2 & 3)	104,000	1	25,999	-	26,000
Conversions of short term advances and accrued					-
interest to common stock (Notes 2 & 3)	111,400	1	27,849	-	27,850
Conversions of indebtedness to related parties					-
to common stock (Note 2)	42,600	1	10,649	-	10,650
Net loss	-	-	-	(42,803)	(42,803)
Balance at September 30, 2009 (unaudited)	1,380,650	$ 14	$ 457,276	$ (583,854)	$ (126,564)

* Restated see Note 1

See accompanying notes to these consolidated financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (42,803)	$ (132,844)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	425
Changes in assets and liabilities:
Receivables	11,469	23,135
Other assets	400	-
Accounts payable	(9,274)	26,976
Accrued expenses	3,074	2,094
Net cash used in operating activities	(37,134)	(80,214)
Cash flows from financing activities:
Proceeds from sale of common stock	-	25,000
Proceeds from related party short term advances	24,400	19,000
Repayments on related party short term advances	(5,500)	(10,000)
Proceeds from other short term advances	20,850	15,000
Repayments on other short term advances	(2,200)	-
Net cash provided by financing activities	37,550	49,000
Net change in cash and cash equivalents	416	(31,214)
Cash and equivalents:
Beginning of period	68	31,287
End of period	$ 484	$ 73
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -
Supplemental disclosure of non-cash financing activities:
Conversions of accounts payable to common stock	$ 26,000	$ -
Conversion of short term advance and accrued interest to
common stock	$ 27,850	$ -
Conversions of indebtedness to related parties to common stock	$ 10,650	$ -

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. In addition, the Company has a net capital deficiency and working capital deficit of $126,564 at September 30, 2009.  These factors may indicate that the Company will be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability.  To do this, the Company is seeking a strategic opportunity, which to date has not been identified.  However, management plans, in the near-term, to (1) restructure debt and (2) increase ownership equity in order to increase working capital.  There is, of course, no assurance that management will be successful in those efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The allowance for doubtful accounts as of September 30, 2009 and December 31, 2008 were $11,800 and $13,500, respectively.

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

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $-0- and $425, respectively, and is included in selling, general and administrative expenses.  All property and equipment is fully depreciated as of September 30, 2009.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  No impairment losses have been recognized during the nine months ended September 30, 2009 or 2008.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates resulting from new legislation is recognized in income in the period of enactment.  A valuation allowance is established against deferred tax assets when management concludes more likely than not the deferred asset is recoverable.

Expected future losses represent sufficient negative evidence regarding its recoverability and accordingly, a full valuation allowance was recorded against deferred tax assets. A full valuation allowance on the deferred tax assets will be maintained until sufficient positive evidence exists to support reversal of the valuation allowance.

The tax provision was $-0- on a pre-tax loss of $172,602 for the year ended December 31, 2008.

Revenue Recognition

Magazine and website advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- at September 30, 2009 and December 31, 2008.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 605, “Revenue Recognition,” provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.  Barter revenue amounted to $-0- and $32,725 for the nine months ended September 30, 2009 and 2008, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $-0- for the nine months ended September 30, 2009 and 2008.

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

Stock-based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 718, “Stock Compensation,” establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees.  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.

For the six months ended September 30, 2009 and 2008, we have recorded no compensation expense under the requirements as discussed above.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  Securities relating to 120,000 shares of common stock that could be issued upon the possible conversion of the 8% convertible debenture have been excluded from the weighted average number of common shares outstanding at September 30, 2009 as their inclusion would be anti-dilutive.  No other potentially dilutive securities were recorded on the Company’s books at September 30, 2009.

New Accounting Standards

The FASB’s Accounting Standards Codification is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 Fair Value Measurements and Disclosures (ASC Topic 820) - Measuring Liabilities at Fair Value (ASC Update 2009-05). This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. The Company will adopt ASC Update 2009-05 prospectively from October 1, 2009.  We have not determined the impact, if any, that this update may have on our financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (ASC Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact, if any, that this update may have on our financial statements.

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

Since 2007, Prospector Capital, a company controlled by Mr. John Overturf, had provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $3,000 and $9,000 was recorded for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2009 the fee was waived.  On March 1, 2009 the total amount payable to the affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company’s Chief Executive Officer, advanced $5,500 to the Company for working capital purposes.  During the nine months ended September 30, 2009 the amount due to Mr. Bloom was paid in full.

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008.  On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.  At September 30, 2009, $2,000 of the working capital advance was unpaid.

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company.  In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000.  Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, a shareholder of the Company, with an additional advance of $2,000 made in

August 2009.  All the advances were provided for working capital purposes.  None of these advances have been repaid as of September 30, 2009.

None of the advances earn interest and are payable to the holder on demand.

(3)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services.  The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25.  The debenture matured April 1, 2009.  Upon default of the debenture, the default interest rate of 12% was effective.  As of the date of this report the debenture together with $3,000 of accrued interest has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance.  During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate.  On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. In September 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes.  As of September 30, 2009 this amount has not been paid.

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

(5)  Commitments

Operations entered into a one year non-cancellable operating lease for office space on November 1, 2006.  Under the terms of the lease, the Company paid $400 cash monthly and provides monthly advertising to the landlord, valued by management $300, for a total monthly rent of $700.  In December 2007, the lease was renewed until December 1, 2008 under the same terms.  As of September 30, 2009 the lease had not been renewed and the Company no longer occupies the space. For the nine months ended September 30, 2009, $400 of rent was paid the landlord by transfer of the security deposit.  As of the date of this report, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

Rent expense of $800 and $3,600 was recorded for the nine months ended September 30, 2009 and 2008, respectively.

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

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We recognized a net loss of $(1,964) ($(0.00) per share) for the three months ended September 30, 2009 compared to a net loss of $(43,149) ($(0.04) per share) for the same period in 2008.  The decrease in our net loss is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed elsewhere in this report.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $-0- for the three months ended September 30, 2009 compared to $40,595 for the comparable 2008 period which included a full three months of advertising revenues in Image Magazine.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 605, “Revenue Recognition,” provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

During the three months ended September 30, 2009 and 2008 barter revenue and expense amounted to $-0- and $14,075, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution, as well as costs associated with advertising production on the Internet.  Total editorial, production and circulation costs for the three months ended September 30, 2009 and 2008 were $-0- and $41,336, respectively.  The decrease is due to the suspension of the monthly production of Image Magazine in January 2009.

Barter expenses: Total barter expenses were $-0- and $14,075 for the three months ended September 30, 2009 and 2008, respectively.

Selling, general and administrative expenses: These expenses include all non-production costs of operations including management and staff salaries and wages, professional legal and accounting fees, occupancy costs, as well as telephone, utilities and other general administrative costs.  For the three months ended September 30, 2009 total selling, general and administrative costs totaled $1,064, and primarily include legal and accounting fees associated with the Company’s quarterly financial filings.  Total selling and administrative costs of $42,408 for the three months ended September 30, 2008 included all personnel, legal, accounting and other costs associated with the three full months of production of the magazine, which was suspended in January 2009.

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

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We recognized a net loss of $(42,803) ($(0.03) per share) for the nine months ended September 30, 2009 compared to a net loss of $(132,884) ($(0.13) per share) for the same period in 2008.  The decrease in our net loss is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed elsewhere in this report.

Revenues

Advertising revenues are recognized when the related advertisements appear in the Magazine.  Advertisers are charged at standard published rates, and are sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $400 for the nine months ended September 30, 2009 compared to $103,795 for the comparable 2008 period which included a full nine months of advertising revenues in Image Magazine.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 605, “Revenue Recognition,” provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

During the nine months ended September 30, 2009 and 2008 barter revenue and expense amounted to $-0- and $32,725, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution, as well as costs associated with advertising production on the Internet.  Total editorial, production and circulation costs for the nine months ended September 30, 2009 and 2008 were $748 and $97,644, respectively.  The decrease is due to the suspension of the monthly production of Image Magazine in January 2009.

Barter expenses: Total barter expenses were $-0- and $32,725 for the nine months ended September 30, 2009 and 2008, respectively.

Selling, general and administrative expenses: These expenses include all non-production costs of operations including management and staff salaries and wages, professional legal and accounting fees, occupancy costs, as well as telephone, utilities and other general administrative costs.  For the nine months ended September 30, 2009 total selling, general and administrative costs totaled $39,855, and primarily include legal, accounting, and administrative costs associated with various conversions of accounts, notes and cash advances to common stock, as well as fees associated with the Company’s quarterly financial filings.  Total selling and administrative costs of $138,995 for the nine months ended September 30, 2008 included all personnel, legal, accounting and other costs associated with nine full months of production of the magazine, which was suspended in January 2009.

Interest expense: Interest expense was $2,600 and $-0- for the nine months ended September 30, 2009 and 2008 and represents interest accrued on the 8% Convertible Debenture.

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

Liquidity and Capital Resources

Until the suspension of production of Image Magazine in January 2009, our primary source of cash was internally generated through operations.  At September 30, 2009, we had a working capital deficit of $(126,564).  This compares to a working capital deficit of $(148,661) at December 31, 2008.  The decrease in the working capital deficit is attributed to the conversion of various short term liabilities converted to common stock during the nine months ended September 30, 2009. Additional short term shareholder and affiliate advances of $24,400 were received during the second and third quarters to pay certain legal and accounting commitments with respect to the Company’s quarterly financial filings.  Cash generated from operations of Image Magazine had not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing, as well upon loans from shareholders and affiliates to meet our operating cash requirements.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such financing.

As of September 30, 2009, the Company does not have any commercial bank credit facilities, nor is it expected to secure such facilities in the foreseeable future.  Consequently, we believe that cash necessary for future operating needs must be generated though short term loans from shareholders or affiliates, or through additional debt or equity financing.

At September 30, 2009, the Company had cash and cash equivalents of $484, compared to a cash balance of $68 at December 31, 2008.

Cash used in operating activities was $37,134 for the nine months ended September 30, 2009.  For the same period in 2008, operating activities used net cash of $80,214.  The decrease in cash used in operating activities over the comparable period was primarily the result of the suspension of production of the magazine in January 2009.

Cash flows from financing activities were $37,550 for the nine months ended September 30, 2009.  During the second and third quarters of 2009 we received short term advances from three different affiliates totaling $24,400.  None of these advances have been repaid.  Also, during the nine months ended September 30 2009 we repaid a $5,500 cash advance made by the Company’s chief executive officer and director.

In January 2009 the Company received $12,500 from a non-affiliate as a short term advance.  As discussed below, this advance was converted to common stock on January 15, 2009.  In June 2009, we received a $2,200 short term advance from a non-affiliate that was subsequently repaid.  In addition, additional advances of $6,150 were received from a non-affiliate during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009 the following accounts payable, short term advances and debt owed to related parties were converted to common stock:

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

b)

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGINE MEDIA, LTD.

Date: _November 13, 2009	By: __/s/ Gregory A. Bloom ________
Gregory A. Bloom, Chief Executive Officer and Chief Financial Officer