Form 10-K
period 2009-12-31
IMAGINE MEDIA LTD
filed 2010-04-14
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 005-84223

IMAGINE MEDIA, LTD.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	26-0731818
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

7750 N. Union Boulevard, Suite 201

          Colorado Springs, CO 80920
(Address of Principal Executive Offices)

Issuer's telephone number:     (719) 590-4900

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

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [x  ] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year is $144,970.

The number of shares outstanding of the registrant’s common stock, as of April 12, 2010, is 1,410,650.

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

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In General

     This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

     Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in our business strategies;

     In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

            The Assets and Liabilities received from Imagine Holding consisted primarily of Imagine Holding’s 60% equity interest in Imagine Operations, Inc.

Introduction .

We intend to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Effecting a Business Combination .

General.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we identify a Target Business and enter into a Business Combination, if ever. A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws. As more fully described below under the heading “ Form of acquisition; Opportunity for stockholder approval ,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

We will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management expects that Target Business candidates could be brought to our attention from various unaffiliated sources, including members of the financial community, as well as accountants and attorneys who represent potential Target Business candidates. Target Business candidates may be brought to our attention by these unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Businesses candidates they think we may be interested in on an unsolicited basis. Our sole officer and director, as well as his affiliates, may also bring to our attention Target Business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will our existing officer and director or stockholders, or any entity with which any of them is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they may render in order to effectuate, the consummation of a Business Combination.   We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

*	financial condition and results of operations;

*	growth potential;

*	experience and skill of management and availability of additional personnel;

*	capital requirements;

*	competitive position;

*	barriers to entry;

*	stage of development of the products, processes or services;

*	degree of current or potential market acceptance of the products, processes or services;

*	proprietary features and degree of intellectual property or other protection of the products, processes or services;

*	regulatory environment of the industry; and

*	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the Target Business seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed will result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not be benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

*

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

*	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

To a significant degree, our security holders will rely on management’s evaluation of a Target Business in making the decision to enter into a Business Combination. Management’s assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in the Target Business following a Business Combination cannot presently be stated with any certainty.

Given our current resources, we will likely seek a Business Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

It is likely that we will acquire our participation in a business opportunity by the acquisition of Target Company through the issuance of our common stock or other securities to the principals of the Target Business in exchange for all of the outstanding stock of the Target Company. Upon the consummation of such a transaction, the Target Company would be a wholly owned subsidiary of our Company. In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.

Although the terms of an acquisition of a Target Business cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). One such form of “tax free” transaction, if structured properly, entails the exchange of capital stock of the Target Business for our capital stock. Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company. This could result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.

In the case of a statutory merger or consolidation directly involving the Company, it might be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction, which we may not be able to fund, and will also give rise to certain appraisal rights to dissenting stockholders. Accordingly, management will seek to structure any Business Combination so as not to require stockholder approval.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination. As part of such a transaction, all or a majority of the Company's then directors may resign and new directors may be appointed without any vote by stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition.

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that may have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue. While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a Target Business.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees.

We have one executive officer. This individual is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a Target Business has been selected for the Business Combination and the particular stage of the Business Combination process. Accordingly, once management locates a suitable Target Business to acquire, we expect that he will spend more time investigating such Target Business and negotiating and processing the Business Combination than he would prior to locating a suitable Target Business. We do not expect to have any full time employees prior to the consummation of a Business Combination.

Our officer and director may engage in other business activities similar and dissimilar to those in which we are engaged without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, he will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor. As of the date hereof, our sole officer and director is not involved with any other company having a business purpose similar to ours.

As a condition to, or in connection, with a Business Combination, our stockholders may direct our management to negotiate for the disposition of all or any portion of the shares of common stock owned by them, which could raise issues relating to a possible conflict of interest with any other security holders at the time of a Business Combination.

Periodic Reporting and Audited Financial Statements; Disclosure of Business Combination.

We will not acquire a Target Business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the Target Business. We cannot assure you that any particular Target Business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential Target Business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed Target Business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Upon the consummation of a Business Combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the Business Combination, the terms of the transaction and a description of the business and management of the Target Business, among other things, and will include audited consolidated financial statements of the Company giving effect to the Business Combination. Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is “www.sec.gov.”

Government Regulation

Government regulation and compliance with environmental laws have not had a material effect on our business.

            Our principal executive offices are currently located at 7750 N. Union Boulevard, Suite 201, Colorado Springs, CO  80920.  Our telephone number is (719) 590-4900, and our internet website can be viewed at www.imagemag.com.  Reference to our website is for informational purposes only, and its content is not intended to be deemed included in this prospectus.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal year ended December 31, 2009 contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that we will be able to continue as a going concern.

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

For the years ended December 31, 2009 and 2008, we had net losses of $77,705 and $172,602, respectively. Since our inception, we have consistently sustained losses from operations.  We expect to incur additional losses in the future.  There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our future success is highly dependent on the ability of management to consummate a Business Combination with an attractive Target Business.

The nature of our operations is highly speculative. The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire. While management intends to seek a Business Combination with an entity having an established operating history, we cannot assure you that we will be successful in locating candidates meeting that criterion or in our efforts to consummate a Business Combination with such an entity.

The Company has no existing agreement for a Business Combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a Business Combination with an operating entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of a Business Combination. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We will have no revenues unless and until we enter into a Business Combination with an operating company that is generating revenues and otherwise is operating profitably.

We are a development stage company and have had no revenues from operations. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably, if ever. We cannot assure you that we will be successful in concluding a Business Combination with an operating entity that is at the time of the transaction generating revenues.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Furthermore, our sole officer or director has never been involved with a public shell company of any sort. Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible diversification of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having business objectives similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will seek a Business Combination with a privately-held company. Generally, very little public information exists about these companies or their management, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money.

If we consummate a Business Combination by way of an acquisition, we will not be required to submit such transaction to a vote of our stockholders.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to risks inherent in business operations outside of the United States. These risks include:

*	unexpected changes in, or impositions of, legislative or regulatory requirements;
*	foreign currency exchange rate fluctuations;
*	potential hostilities and changes in diplomatic and trade relationships;
*	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
*	burdens of complying with a wide variety of foreign laws and regulations;
*	longer payment cycles and difficulties collecting receivables through foreign legal systems;
*	difficulties in enforcing or defending agreements and intellectual property rights;
*	reduced protection for intellectual property rights in some countries;
*	potentially adverse tax consequences;
*	the ability of our stockholders to obtain jurisdiction over non-US based directors and officers; and
*	political and economic instability.

If the Target Business is not successful managing these risks among others, the Company’s business after the Business Combination may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will likely be dependent upon a yet to be identified management team which may be difficult to fully evaluate.

In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control. Although it is possible that our management will remain associated with the Target Business following a Business Combination, it is likely that the management team of the Target Business at the time of the Business Combination will remain in place given that they will have greater knowledge, experience and expertise than our management in the industry in which the Target Business operates as well as in managing the Target Business. Thus, even though our management may continue to be associated with us after a Business Combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success. As a result, you will not be able to fully evaluate the management team that we will likely be dependent upon for our long-term success prior to any Business Combination. Although we intend to scrutinize management of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to effect a Business Combination with a more established company with a proven record of earnings and growth.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the Target Business; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We expect to issue a significant number of new shares of our capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 25,000,000 shares of preferred stock. Any Business Combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. In order to structure a Business Combination as a tax free transaction, federal tax laws require that the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company, in which case our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity, though it is likely they could own far less than 20% of our outstanding common stock after giving effect to a Business Combination. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research or identification of business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us. Our management has not identified any specific Business Combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to enter into a Business Combination on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may, in many instances, act without the consent, vote or approval of our stockholders.

Our sole officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

Our sole officer and director may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our sole officer and director may in the future become affiliated with entities, including other shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he may owe fiduciary duties. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Delaware, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such designations, rights and preferences determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that the Company will not do so in the future.

There are risks associated with forward-looking statements made by us and actual results may differ.

Some of the information in this Registration Statement contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and

“continue”, or similar words. Statements that contain these words should be read carefully because they:

*	discuss our future expectations;

*	contain projections of our future results of operations or of our financial condition; and

*	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this Registration Statement, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES

Corporate Offices

Our principal executive offices are currently located at 7750 N. Union Boulevard, Suite #201, Colorado Springs, Colorado, 80920.  Our telephone number is (719) 590-4900.  Our previous office space in Denver, Colorado was abandoned upon the expiration of our lease on December 31, 2008.  As we have suspended all operating activities, the facilities are adequate for the foreseeable future.

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

	Common Stock
	High	Low

Year Ending December 31, 2009
First Quarter	$0.90	$0.51
Second Quarter	$0.90	$0.75
Third Quarter	$0.75	$0.65
Fourth Quarter	$0.65	$0.65

On April 12, 2010, the closing bid price of our common stock was $0.35.  On April 13, 2010, we had 68 stockholders of record.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders(1)	0	N/A	0
Total	0	N/A	0

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

Statement of Operations Data:	Year Ended Dec., 31, 2009	Year Ended Dec. 31, 2008
Total revenues	$ 400	$ 196,445
Operating expenses	$ 74,605	$ 368,847
Net loss	$ (77,705)	$ (172,602)
Basic and diluted loss per common share	$ (0.06)	$ (0.17)
Shares used in computing basic and diluted loss per share	1,342,760	1,029,125

Balance Sheet Data:	Dec. 31, 2009	Dec. 31, 2008
Working capital deficit	$ (161,466)	$ (148,661)
Total assets	$ 94	$ 11,937
Total liabilities	$ 161,560	$ 160,198
Stockholders' deficit	$ (161,466)	$ (148,261)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Due to our continuing losses from operations, our auditors have included in their audit report for the year ended December 31, 2009 an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern.

Results of Operations – Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

We recognized a net loss of $(77,705) ($(0.06) per share) for the year ended December 31, 2009 compared to a net loss of $(172,602) ($(0.17) per share) for the same period in 2008.  The decrease in our net loss is due to the suspension of the monthly production of Image Magazine in January 2009 as discussed elsewhere in this report.

Revenues

Advertising revenues were recognized when the related advertisements appear in the Magazine.  Advertisers were charged at standard published rates, and were sometimes provided discounts for various advertisement related reasons.  Advertising sales, net of discounts were $400 for the year ended December 31, 2009 compared to $150,980 for the comparable 2008 period which included a full twelve months of advertising revenues in Image Magazine.

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

During the years ended December 31, 2009 and 2008 barter revenue and expense amounted to $-0- and $45,465, respectively.

Operating Expenses

Editorial, production and circulation:  These expenses include all costs of producing and distributing the Magazine, including advertisement design, photography, text development, and all costs associated with printing and reproduction, and distribution, as well as costs associated with advertising production on the Internet.  Total editorial, production and circulation costs for the years ended December 31, 2009 and 2008 were $748 and $128,079, respectively.  The decrease is due to the suspension of the monthly production of Image Magazine in January 2009.

Barter expenses: Total barter expenses were $-0- and $45,465 for the years ended December 31, 2009 and 2008, respectively.

Selling, general and administrative expenses: These expenses include all non-production costs of operations including management and staff salaries and wages, professional legal and accounting fees, occupancy costs, as well as telephone, utilities and other general administrative costs.  For the year ended December 31, 2009 total selling, general and administrative costs totaled $73,857, and primarily include legal, accounting, and administrative costs associated with various conversions of accounts, notes and cash advances to common stock, as well as fees associated with the Company’s quarterly financial filings.  Total selling and administrative costs of $195,303 for the year ended December 31, 2008 included all personnel, legal, accounting and other costs associated with nine full months of production of the magazine, which was suspended in January 2009.  Total selling, general and administrative costs also include non-cash stock based compensation expense of $30,000 and $7,500 for the years ended December 31, 2009 and 2008, respectively, resulting from certain grants of common stock to the Company’s directors as discussed elsewhere in this report.

Interest expense: Interest expense was $3,500 and $600 for the years ended December 31, 2009 and 2008 and represents interest accrued on the 8% Convertible Debenture.

Inflation did not have a material impact on the Company's operations for the period.

Other than that noted above, neither period included any unusual items or significant fluctuations.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Other

For federal income tax purposes, at December 31, 2009 the Company has a net operating loss carryover (NOL) approximating $619,000, which can be used to offset future taxable income, if any.  Under the Tax Reform Act of 1986, the amounts of and the benefits from NOL's are subject to certain limitations including restrictions imposed when there is a loss of business continuity or when ownership changes in excess of 50% of outstanding shares, under certain circumstances. Thus, there is no guarantee that we will be able to utilize the NOL before it expires and therefore no potential benefit has been recorded in the financial statements.

Liquidity and Capital Resources

Until the suspension of production of Image Magazine in January 2009, our primary source of cash was internally generated through operations.  At December 31, 2009, we had a working capital deficit of $(161,466).  This compares to a working capital deficit of $(148,661) at December 31, 2008.  The decrease in the working capital deficit is attributed to the conversion of various short term liabilities converted to common stock during the year ended December 31, 2009. Additional short term shareholder and affiliate advances of $30,100 were received during the year to pay certain legal and accounting commitments with respect to the Company’s quarterly financial filings.  Cash generated from operations of Image Magazine had not been sufficient to satisfy working capital requirements and capital expenditures.  Consequently, we have depended on funds received through debt and equity financing, as well upon loans from shareholders and affiliates to meet our operating cash requirements.  There can be no assurance that these affiliates or other related parties will continue to provide funds to us in the future, as there is no legal obligation on these parties to provide such financing.

As of December 31, 2009, the Company does not have any commercial bank credit facilities, nor is it expected to secure such facilities in the foreseeable future.  Consequently, we believe that cash necessary for future operating needs must be generated though short term loans from shareholders or affiliates, or through additional debt or equity financing.

At December 31, 2009, the Company had cash and cash equivalents of $94, compared to a cash balance of $68 at December 31, 2008.

Cash used in operating activities was $43,224 for the year ended December 31, 2009.  For the same period in 2008, operating activities used net cash of $89,369.  The decrease in cash used in operating activities over the comparable period was primarily the result of the suspension of production of the magazine in January 2009.

Cash flows from financing activities were $43,250 for the year ended December 31, 2009.  During the year ended December 31, 2009 we received short term advances from five different affiliates totaling $30,100.  None of these advances have been repaid.  Also, during the year ended December 31, 2009 we repaid a $5,500 cash advance made by the Company’s chief executive officer and director in 2008.

In January 2009 the Company received $12,500 from a non-affiliate as a short term advance.  As discussed below, this advance was converted to common stock on January 15, 2009.  In June 2009, we received a $2,200 short term advance from a non-affiliate that was subsequently repaid.  In addition, additional advances of $6,150 were received from a non-affiliate during the year ended December 31, 2009.

During the year ended December 31, 2009 the following accounts payable, short term advances and debt owed to related parties were converted to common stock:

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

Cash flows from financing activities were $58,150 for the year ended December 31, 2008.  On September 11, 2008 we sold 100,000 restricted shares of our common stock at $.25 per share to a related party, resulting in $25,000 of proceeds.  In addition, during the nine months ended September 30, 2008 we received a total of $43,150 of short term cash advances from non-related and related parties, of which $10,000 was repaid during the period.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

Not applicable

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets at December 31, 2009 and 2008

3.	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

4.	Consolidated Statement of Changes in Shareholders’ Deficit from January 1, 2007 through December 31, 2009

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors of

Imagine Media, Ltd. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Imagine Media, Ltd. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagine Media, Ltd. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has a net capital deficiency and working capital deficit at December 31, 2009.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to this uncertainty in also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Englewood, Colorado

April 13, 2010

Imagine Media, Ltd. and Subsidiary Consolidated Balance Sheets
	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$ 94	$ 68
Trade receivables, net of allowance of $11,800 and $13,500, respectively	-	10,419
Receivable from related party	-	1,050
Total current assets	94	11,537

Deposit	-	400
Total assets	$ 94	$ 11,937

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable:
Trade creditors	$ 53,479	$ 69,481
Related party (Note 2)	3,000	21,000
Short term advance (Note 3)	6,000	15,000
Indebtedness to related parties (Note 2)	32,100	18,150
Convertible debenture (Note 3)	30,000	30,000
Accrued interest payable	3,900	600
Other accrued expenses	33,081	5,967
Total current liabilities	161,560	160,198

Commitments (Note 5)	-	-

Shareholders’ deficit (Notes 1, 2 and 4):
Common stock , $.00001 par value. Authorized 100,000,000 shares, 1,380,650
and 1,122,650 shares issued and outstanding	14	11
Additional paid-in capital	457,276	392,779
Retained deficit	(618,756)	(541,051)
Total shareholders' deficit	(161,466)	(148,261)
Total liabilities and shareholders' deficit	$ 94	$ 11,937

See accompanying notes to these financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

Net sales and gross revenues:
Advertising sales, net of discount of $0,
and $66,930, respectively	$ 400	$ 150,980
Barter revenues (Note 1)	-	45,465
Total sales and revenues	400	196,445

Operating expenses:
Editorial, production and circulation	748	128,079
Barter expense (Note 1)	-	45,465
Selling, general and administrative	73,857	195,303
Total operating expenses	74,605	368,847

Loss from operations	(74,205)	(172,402)
Other income (expense):
Interest expense	(3,500)	(600)
Other	-	400
Loss before income taxes	(77,705)	(172,602)
Income tax provision	-	-
Net loss	$ (77,705)	$ (172,602)
Basic and diluted loss per share	$ (0.06)	$ (0.17)
Weighted average common shares outstanding	1,342,760	1,029,125

See accompanying notes to these financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statement of Changes in Shareholders' Deficit

			Additional Paid-in Capital	Retained Deficit	Total
	Common Stock
	Shares	Par Value
Balance at December 31, 2007	992,650	$ 10	$ 360,280	$ (368,449)	$ (8,159)
Sale of common stock (Note 2)	100,000	1	24,999	-	25,000
Common stock issued to Directors (Note 2)	30,000	-	7,500	-	7,500
Net loss	-	-	-	(172,602)	(172,602)
Balance at December 31, 2008	1,122,650	11	392,779	(541,051)	(148,261)
Conversions of accounts payable to common stock (Notes 2 & 3)	104,000	1	25,999	-	26,000
Conversions of short term advances and accrued interest to common stock (Notes 2 & 3)	111,400	1	27,849	-	27,850
Conversions of indebtedness to related parties					-
to common stock (Note 2)	42,600	1	10,649	-	10,650
Net loss	-	-	-	(77,705)	(77,705)
Balance at December 31, 2009	1,380,650	$ 14	$ 457,276	$ (618,756)	$ (161,466)

See accompanying notes to these financial statements

Imagine Media, Ltd. and Subsidiary
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
2009		2008
Cash flows from operating activities:
Net loss	$ (77,705)	$ (172,602)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	507
Bad debt provision	-	9,600
Stock based compensation	30,000	7,500
Changes in assets and liabilities:
Receivables	11,469	14,556
Other assets	400	-
Accounts payable	(8,002)	47,313
Accrued expenses	614	3,757
Net cash used in operating activities	(43,224)	(89,369)
Cash flows from financing activities:
Proceeds from sale of common stock	-	25,000
Proceeds from related party short term advances	30,100	28,150
Repayments on related party short term advances	(5,500)	(10,000)
Proceeds from other short term advances	20,850	15,000
Repayments on other short term advances	(2,200)	-
Net cash provided by financing activities	43,250	58,150
Net change in cash and cash equivalents	26	(31,219)
Cash and equivalents:
Beginning of period	68	31,287
End of period	$ 94	$ 68
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -
Supplemental disclosure of non-cash financing activities:
Conversions of accounts payable to 8% Convertible debenture	$ -	$ 30,000
Conversions of accounts payable to common stock	$ 26,000	$ -
Conversion of short term advance and accrued interest to common stock	$ 27,850	$ -
Conversions of indebtedness to related parties to common stock	$ 10,650	$ -

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

Media, is incorporated in the State of Delaware.  Until January 2009, it published Image Magazine, a Denver, Colorado monthly guide and entertainment source.  The magazine covered nightlife, music, style, food and art and sells advertising to businesses within such genres.  The magazine was a pocket-sized, full color and glossy assemblage of information distributed at nearly 500 establishments.  In January 2009, Media suspended publishing Image Magazine due to various economic and technical issues that have resulted in declining advertising revenues and increased production and distribution costs.  The Company is considering various strategies including identifying a business opportunity through a possible merger or acquisition.

Principles of Consolidation

The consolidated financial statements include the accounts of Media and its wholly-owned subsidiary, Operations, after elimination of inter-company balances and transactions.

Going Concern

The Company has incurred operating losses since inception. In addition, the Company has a net capital deficiency and working capital deficit of $161,466 at December 31, 2009.  These factors may indicate that the Company will be unable to continue as a going concern.

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

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The allowance for doubtful accounts as of December 31, 2009 and 2008 were $11,800 and $13,500, respectively.

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

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $-0- and $507, respectively, and is included in selling, general and administrative expenses.  All property and equipment is fully depreciated as of December 31, 2009 and 2008.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  No impairment losses have been recognized during the years ended December 31, 2009 or 2008.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

The tax provision was $-0- on a pre-tax losses of $(77,705) and $(172,602) for the years ended December 31, 2009 and 2008, respectively.

Revenue Recognition

Magazine and website advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- December 31, 2009 and 2008.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Topic 605, “Revenue Recognition,” provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity’s own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.  Barter revenue amounted to $-0- and $45,465 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $49 and $781 for the years ended December 31, 2009 and 2008, respectively.

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

On February 10, 2010 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors for services to the Company during 2009.  The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009.  The liability for the shares issued subsequent to the balance sheet date of $30,000 is included in other accrued expenses in the accompanying balance sheet at December 31, 2009.

On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500, which was recorded as stock based compensation for the year ended December 31, 2008.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  Securities relating to 120,000 shares of common stock that could be issued upon the possible conversion of the 8% convertible debenture have been excluded from the weighted average number of common shares outstanding at December 31, 2009 as their inclusion would be anti-dilutive.  No other potentially dilutive securities were recorded on the Company’s books at December 31, 2009.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2)  Related Party Transactions

On February 10, 2010 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors for services to the Company during 2009.  The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009.

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

Since 2007, Prospector Capital, a company controlled by Mr. John Overturf, had provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $12,000 was recorded for the year ended December 31, 2008.  For the year ended December 31, 2009 the fee was waived.  On March 1, 2009 the total amount payable to the affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company’s Chief Executive Officer, advanced $5,500 to the Company for working capital purposes.  During the year ended December 31, 2009 the amount due to Mr. Bloom was paid in full.

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008.  On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.  At December 31, 2009, $2,000 of the working capital advance was unpaid.

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company, and in November 2009 Mr. Calandrella advanced an additional $2,700 to the Company.  In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000.  Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, a shareholder of the Company, with an additional advance of $2,000 made in August 2009.  Finally, in November 2009, Webquest, a company owned by a shareholder, advanced $3,000 to the Company.  All the advances were provided for working capital purposes.  None of these advances have been repaid as of December 31, 2009.

None of the advances earn interest and are payable to the holder on demand.

(3)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services.  The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25.  The debenture matured April 1, 2009.  Upon default of the debenture, the default interest rate of 12% was effective.  As of the date of this report the debenture together with $3,900 of accrued interest has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance.  During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate.  On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. In September 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes.  As of December 31, 2009 this amount has not been paid.

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

(5)  Commitments

Operations entered into a one year non-cancellable operating lease for office space on November 1, 2006.  Under the terms of the lease, the Company paid $400 cash monthly and provides monthly advertising to the landlord, valued by management $300, for a total monthly rent of $700.  In December 2007, the lease was renewed until December 1, 2008 under the same terms.  As of December 31, 2009 the lease had not been renewed and the Company no longer occupies the space. For the year ended December 31, 2009, $400 of rent was paid the landlord by transfer of the security deposit.  As of the date of this report, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

Rent expense of $800 and $4,800 was recorded for the years ended December 31, 2009 and 2008, respectively.

(6)  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2009	2008
U.S. federal statutory graduated rate	15.00%	28.82%
State income tax rate,
net of federal benefit	3.94%	3.30%
Permanent difference	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available.	-18.94%	-32.12%
	0.00%	0.00%

At December 31, 2009, deferred tax assets consisted of a net tax asset of $146,368, due to operating loss carry forwards of $618,756, of which $238,947 is attributed to the historical operations of the magazine, which was fully allowed for, in the valuation allowance of $146,368.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2009 was $14,714.  Net operating loss carryforwards will expire through 2029.  The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

(7)  Trademark Contingency

The Company has learned that a third party in Orange County, CA publishes a regional magazine under the name “Image Magazine.”  The publisher of the California-based Image Magazine has registered the trademark “Image Magazine” with the United States Patent and Trademark Office, which trademark registration was issued in 2006, and also owns and uses the domain name

“imagemagazine.com”.    Preliminary contact with the principals of the California-based magazine has been made in an effort to resolve our conflicting uses of the same trademark and have agreed in principle to resolve the matter through the execution of a trademark license; however, no assurance can be given that such a license can be finalized.    In terms of future impact, this potential infringement issue has become moot due to the Company’s discontinuation of its publishing operations.

(8)  Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

On February 10, 2010 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors for services during 2009.  The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009.  The liability for the shares issued subsequent to the balance sheet date of $30,000 is included in other accrued expenses in the accompanying balance sheet at December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Principal Executive and Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures for purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2009.

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

The Principal Executive and Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009 due to material weaknesses in the system of internal control.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Gregory A. Bloom	38	CEO/Pres/CFO/Treasurer And Director	2007
Mark Allen	47	Director	2007
Harlan Munn	45	Secretary/Director	2007

Gregory Bloom, age 38, has been the President, Chief Financial Officer and Treasurer, and director of the Company since its inception. He has been the Publisher of Image Magazine since September, 2000. From January, 1998 to May, 2002, he was the Manager of The Brass Parrot, a bar and grill in Avon, Colorado.  Mr. Bloom has a B.S. degree in Hospitality Management from Florida International University.  He also studied at the University of South Florida.

Mark Allen, age 47, has been a Director since April, 2004. Since 1997, he has been President of Precision Metal Manufacturing, Inc. In 2003, he founded Pinnacle Properties, a private investment company.  In 2004, he founded a private company called Pro-tech Powdercoating.  He attended Arapahoe Community College.

Harlan Munn, age 45, has been the Secretary and a Director of the Company since April, 2004. From 1988 to the present, he has been employed by Lupton Associates, a private New York manufacturer’s representative for technical sales of mechanical components and electromagnetic assemblies. From 2003 to the present, he has been the President of Health  in Motion, Inc., a development stage company which is developing a therapeutic spinal device for the chiropractic and physical therapy markets. Mr. Munn received his B.S. degree in Business Administration, with an emphasis in marketing, from the University of Northern Colorado.

All directors serve until their successors have been duly elected and qualified and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

Board Meeting and Compensation

During the fiscal year ended December 31, 2009 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.    In February, 2010, each director was granted 10,000 shares of common stock as compensation for their services as directors during fiscal year ended December 31, 2009.

During fiscal 2009 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.

During the fiscal year ended December 31, 2009, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

The compensation advisory committee did not meet during fiscal 2009.  The compensation advisory committee:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Gregory A. Bloom, President, at the Company's principal executive offices located in Denver, Colorado and provide to Mr. Bloom, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2010.

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

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees..  We intend to post a copy of the Code of Ethics on our website at www.imagemag.com. Our Code of Ethics was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2008 and can be viewed on the SEC website at www.sec.gov. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations at the Company’s corporate address.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders for the year ended December 31, 2009.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gregory A. Bloom, CEO, President & CFO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	$ 36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
	2007	$ 36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000

(1) The stock awards in Imagine Holding were duplicated with shares of Imaging Media in the spin-off.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gregory A. Bloom	-0-	$10,000	-0-	-0-	-0-	-0-	$10,000
Harlan B. Munn	-0-	$10,000	-0-	-0-	-0-	-0-	$10,000
Mark Allen	-0-	$10,000	-0-	-0-	-0-	-0-	$10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13,  2010  and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Title	Name & Address	Shares Beneficially Owned
Of Class	of Beneficial Owner(1)	Number		Percent(2)
Common Stock
	Gregory A. Bloom	80,000		5.67%

	Leonard Nacht 295 Main Street Ruby Building # 210 Edwards, CO 81632	100,000		7.09%

	Estate of John R. Overturf, Jr.	100,000		7.09%

	Gina Garcia-Shaw 7750 N. Union # 201 Colorado Springs, CO 80920	145,000	(8)	10.28%

	Ferny Meadows, Inc. 295 Main Street Ruby Building # 210 Edwards, CO 81632	70,000	(3)	4.96%

	Golden Peak Capital, Inc.	75,000	(4)	5.32%

	Webquest, Inc. 7750 N. Union # 201 Colorado Springs, CO 80920	135,000	(5)	9.57%

	Hangar Development Company 7750 N. Union # 201 Colorado Springs, CO 80920	128,000	(6)	9.07%

	Prospector Capital 7750 N. Union # 201 Colorado Springs, CO 80920	122,950	(7)	8.72%

	Harlan Munn 5758 Singletree Lane Parker, Colorado 80134	20,500	1.45%

	Mark Allen 6737 West Lakeside Drive Littleton, CO 80125	20,000	1.42%

	All officers and directors as a group (three persons)	120,500	8.5%

(1)	Unless otherwise stated, address is 7750 N. Union Boulevard, Suite 201, Colorado Springs, CO 80920.
(2)

Percentages calculated based upon 1,410,650  shares issued and outstanding. Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus.  In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

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

On February 10, 2010 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors for services during 2009.  The shares were valued at $1.00 per share resulting in total compensation expense of $30,000 for the year ended December 31, 2009.

On September 11, 2008 Media sold 100,000 restricted shares of its common stock at $.25 per share to Mr. John Overturf, a shareholder and principal of an affiliate who provides certain administrative functions through Prospector Capital as discussed below.  The Company received a total of $25,000 from the transaction.

On October 17, 2008 the Company’s board of directors authorized the issuance of 10,000 shares to each of the Company’s three directors for services.  The shares were valued at $0.25 per share resulting in total compensation expense of $7,500.

Since 2007, Prospector Capital, a company controlled by Mr. John Overturf, had provided administrative functions at the rate of $1,000 per month.  The monthly estimate was determined by comparing the level of effort to the cost of similar labor in the local market.  General and administrative expense of $12,000 was recorded for the year ended December 31, 2008.  For the year ended December 31, 2009 the fee was waived.  On March 1, 2009 the total amount payable to the affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company’s Chief Executive Officer, advanced $5,500 to the Company for working capital purposes.  During the year ended December 31, 2009 the amount due to Mr. Bloom was paid in full.

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes.  As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances.  In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008.  On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.  At December 31, 2009, $2,000 of the working capital advance was unpaid.

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company, and in November 2009 Mr. Calandrella advanced an additional $2,700 to the Company.  In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000.  Also in June 2009, $6,000 was advanced to the Company by Ms.

Dorothy Calandrella, a shareholder of the Company, with an additional advance of $2,000 made in August 2009.  Finally, in November 2009, Webquest, a company owned by a shareholder, advanced $3,000 to the Company.  All the advances were provided for working capital purposes.  None of these advances have been repaid as of December 31, 2009.

None of the advances earn interest and are payable to the holder on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Cordovano and Honeck, LLP, its current accountant, for each of the last two fiscal years:

	2009	2008
Audit Fees	$ 19,401	$ 0
Audit-Related Fees	$	$ 29,594.60
Tax Fees	$ 0	$ 0
All Other Fees	$ 0	$ 0

Total	$ 19,401	$ 29,594.60

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

	Exhibit No.	Title

*	3.1	Certificate of Incorporation dated August 10, 2007
*	3.2	Bylaws
*	4.1	Specimen Common Stock Certificate
*	5.0	Opinion of Clifford L. Neuman, P.C.
*	9.1	Spin-off Trust Agreement dated August 10, 2007
*	10.1	Form of Work For Hire Agreement
*	10.2	Assignment and Assumption Agreement dated August 23, 2007
**	14.0	Code of Ethics
*	21.0	List of Subsidiaries
*	23.1	Consent of Clifford L. Neuman, P.C. (included in Exhibit 5.0)
*	23.2	Consent of Cordovano and Honeck, LLP
#	31	Certification
#	32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

_______________________________

*

Incorporated by reference to Registrant’s Registration Statement on Form SB-2 as filed with the Commission on January 31, 2008.

**

Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Commission on April 15, 2009.

#

Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGINE MEDIA, LTD.

DateApril 6, 2010	By: /s/ Gregory A. Bloom Gregory A. Bloom President, CEO/CFO Principal Executive & Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gregory A. Bloom	President, CEO/CFO & Director Principal Executive & Accounting Officer	April 6, 2010
Gregory A. Bloom

/s/ Harlan B. Munn	Secretary, Treasurer & Director	April 13, 2010
Harlan B. Munn

/s/ Mark Allen	Director	April 11, 2010
Mark Allen