Form 10-Q
period 2010-03-31
IMAGINE MEDIA LTD
filed 2010-05-24
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

                       For the quarterly period ended March 31, 2010

   |_| Transition Report Under Section 13 or 15(D) Of The Securities Exchange
       Act Of 1934

                  For the transition period from __________ to __________

                        Commission File Number: 005-84223

                               IMAGINE MEDIA, LTD.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    26-0731818
 -----------------------------            -------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                           7750 N. Union Blvd., # 201
                           Colorado Springs, CO 80920
                       ---------------------------------
          (Address of principal executive offices, including Zip Code)

                                  719-266-4554
                       ----------------------------------
                (Issuer's telephone number, including area code)

                (Former name or former address if changed since last report) Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]       Accelerated filer            [ ]
Non-accelerated filer    [ ]       Smaller reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,410,650 shares of common stock as of May 10, 2010.

                       Imagine Media, Ltd. And Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2010

                       Imagine Media, Ltd. And Subsidiary
                        Consolidated Financial Statements
                                   (Unaudited)

                                TABLE OF CONTENTS


                                                                           Page

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                             1
      Consolidated statements of operation                                   2
            Consolidated statement of Shareholders' equity                   3
      Consolidated statements of cash flows                                  4
      Notes to consolidated financial statements                           5-7

                       Imagine Media, Ltd. and Subsidiary
                           Consolidated Balance Sheets

                                                        March 31,   December 31,
                                                          2010          2009
                                                      ------------  ------------
                                                      (unaudited)
                        Assets
Current assets:
 Cash and cash equivalents                            $        79   $        94
                                                      ------------  ------------
    Total current assets                                       79            94

                                                      ------------  ------------
    Total assets                                      $        79   $        94
                                                      ============  ============

  Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
 Accounts payable:
      Trade creditors                                 $    57,488   $    53,479
      Related party                                         3,000         3,000
 Short term advance                                         6,000         6,000
 Indebtedness to related parties                           39,050        32,100
 Convertible debenture                                     30,000        30,000
 Accrued interest payable                                   4,800         3,900
 Other accrued expenses                                     3,081        33,081
                                                      ------------  ------------
      Total current liabilities                           143,419       161,560
                                                      ------------  ------------
Commitments                                                     -             -

Shareholders' deficit
 Common stock , $.00001 par value.  Authorized
  100,000,000 shares, 1,410,650 and 1,380,650 shares
  issued and outstanding                                       14            14
 Additional paid-in capital                               487,276       457,276
 Retained deficit                                        (630,630)     (618,756)
                                                      ------------  ------------
    Total shareholders' deficit                          (143,340)     (161,466)
                                                      ------------  ------------
    Total liabilities and shareholders' deficit       $        79   $        94
                                                      ============  ============



See accompanying notes to the consolidated financial statements.

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)


                                                    For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        2010           2009
                                                   -------------   -------------

Net sales and gross revenues:
 Advertising sales, net of discount of $0,
  and $0, respectively                             $          -    $        400
                                                   -------------   -------------
    Total sales and revenues                                  -             400
                                                   -------------   -------------
Operating expenses:
 Editorial, production and circulation                        -             444
 Selling, general and administrative                     10,974          16,200
                                                   -------------   -------------
    Total operating expenses                             10,974          16,644
                                                   -------------   -------------
  Loss from operations                                  (10,974)        (16,244)

Other income (expense):
 Interest expense                                          (900)           (800)
                                                   -------------   -------------
  Loss before income taxes                              (11,874)        (17,044)
  Income tax provision                                        -               -
                                                   -------------   -------------
    Net loss                                       $    (11,874)   $    (17,044)
                                                   =============   =============
Basic and diluted loss per share                   $      (0.01)   $      (0.01)
                                                   =============   =============
Weighted average common shares outstanding            1,400,650       1,226,983
                                                   =============   =============



See accompanying notes to the consolidated financial statements.

                       Imagine Media, Ltd. and Subsidiary
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)


                                                     Common Stock
                                             ------------------------------    Additional       Retained
                                                 Shares       Par Value *    Paid-in Capital     Deficit         Total
                                             --------------  --------------  ---------------  -------------  -------------
Balance at December 31, 2008                   1,122,650       $       11      $   392,779     $  (541,051)   $  (148,261)
Conversions of accounts payable to
 common stock                                    104,000                1           25,999               -         26,000
Conversions of short term advances
 and accrued  interest to common stock           111,400                1           27,849               -         27,850
Conversions of indebtedness to related
 parties to common stock                          42,600                1           10,649               -         10,650
Net loss                                               -                -                -         (77,705)       (77,705)
                                             --------------  --------------  --------------  --------------  --------------
Balance at December 31, 2009                   1,380,650               14          457,276        (618,756)      (161,466)

Stock issued as payment of liability
 for services performed during 2009               30,000                -           30,000                         30,000

Net loss                                               -                -                -         (11,874)       (11,874)
                                             --------------  --------------  --------------  --------------  --------------
Balance at March 31, 2010 (unaudited)          1,410,650     $         14      $   487,276   $    (630,630)  $   (143,340)
                                             ==============  ==============  ==============  ==============  ==============


* Restated.  See Note 1.



See accompanying notes to the consolidated financial statements.

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                         2010            2009
                                                    -------------  -------------

Cash flows from operating activities:
 Net loss                                           $    (11,874)  $    (17,044)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Changes in assets and liabilities:
     Receivables                                               -         11,469
     Other assets                                              -            400
     Accounts payable                                      4,009         (7,607)
     Accrued expenses                                        900          6,222
                                                    -------------  -------------
       Net cash used in operating activities              (6,965)        (6,560)
                                                    -------------  -------------
Cash flows from financing activities:
 Proceeds from sale of common stock                            -              -
 Proceeds from related party short term advances           6,950         12,500
 Repayments on related party short term advances               -         (5,500)
 Proceeds from other short term advances                       -            150
 Repayments on other short term advances                       -              -
                                                    -------------  -------------
    Net cash provided by financing activities              6,950          7,150
                                                    -------------  -------------
    Net change in cash and cash equivalents                  (15)           590

Cash and equivalents:
  Beginning of period                                         94             68
                                                    -------------  -------------
  End of period                                     $         79   $        658
                                                    =============  =============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income taxes                                      $          -   $          -
                                                    =============  =============
  Interest                                          $          -   $          -
                                                    =============  =============

Supplemental disclosure of non-cash
financing activities:
 Stock issued as payment of liability for
  services performed during 2009                    $     30,000   $          -
                                                    =============  =============



 See accompanying notes to the consolidated financial statements.

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

(2) Financial Statements

For a complete set of footnotes, reference is made to the Company's Report on Form 10K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

(3)  Related Party Transactions

On February 10, 2010 the Company's board of directors authorized the issuance of 10,000 shares to each of the Company's three directors. The shares were valued at $1.00 per share resulting in total compensation expense of $30,000 which was accrued at December 31, 2009.

Various related parties advanced the Company an additional $6,950 for the three month period ended March 31, 2010.

Indebtedness to related parties
-------------------------------

In October 2008, a company controlled by Greg Bloom, the Company's Chief Executive Officer, advanced $5,500 to the Company for working capital purposes. During the nine months ended September 30, 2009 the amount due to Mr. Bloom was paid in full.

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

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company. In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000. Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, a shareholder of the Company, with an additional advance of $2,000 made in August 2009 and $6,950 in the three month period ended March 31, 2010. All the advances

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


were provided for working capital purposes. None of these advances have been paid as of March 31, 2010.

None of the advances earn interest and are payable to the holder on demand.

(4)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services. The Debenture is convertible by the holder into shares of the Company's common stock at a conversion price of $0.25. The debenture matured April 1, 2009. Upon default of the debenture, the default interest rate of 12% was effective. As of the date of this report the debenture together with $4,800 of accrued interest has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance. During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate. On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. In September 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes. As of March 31, 2010 this amount has not been paid.

(5)  Equity

Common stock

Upon the effectiveness on July 14, 2008 of the Registration Statement filed with the SEC by Imagine Media, Ltd. ("Media"), Imagine Holdings Corp. ("Holdings") has completed the spin-off of its magazine business to its shareholders of record as of August 23, 2007. The transaction was effected by the issuance of 992,650 shares of Media $0.00001 par value common stock to Holdings in exchange for certain assets, subject to liabilities, of Holdings, consisting primarily of its 60 percent of the issued and outstanding common stock of Imagine Operations, Inc. ("Operations").

On February 10, 2010 Directors' were issued 30,000 shares of the Company's common stock valued at $1.00 per share or $30,000.

(6)  Commitments

As of March 31, 2010 the lease had not been renewed and the Company no longer occupies the space. As of the date of this report, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  Other - Trademark

The Company has learned that a third party in Orange County, CA publishes a regional magazine under the name "Image Magazine." The publisher of the California-based Image Magazine has registered the trademark "Image Magazine" with the United States Patent and Trademark Office, which trademark registration was issued in 2006, and also owns and uses the domain name "imagemagazine.com" Preliminary contact with the principals of the California-based magazine has been made in an effort to resolve our conflicting uses of the same trademark and have agreed in principle to resolve the matter through the execution of a trademark license; however, no assurance can be given that such a license can be finalized. Should efforts to resolve this trademark conflict not be successfully resolved, the Company would have to rebrand the magazine altogether and forfeit all of the goodwill which has been developed over the years in connection with the magazine. This would result in substantial economic losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

      The Company was formed in August 2007 to publish and distribute Image Magazine. Image Magazine is a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan in January 2009.

      On April 21, 2010 the Company signed a letter of intent to acquire JAKK'D Holdings, LLC for approximately 5,642,000shares of the Company's common stock.

      JAKK'D is a producer of alcoholic beverages. The beverage, which is called JAKK'D, is a distilled natural grain spirit that contains natural flavors, certified colors, pure cane sugar and caffeine. Unlike its competitors, JAKK'D does not contain high fructose corn syrup or stimulants such as Taurine, Ginseng and Guarana. The beverages are bottled in 375ml black aluminum "beer bottles" that are distinguishable from other alcoholic beverage products. Each bottle contains 6.6% alcohol by volume and 75mg of caffeine. Initially JAKK'D plans to launch four flavors which will include "Lunatic Lemon", "Black Tea Lemon Honey", "Punched Out Pomegranate Berry", and "Raging Orange". JAKK'D holds the registered trademarks for the these flavors as well as the word "JAKK'D".

      Completion of the acquisition is subject to the satisfaction of several conditions including, without limitation, the execution of a definitive merger agreement, the satisfactory completion of due diligence by both parties, and the completion of audited financial statements by JAKK'D. There can be no assurance that the transaction will be consummated.

Item 4T.  Controls and Procedures.

      (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 6.  Exhibits

Exhibits

  31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

  31.2      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

  32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IMAGINE MEDIA, LTD.


May 24, 2010                          By: /s/ Gregory A. Bloom
                                          ------------------------------
                                          Gregory A. Bloom, Principal Executive,
                                          Financial and Accounting Officer