Form 10-Q
period 2010-06-30
IMAGINE MEDIA LTD
filed 2010-08-23
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934

                 For the quarterly period ended June 30, 2010

[ ] Transition Report Under Section 13 or 15(D) Of The Securities Exchange Act Of 1934

           For the transition period from __________ to __________

                        Commission File Number: 000-84223

                               IMAGINE MEDIA, LTD.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                    26-0731818
----------------------------                 --------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

                           7750 N. Union Blvd., # 201
                           Colorado Springs, CO 80920
                      ------------------------------------
          (Address of principal executive offices, including Zip Code)


                                  719-266-4554
                      ------------------------------------
                (Issuer's telephone number, including area code)

         (Former name or former address if changed since last report) Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [ ]    No [ ]

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

Large accelerated filer    [ ]            Accelerated filer           [ ]
Non-accelerated filer      [ ]            Smaller reporting company   [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [X] No [ ] State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,410,650 shares of common stock as of August 15, 2010.

                       Imagine Media, Ltd. And Subsidiary
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS



                                                                         Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                                2
Consolidated statements of operation                                      3-4
Consolidated statement of Shareholders' equity                             5
Consolidated statements of cash flows                                      6
Notes to Consolidated Financial Statements                                7-9

                       Imagine Media, Ltd. And Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          QUARTER ENDED JUNE 30, 2010

                       Imagine Media, Ltd. and Subsidiary
                           Consolidated Balance Sheets

                                                 June 30,        December 31,
                                                   2010              2009
                                                 ---------       ------------
                                                                  (unaudited)
                            Assets
Current assets:
  Cash and cash equivalents                      $     70           $     94
                                                 --------           --------
    Total current assets                               70                 94
                                                 --------           --------
  Total assets                                   $     70           $     94
                                                 ========           ========

                     Liabilities and Shareholders' (Deficit)

Current liabilities:
 Accounts payable:
   Trade creditors                               $ 55,439           $ 53,479
   Related party                                    3,000              3,000
   Short term advance                              17,300              6,000
   Indebtedness to related parties                 39,090             32,100
   Convertible debenture                           30,000             30,000
   Accrued interest payable                         5,700              3,900
   Other accrued expenses                           3,081             33,081
                                                 --------           --------
     Total current liabilities                    153,610            161,560
                                                 --------           --------
Commitments                                             -                  -

Shareholders' deficit
  Common stock , $.00001 par value. Authorized
    100,000,000 shares, 1,410,650 and 1,380,650
    shares issued and outstanding                      14                 14
  Additional paid-in capital                      487,276            457,276
   Retained deficit                              (640,830)          (618,756)
                                                 --------           --------
     Total shareholders' deficit                 (153,540)          (161,466)
                                                 --------           --------
Total liabilities and shareholders' deficit      $     70           $     94
                                                 ========           ========

        See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                             For the Three Months Ended
                                                      June 30,
                                        -----------------------------------
                                             2010                    2009
                                        -----------------------------------
Net sales and gross revenues:
  Advertising sales, net of discount of
    $0, and $0, respectively              $      -               $        -
                                          --------               ----------

    Total sales and revenues                     -                        -
                                          --------               ----------
Operating expenses:
  Editorial, production and circulation          -                      304
  Selling, general and administrative        9,300                   22,591
                                          --------               ----------
    Total operating expenses                 9,300                   22,895
                                          --------               ----------
  Loss from operations                      (9,300)                 (22,895)

Other income (expense):
  Interest expense                            (900)                    (900)
                                          --------               ----------
  Loss before income taxes                 (10,200)                 (23,795)

  Income tax provision                           -                        -
                                          --------               ----------
     Net loss                           $  (10,200)              $  (23,795)
                                        ==========               ==========
Basic and diluted loss per share        $    (0.01)              $    (0.02)
                                        ==========               ==========
Weighted average common shares
  outstanding                            1,405,650                1,380,650
                                        ==========               ==========

        See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                               For the Six Months Ended
                                                      June 30,
                                        -----------------------------------
                                             2010                    2009
                                        -----------------------------------
Net sales and gross revenues:
  Advertising sales, net of discount
  of $0, and $66,930, respectively        $      -               $      400
                                          --------               ----------
     Total sales and revenues                    -                      400
                                          --------               ----------

Operating expenses:
  Editorial, production and circulation          -                      748
  Selling, general and administrative       20,274                   38,791
                                          --------               ----------
     Total operating expenses               20,274                   39,539
                                          --------               ----------

  Loss from operations                     (20,274)                 (39,139)

Other income (expense):
  Interest expense                          (1,800)                  (1,700)
                                          --------               ----------
  Loss before income taxes                 (22,074)                 (40,839)
Income tax provision                             -                        -
                                          --------               ----------
  Net loss                                $(22,074)              $  (40,839)
                                          ========               ==========
Basic and diluted loss per share          $  (0.02)              $    (0.03)
                                          ========               ==========
Weighted average common shares
   outstanding                           1,405,650                1,304,241
                                         =========               ==========

        See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)

                                             Common Stock                Additional         Retained
                                          Shares      Par Value*       Paid-in Capital       Deficit         Total
                                        ------------------------      ----------------    ------------    ------------

Balance at December 31, 2008            1,122,650     $      11         $   392,779       $  (541,051)     $ (148,261)

Conversions of accounts payable to
   common stock                           104,000             1              25,999                 -          26,000
Conversions of short term advances
   and accrued interest to common stock   111,400             1              27,849                 -          27,850
Conversions of indebtedness to
   related parties to common stock         42,600             1              10,649                 -          10,650
Net loss                                        -             -                   -           (77,705)        (77,705)
                                       ----------     ---------         -----------        ----------       ---------
Balance at December 31, 2009            1,380,650            14             457,276          (618,756)       (161,466)

Stock issued for services valued at
   $1.00 per share                         30,000             -              30,000                 -          30,000

Net loss                                        -             -                   -           (22,074)        (22,074)
                                       ----------     ---------         -----------        ----------       ---------
Balance at June 30, 2010 (unaudited)    1,410,650     $      14         $   487,276        $ (640,830)      $(153,540)
                                       ==========     =========         ===========        ==========       =========


* Restated see Note 1


        See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                 For the Six Months Ended
                                                          June 30,
                                              -------------------------------
                                                  2010                 2009
                                              -------------------------------
Cash flows from operating activities:
   Net loss                                    $ (22,074)            $ (40,839)
                                               ---------             ---------
Adjustments to reconcile net loss to net
 cash used by operating activities:
   Changes in assets and liabilities:
      Receivables                                      -                11,469
      Other assets                                     -                   400
      Accounts payable                             1,960                (4,309)
      Accrued expenses                             1,800                 3,741
                                               ---------             ---------

  Net cash used in operating activities          (18,314)              (29,538)
                                               ---------             ---------

Cash flows from financing activities:
   Proceeds from sale of common stock                  -                     -
   Proceeds from related party short
      term advances                                6,990                22,400
   Repayments on related party short
      term advances                                    -                (5,500)
   Proceeds from other short term advances        11,300                14,850
   Repayments on other short term advances             -                (2,200)
                                               ---------             ---------

  Net cash provided by financing activities       18,290                29,550
                                               ---------             ---------
  Net change in cash and cash equivalents            (24)                   12

Cash and equivalents:
   Beginning of period                                94                    68
                                               ---------             ---------
   End of period                               $      70             $      80
                                               =========             =========

Supplemental disclosure of cash flow
 information: Cash paid during the year for:
   Income taxes                                $       -             $       -
                                               =========             =========
   Interest                                    $       -             $       -
                                               =========             =========

Supplemental disclosure of non-cash
 financing activities:
   Stock issued for services                   $  30,000             $       -
                                               =========             =========
Conversions of indebtedness to related
  parties to common stock                              -                10,650
                                               =========             =========
Conversions of short term advance and
  accrued interest to common stock             $       -             $  27,850
                                               =========             =========
Conversion of accounts payable to
   common stock                                $       -             $  26,000
                                               =========             =========


        See accompanying notes to the consolidated financial statements

                               IMAGINE MEDIA, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Unaudited Financial Information

The unaudited financial information included for the interim periods ended June 30, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three and six month period ended June 30, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

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

Various related parties advanced the Company an additional $6,990 for the three month period ended June 30, 2010.

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

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company. In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000. Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, a shareholder of the Company, with an additional advance of $2,000 made in August 2009 and $6,990 in the six month period ended June 30, 2010. All the advances were provided for working capital purposes. None of these advances have been paid as of June 30, 2010.

                               IMAGINE MEDIA, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the advances earn interest and are payable to the holder on demand.

 (4)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services. The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25. The debenture matured April 1, 2009. Upon default of the debenture, the default interest rate of 12% was effective. As of the date of this report the debenture together with $5,700 of accrued interest has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance. During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate. On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. In September 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes and $11,300 in June 2010. As of June 30, 2010 this amount has not been paid.

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

(6)  Commitments

As of June 30, 2010 the lease had not been renewed and the Company no longer occupies the space As of the date of this report, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

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

(8) Letter of Intent

In June 2010 the Company reached a tentative agreement to acquire JAKK'D Holdings, LLC, and a related entity, for 17,245,000 shares of the Company's common stock.

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

Completion of the acquisition is subject to the satisfaction of several conditions including, without limitation, the execution of a definitive agreement, the satisfactory completion of due diligence by both parties, and the completion of audited financial statements by JAKK'D.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

      The Company was formed in August 2007 to publish and distribute Image Magazine. Image Magazine is a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan in January 2009.

      In June 2010 the Company reached a tentative agreement to acquire JAKK'D Holdings, LLC, and a related entity, for 17,245,000 shares of the Company's common stock.

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

      Completion of the acquisition is subject to the satisfaction of several conditions including, without limitation, the execution of a definitive agreement, the satisfactory completion of due diligence by both parties, and the completion of audited financial statements by JAKK'D. There can be no assurance that the transaction will be consummated.

Item 4.  Controls and Procedures.

      (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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



                                      IMAGINE MEDIA, LTD.


August 20, 2010                     By:   /s/ Gregory A. Bloom
                                          ------------------------------
                                          Gregory A. Bloom, Principal
                                          Executive and Financial Officer