Form 10-Q
period 2010-09-30
IMAGINE MEDIA LTD
filed 2010-11-22
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2010

[X] Transition Report Under Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-84223

                               IMAGINE MEDIA, LTD.
             (Exact name of registrant as specified in its charter)

              Delaware                                   26-0731818
 -------------------------------           -------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                           7750 N. Union Blvd., # 201
                           Colorado Springs, CO 80920
          (Address of principal executive offices, including Zip Code)
         - ------------------------------------------------------------


                                  719-266-4554
                                  ------------
                (Issuer's telephone number, including area code)

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

Large accelerated filer     [ ]               Accelerated filer    [ ]
Non-accelerated filer       [ ]               Smaller reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,410,650 shares of common stock as of November 15, 2010.

                       Imagine Media, Ltd. And Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                        Quarter Ended September 30, 2010

                       Imagine Media, Ltd. And Subsidiary
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                         Page

CONSOLIDATED FINANCIAL STATEMENTS

      Condensed consolidated balance sheets                         1
      Condensed consolidated statements of operation               2-3
      Condensed consolidated statement of Shareholders' equity      3
      Condensed consolidated statements of cash flows               4
      Notes to consolidated financial statements                   6-8

                       Imagine Media, Ltd. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                               December 31,
                                           September 30,           2009
                                               2010        ---------------------
                                           -------------   (Derived from audited
                                            (unaudited)    financial statements)
 Assets

 Current assets:
     Cash and cash equivalents              $        75          $       94
                                            -----------          ----------
            Total current assets                     75                  94
                                            -----------          ----------

     Total assets                           $        75          $       94
                                            ===========          ==========

 Liabilities and Shareholders' (Deficit)

 Current liabilities:
     Accounts payable:
        Trade creditors                     $   76,815           $  53,479
        Related party                            3,000               3,000
     Short term advance                         17,300               6,000
     Indebtedness to related parties            39,140              32,100
     Convertible debenture                      30,000              30,000
     Accrued interest payable                    6,600               3,900
     Other accrued expenses                      3,081              33,081
                                            ----------           ---------
            Total current liabilities          175,936             161,560
                                            ----------           ---------

 Commitments                                         -                   -

 Shareholders' deficit
     Common stock , $.00001 par value.
       Authorized 100,000,000 shares,
       1,410,650 and 1,380,650 shares
       issued and outstanding                      14                   14
     Additional paid-in capital               487,276              457,276
     Retained deficit                        (663,151)            (618,756)
                                            ---------            ---------
        Total shareholders' deficit          (175,861)            (161,466)
                                            ---------            ---------
        Total liabilities and
          shareholders' deficit             $      75            $      94
                                            =========            =========


         See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                             For the Three Months Ended
                                                    September 30,
                                            -----------------------------
                                               2010               2009
                                           -----------         -----------

Net sales and gross revenues:
       Advertising sales, net of
         discount of $0, and $0,
         respectively                      $         -         $         -

                                           -----------         -----------
                 Total sales and
                 revenues                            -                   -
                                           -----------         -----------

Operating expenses:
       Editorial, production and
         circulation                                 -                   -
       Selling, general and
         administrative                         21,421               1,064
                                           -----------         -----------
                 Total operating
                   expenses                     21,421               1,064
                                           -----------         -----------

                 Loss from
                   operations                  (21,421)             (1,064)
Other income (expense):

       Interest expense                           (900)               (900)
                                           -----------         -----------
                 Loss before income
                   taxes                       (22,321)             (1,964)

       Income tax provision                          -                   -
                                           -----------         -----------
                 Net loss                  $   (22,321)        $    (1,964)
                                           ===========         ===========
Basic and diluted loss per share           $     (0.02)        $     (0.00)
                                           ===========         ===========
Weighted average common shares
   outstanding                               1,410,650           1,380,650
                                           ===========         ===========



         See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                 For the Nine Months Ended
                                                       September 30,
                                              -----------------------------
                                                2010                 2009
                                             -----------         -----------

Net sales and gross revenues:
       Advertising sales, net of
         discount of $0, and $66,930,
         respectively                        $         -         $       400
                                             -----------         -----------
         Total sales and revenues                      -                 400
                                             -----------         -----------

Operating expenses:
       Editorial, production and
         circulation                                   -                 748
       Selling, general and
         administrative                           41,695              39,855
                                             -----------         -----------

         Total operating expenses                 41,695              40,603
                                             -----------         -----------


         Loss from operations                    (41,695)            (40,203)

Other income (expense):

       Interest expense                           (2,700)             (2,600)
                                             -----------         -----------
         Loss before income taxes
                                                 (44,395)            (42,803)

       Income tax provision                            -                   -
                                             -----------         -----------
         Net loss                                (44,395)            (42,803)
                                             ===========         ===========
Basic and diluted loss per share             $     (0.03)        $     (0.03)
                                             ===========         ===========
Weighted average common shares
  outstanding                                  1,407,317           1,329,991
                                             ===========         ===========



         See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
  Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit)



                                             Common Stock           Additional Paid-      Retained
                                         Shares       Par Value        in Capital          Deficit         Total
                                        ---------     ---------     ----------------     -----------     ----------
 Balance at December 31, 2008           1,122,650      $   11        $    392,779        $ (541,051)     $ (148,261)
 Conversions of accounts payable to
    common stock                          104,000           1              25,999                 -          26,000
 Conversions of short term advances
    and accrued interest to common
    stock                                 111,400           1              27,849                 -          27,850
 Conversions of indebtedness to
    related parties to common stock        42,600           1              10,649                 -          10,650
 Net loss                                       -           -                   -           (77,705)        (77,705)
                                        ---------     ---------     ----------------     -----------     ----------

 Balance at December 31, 2009           1,380,650          14             457,276          (618,756)       (161,466)

 Stock issued for services valued
    at $1.00 per share (Unaudited)         30,000           -              30,000                 -          30,000

 Net loss (Unaudited)                           -           -                   -           (44,395)        (44,395)
                                        ---------     ---------     ----------------     -----------     ----------
 Balance at September 30, 2010
   (unaudited)                          1,410,650      $   14        $    487,276        $ (663,151)     $ (175,861)
                                        =========     =========     ================     ===========     ==========

         See accompanying notes to the consolidated financial statements

                       Imagine Media, Ltd. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                                  For the Nine Months Ended
                                                          September 30,
                                                  -------------------------
                                                    2010              2009
                                                 ---------         ---------
Cash flows from operating activities:
   Net Loss                                      $ (44,395)        $ (42,803)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
        Changes in assets and liabilities:
              Receivables                                -            11,469
              Other assets                               -               400
              Accounts payable                      23,336            (9,274)
              Accrued expenses                       2,700             3,074
                                                 ---------         ---------
                Net cash used in operating
                activities                         (18,359)          (37,134)
                                                 ---------         ---------
Cash flows from financing activities:
   Proceeds from related party short term
     advances                                        7,040            24,400
   Repayments on related party short term
     advances                                            -            (5,500)

   Proceeds from other short term advances          11,300            20,850
   Repayments on other short term advances               -            (2,200)
                                                 ---------         ---------
                Net cash provided by
                  financing activities              18,340            37,550
                                                 ---------         ---------
                Net change in cash and cash
                  equivalents                          (19)              416
Cash and equivalents:
   Beginning of period                                  94                68
                                                 ---------         ---------
   End of period                                 $      75         $     484
                                                 =========         =========
Supplemental disclosure of cash flow
  information:
   Cash paid during the year for:
      Income taxes                               $       -         $       -
                                                 =========         =========
      Interest                                   $       -         $       -
                                                 =========         =========
Supplemental disclosure of non-cash
  financing activities:
   Stock issued for accrued services             $  30,000         $       -
                                                 =========         =========
   Conversions of indebtedness to related
     parties to common stock                     $       -         $  10,650
                                                 =========         =========
   Conversions of short term advance and
     accrued interest to common stock            $       -         $  27,850
                                                 =========         =========
   Conversion of accounts payable to common
     stock                                       $       -         $  26,000
                                                 =========         =========


         See accompanying notes to the consolidated financial statements

                               IMAGINE MEDIA, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Unaudited Financial Information

The accompanying condensed financial statements of Imagine Media, Ltd. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2010, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2009. The results of operations for the period ended September 30, 2010 are not necessarily an indication of operating results for the full year.

(2)   Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses and, at September 30, 2010, had both a working capital deficit and a net capital deficiency of $(175,861). These factors may indicate that the Company will be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. To do this, the Company is seeking to acquire another business which, as of September 30, 2010, had not occurred. However, management plans, in the near-term, to (1) restructure debt and (2) increase ownership equity in order to increase working capital. There is, of course, no assurance that management will be successful in those efforts. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In their  report  on the  Company's  financial  statements  for the  year  ended
December 31, 2009, the Company's independent auditors expressed substantial doubt as to the Company's ability to continue as a going concern.

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

During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes. As of December 31, 2008 the

Company had repaid a total of $4,000 of these cash advances. In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008. On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. As of September 30, 2010 $2,000 of the working capital advances remain unpaid.

In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company. In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000. Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, a shareholder of the Company, with an additional advance of $2,000 made in August 2009 and $7,040 during the nine month period ended September 30, 2010. All the advances were provided for working capital purposes. None of these advances have been paid as of September 30, 2010. None of the advances earn interest and are payable to the creditor on demand.

(4)   Convertible Debenture and Short Term Advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services. The Debenture is convertible by the holder into shares of the Company's common stock at a conversion price of $0.25. The debenture was due and payable on April 1, 2009. As a result of the failure to pay the debenture when due, the interest rate on the debenture increased to 12% per year. As of November 15, 2010, the debenture, together with $5,700 of accrued interest, has neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance. During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate. On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. During the nine months ended September 2009 this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes. During the nine months ended September 30,2010, the non-affiliate advanced another $11,300 to the Company. As of September 30, 2010 the $17,300 payable to the non-affiliate was due on demand.

(5)   Equity

Common stock

On February 10, 2010 the Company's Directors' were issued 30,000 shares of the Company's common stock valued at $1.00 per share or $30,000.

(6)   Other - Trademark

The Company has learned that a third party in PlaceNameplaceOrange County, PlaceTypeCA publishes a regional magazine under the name "Image Magazine." The publisher of the California-based Image Magazine has registered the trademark "Image Magazine" with the United States Patent and Trademark Office, which trademark registration was issued in 2006. The publisher of the magazine also owns and uses the domain name "imagemagazine.com" Preliminary contact with the principals of the California-based magazine has been made in an effort to resolve the conflicting uses of the trademark. An agreement in principle has been reached to resolve the matter through the execution of a trademark license; however, no assurance can be given that such a license can be finalized.

(7)     Letter of Intent

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

     The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan in January 2009.

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

     As of September 30, 2010 the Company had liabilities of approximately $176,000. The Company plans to pay its liabilities with cash, shares of its common stock, or a combination of both. The Company does not have any agreements or commitments from any third party to provide the Company with any capital.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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



                                       IMAGINE MEDIA, LTD.


November 18, 2010                    By:  /s/ Gregory A. Bloom
                                          ------------------------------------
                                          Gregory A. Bloom, Principal Executive
                                          and Financial Officer