Form 10-K
period 2010-12-31
IMAGINE MEDIA LTD
filed 2011-04-15
CIK 1425627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2010
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File No. 333-145999

                               IMAGINE MEDIA LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    26-0731818
  --------------------------------           -------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

          7750 N. Union Blvd.
          Colorado Springs, CO                                 80920
 --------------------------------------              --------------------------
 (Address of Principal Executive Office)                        Zip Code

Registrant's telephone number, including Area Code: (719) 266-4554 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [X ] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2010 was $685,325.

As of March 15, 2011, the Company had 1,410,650 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly entertainment guide for the Denver, CO area. The Company generated only limited revenue and essentially abandoned its business plan January 2009.

     In June 2010 the Company reached a tentative agreement to acquire JAKK'D Holdings, LLC, and a related entity, for 17,245,000 shares of the Company's common stock.

     In January 2011, the Company and JAKK'D agreed to terminate the agreement providing for the acquisition of JAKK'D by the Company.

     The Company's principal executive offices are located at 7750 NO. Union Boulevard, Colorado Springs, CO 80920. The Company's telephone number is (719) 260-4554. The Company does not have a website. Since January 2009, the Company has been relatively inactive.

     As of March 31, 2011 the Company did not have any full time employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     None.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "IMLE". There is only a limited market for the Company's common stock.

     As of March 31, 2011 the Company had 1,410,650 outstanding shares of common stock and 62 shareholders of record.

     The table below sets forth the high and low closing prices for the Company's common stock for the dates indicated as reported by the OTC Bulletin

Board. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended           High              Low

      March 31, 2009          $  --             $  --
      June 30, 2009           $0.25             $0.10
      September 30, 2009      $0.30             $0.20
      December 31, 2009       $0.55             $0.45

      March 31, 2010          $1.25             $0.20
      June 30, 2010           $1.01             $0.35
      September 30, 2010      $0.53             $0.15
      December 31, 2010       $0.51             $0.10

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend, and it is not anticipated that future dividends will be paid.

     Trades of the Company's common stock, are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan January 2009.

     In June 2010 the Company reached a tentative agreement to acquire JAKK'D Holdings, LLC, and a related entity, for 17,245,000 shares of the Company's common stock.

     In January 2011, the Company and JAKK'D agreed to terminate the agreement providing for the acquisition of JAKK'D by the Company.

     As of December 31, 2010 the Company had liabilities of approximately $201,877. The Company plans to pay its liabilities with cash, shares of its common stock, or a combination of both. The Company does not have any agreements or commitments from any third party to provide the Company with any capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Under the direction and with the participation of the Company's principal and executive financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. the Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on this evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

     Inherent in any small business is the pervasive problem involving segregation of duties. Since the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle. Accordingly, the Company's management has added compensating controls to reduce and minimize the risk of a material misstatement in the Company's annual and interim financial statements.

     Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010 due to the Company's inability to record transactions in accordance with generally accepted accounting principles.

     There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name               Age        Title
----               ---        -----
Gregory Bloom      39         Principal Executive, Financial and Accounting
                              Officer and a Director

Harlan Munn        46         Secretary and a Director

     Gregory Bloom, has been an Executive Officer and a director of the Company since its inception. He has been the Publisher of Image Magazine since September, 2000. From January, 1998 to May, 2002, he was the Manager of The Brass Parrot, a bar and grill in Avon, Colorado. Mr. Bloom has a B.S. degree in Hospitality Management from Florida International University. He also studied at the University of South Florida.

     Harlan Munn, has been the Secretary and a Director of the Company since inception. From 1988 to the present, he has been employed by Lupton Associates, a private New York manufacturer's representative for technical sales of mechanical components and electromagnetic assemblies. From 2003 to the present, he has been the President of Health in Motion, Inc., a development stage company which is developing a therapeutic spinal device for the chiropractic and physical therapy markets. Mr. Munn received his B.S. degree in Business Administration, with an emphasis in marketing, from the University of Northern Colorado.

     The Company believes that Messrs. Bloom and Munn's longstanding experience with the Company qualifies them to serve as directors.

     The Company's directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

     None of the Company's  directors are independent as that term is defined in section 803 of the listing standards of the NYSE AMEX.

     The Company has adopted a code of ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions. The Code of Ethics was filed as an exhibit to the Company's 10-K report for the year ended December 31, 2008.

     The Company's directors act as its audit committee.

     The Company's directors act as its compensation committee.

     During the year ended December 31, 2010, no officer of the Company was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company's compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table shows in summary form the compensation received by the Officers of the Company during the two fiscal years ended December 31, 2010. None of the Company's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                                               All
 Name and                                 Restricted          Other
 Principal           Fiscal                  Stock   Options  Compen-
 Position             Year  Salary  Bonus   Awards   Awards   ation      Total
-----------          ------ ------  ----- ---------- -------  -------   -------

Gregory Bloom,        2010    --     --       --       --       --         --
 Principal Executive, 2009    --     --       --       --       --         --
 Financial and
 Accounting Officer
 since August 2007

Harlan Munn           2010    --     --       --       --       --         --
 Secretary since      2009    --     --       --       --       --         --
 August 2007

     The Company does not have any consulting or employment agreements with any of its officers or directors.

     The Company has not granted any stock options as of March 31, 2011.

     The Company's directors were not compensated during the year ended December 31, 2010.

     Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

     Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership of the Company's common stock as of March 31, 2011, by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares, each director and executive officer of the Company and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                       Number of Shares
       Beneficial Owner                Beneficially Owned        Percent
       ----------------                -------------------       -------

       Gregory A. Bloom                       20,000                1.4%
       1543 10th St., #3
       Santa Monica, CA 90401

       Harlan Munn                            20,000                1.4%
       5758 Singletree Lane
       Parker, Colorado 80134

       Estate of John R. Overturf, Jr.       137,500                9.7%
       3005 Marilyn Rd.
       Colorado Springs, CO  80909

       Prospector Capital, Inc.
       7750 N. Union # 201
       Colorado Springs, CO  80920           122,950 (1)            8.7%

       All officers and directors
        as a group (two persons)              40,000                2.8%

  (1) Prospector Capital is owned and controlled 50% by the Estate of John Overturf, Jr. and 50% by Dorothy Calandrella. Share total includes shares owned by Steve Calandrella and The Rockies Fund, both affiliates of Prospector Capital, Inc.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

     In October 2008, a company controlled by Greg Bloom, the Company's Chief Executive Officer, advanced $5,500 to the Company for working capital purposes. During the year ended December 31, 2009 the amount due to Mr. Bloom was paid in full.

     On February 10, 2010 the Company's board of directors authorized the issuance of 10,000 shares to the Company's directors for services to the Company during 2009. The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009.

     Dorothy   Calandrella   is  the  mother  of  Steven   Calandrella.   Steven
Callendrella controls The Rockies Fund.

     During the year ended December 31, 2008, The Rockies Fund advanced a total of $16,000 to the Company for working capital purposes. As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances. In addition, the Rockies Fund made a direct advance to the Company of $650, which remained unpaid at December 31, 2008. On March 1, 2009, $10,650 of the advances were converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. At December 31, 2010, $2,000 of the working capital advance was unpaid.

     In May 2009, Mr. Steven Calandrella, the principal of the Rockies Fund advanced $4,400 to the Company, and in November 2009 Mr. Calandrella advanced an additional $2,700 to the Company. In June 2009, Triumph Capital, a company controlled by a shareholder, advanced the Company a total of $12,000. Also in June 2009, $6,000 was advanced to the Company by Ms. Dorothy Calandrella, with an additional advance of $2,000 made in August 2009. Finally, in November 2009, Webquest, a company owned by a shareholder, advanced $3,000 to the Company. All the advances were provided for working capital purposes. None of these advances have been repaid as of December 31, 2010.

     None of the advances earn interest and are payable to the holder on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Cordovano and Honeck, LLP audited the Company's financial statements for the years ended December 31, 2010 and 2009. The following table shows the fees billed to the Company for the years ended December 31, 2009 by Cordovano and Honeck, LLP.

                                                         2010      2009
                                                         ----      ----
      Audit Fees                                      $15,648   $19,401
      Audit Related Fees                                   --        --
      Design and Implementation Fees                       --        --

     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and for reviewing unaudited financial statements included in the Company's 10-Q reports. Before Cordovano and Honeck, LLP was engaged by the Company to render audit services, the engagement was approved by the Company's Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

  Exhibit
  Number        Exhibit Name
  -------       ------------
   3.1          Certificate of Incorporation (1)
   3.2          Bylaws (1)
   4.1          Specimen Common Stock Certificate (1)
   9.1          Spin-off Trust Agreement (1)
  10.1          Form of Work For Hire Agreement (1)
  10.2          Assignment and Assumption Agreement (1)
  14.0          Code of Ethics (2)
  21.0          List of Subsidiaries (1)
    31          Certifications
    32          Certification pursuant to Section 906 of the Sarbanes
                Oxley Act of 2002

(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 as filed with the Commission on January 31, 2008.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Commission on April 15, 2009.

             Report of Independent Registered Public Accounting Firm

To The Board of Directors of
Imagine Media, Ltd. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Imagine Media, Ltd. and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagine Media, Ltd. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has a net capital deficiency and working capital deficit at December 31, 2010. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this uncertainty in also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
placeCityEnglewood, StateColorado
April 15, 2011

                         Imagine Media, Ltd. and Subsidiary
                             Consolidated Balance Sheet


                                              December 31,       December 31,
                                                  2010               2009
                                             ----------------  -----------------

                                    Assets
Current assets:

     Cash and cash equivalents                  $         83     `$          94
                                             ----------------  -----------------
             Total current assets                         83                 94
                                             ----------------  -----------------
             Total assets                       $         83      $          94
                                             ================  =================


                     Liabilities and Shareholders' Deficit
Current Liabilities:
     Accounts payable:
          Trade creditors                       $    101,555             53,479
          Related Party (Note 2)                       3,000              3,000
     Short term advance (Note 3)                      17,300              6,000
     Indebtedness to related parties
      (Note 2)                                        39,440             32,100
     Convertible debenture (Note 3)                   30,000             30,000
     Accrued interest payable                          7,500             3,900
     Other accrued expenses                            3,082             33,081
                                             ----------------  -----------------
          Total current liabilities                  201,877            161,560
                                             ----------------  -----------------

Commitments (Note 5)

Shareholders' deficit (Notes 1, 2 and 4):

     Common stock, $.00001 par value;
      authorized 100,000,000 shares;
      1,410,650 and 1,380,650 shares
      issued and outstanding,
      respectively                                        14                 14
     Additional paid-in capital                      487,276            457,276
     Retained deficit                                (689,084)         (618,756)
                                             ----------------  -----------------
          Total shareholders' deficit                (201,794)         (161,466)
                                             ----------------  -----------------
          Total liabilities and
           shareholders' deficit                $         83      $          94
                                             ================  =================


              See accompanying notes to these financial statements

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Operations

                                             For the Years Ended
                                                 December 31,
                                     -------------------------------------
                                           2010                2009
                                     -----------------   -----------------

Net sales and gross revenues
   Advertising sales, net of
    discount of $0                     $          -        $        400
                                     -----------------   -----------------
      Total sales and revenues                    -                 400
                                     -----------------   -----------------

Operating expenses:
   Editorial, production and
    circulation                                  -                  748
   Selling, general and
    administrative                          66,685               73,857
                                     -----------------   -----------------
      Total operating expenses              66,685               74,605
                                     -----------------   -----------------
                                     -----------------   -----------------
      Loss from operations                 (66,685)             (74,205)
                                     -----------------   -----------------

Other income (expense):
   Interest expense                         (3,642)              (3,500)
                                     -----------------   -----------------
      Loss before income taxes             (70,327)             (77,705)

   Income tax provision
                                     -----------------   -----------------
      Net loss                         $   (70,327)        $    (77,705)
                                     =================   =================
Basic and diluted loss per share       $     (0.05)        $      (0.06)
                                     =================   =================

Weighted average common shares
 outstanding                             1,401,804            1,342,760
                                     =================   =================

              See accompanying notes to these financial statements

                       Imagine Media, Ltd. and Subsidiary
           Consolidated Statement of Changes in Shareholders' Deficit



                                              Common Stock              Additional
                                      -----------------------------       Paid-in
                                         Shares       Par Value           Capital      Retained Deficit        Total
                                      ------------  ---------------  ----------------  -----------------   --------------
Balance at December 31, 2008            1,122,650     $      11       $     392,779      $   (541,052)      $  (148,262)

Conversions of accounts payable to
  common stock (Notes 2 & 3)              104,000             1              25,999                 -            26,000
Conversions of short term advances
  and accrued interest to common
  stock (Notes 2 & 3)                     111,400             1              27,849                 -            27,850

Conversions of indebtedness to
  related parties to common
  stock (Note 2)                           42,600             1              10,649                 -            10,650
Net loss                                        -             -                   -           (77,705)          (77,705)
                                      ------------  ---------------  ----------------  -----------------   --------------

Balance at December 31, 2009            1,380,650            14             457,276          (618,757)         (161,467)
Conversions of indebtedness to
  related parties to common
  stock (Note 2)                           30,000             -              30,000                 -            30,000
Net loss                                        -             -                   -           (70,327)          (70,327)
                                      ------------  ---------------  ----------------  -----------------   --------------

Balance at December 31, 2010            1,410,650     $      14       $     487,276      $   (689,084)      $  (201,794)
                                      ============  ===============  ================  =================   ==============

              See accompanying notes to these financial statements

>

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                            December 31,
                                                    ----------------------------
                                                        2010           2009
                                                    -------------  -------------

Cash flows from operating activities:
                                                      $ (70,327)     $ (77,705)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Stock based compensation                                   -         30,000
   Changes in assets and liabilities:
     Receivables                                              -         11,469
     Other assets                                             -            400
     Accounts payable                                    48,075         (8,002)
     Indebtedness to related parties                     30,000              -
     Accrued expenses                                   (26,399)           614
                                                      ----------      ---------
     Net cash used in operating activities              (18,651)       (43,224)
                                                      ----------      ---------

Cash flows from financing activities:
Proceeds from related party short term advances           7,340         30,100
Repayments on related party short term advances               -         (5,500)
Proceeds from other short term advances                  11,300         20,850
Repayments on other short term advances                       -         (2,200)
                                                      ----------      ---------
     Net cash provided by financing activities           18,640         43,250
                                                      ----------      ---------
     Net change in cash and cash equivalents                (11)            26

Cash and equivalents:
     Beginning of year                                       94             68
                                                      ----------      ---------
     End of year                                      $      83       $     94
                                                      ==========      =========

Supplemental disclosure of cash flow
 information:
     Cash paid during the year for:
       Income taxes                                   $       -       $      -
                                                      ==========      =========
       Interest                                       $       -       $      -
                                                      ==========      =========

Supplemental disclosure of non-cash financing
 activities:
     Conversions of accounts payable to common stock  $       -       $ 26,000
                                                      ==========      =========
     Conversions of short term advance and accrued
      interest to common stock                        $       -       $ 27,850
                                                      ==========      =========
     Conversions of indebtedness to related parties
      to common stock                                 $  30,000       $ 10,650
                                                      ==========      =========

              See accompanying notes to these financial statements

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon the effectiveness on July 14, 2008 of the Registration Statement filed with the SEC by Imagine Media, Ltd. ("Media"), Imagine Holdings Corp. ("Holdings") completed the spin-off of its magazine business to its shareholders of record as of August 23, 2007. The transaction was effected by the issuance of 992,650 shares of Media $0.00001 par value common stock to Holdings in exchange for certain assets, subject to liabilities, of Holdings, consisting primarily of its 60 percent of the issued and outstanding common stock of Imagine Operations, Inc. ("Operations").

As a result of the spin-off, the Company's common stock par value changed from $.001 to $.00001. Shares issued prior to August 23, 2007 have been retroactively restated to reflect the new par value.

The spin-off was accounted for based on recorded amounts and for accounting purposes, Media is considered to be the acquirer of Operations and Holdings is its predecessor (see also "principles of consolidation" below.)

Holdings' shareholders retained their Holdings common shares and, as part of the spin-off, received one (1) share of the common stock of Media for each share of Holdings common stock held. Immediately following the spin-off, Holdings' shareholders owned 100 percent of Media's common stock and Media owned 60 percent of Operations. Certain Media shareholders also hold the remaining 40 percent of Operations. Thus, there is no non-controlling interest reflected in the accompanying consolidated financial statements.

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

Going Concern

The Company has incurred operating losses since inception. In addition, the Company has a net capital deficiency and working capital deficit of $201,794 at December 31, 2010. These factors may indicate that the Company may be unable to continue as a going concern.

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

Accounts Receivable

The allowance for doubtful accounts is based on an assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. The allowance for doubtful accounts as of December 31, 2010 and 2009 were $-0- and $11,800, respectively.

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

For the years ended December 31, 2010 and 2009, depreciation expense amounted to $-0- and $-0-, respectively. All property and equipment is fully depreciated as of December 31, 2010 and 2009.

Long-Lived Assets

Long-lived assets consist of property and equipment. Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, we estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment losses have been recognized during the years ended December 31, 2010 or 2009.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined. We are not currently under examination by the Internal Revenue Service or any other jurisdiction. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

The tax provision was $-0- on a pre-tax losses of $(70,327) and $(77,705) for the years ended December 31, 2010 and 2009, respectively.

Revenue Recognition

Magazine and website advertising revenues are recorded upon distribution of the magazines to establishments and are stated net of cash and sales discounts. Allowances for estimated bad debts are provided based upon historical experience. Amounts received in advance are deferred and recognized in the month of advertisement. Deferred revenues totaled $-0- at December 31, 2010 and 2009.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 605, "Revenue Recognition," provides guidance on recognizing revenues and expenses at fair value of the advertising surrendered in the transactions, provided the fair value is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. Barter revenue amounted to $-0- and $-0- for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs totaled $-0-and $49 for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

All highly liquid investments with original maturities of three months or less when acquired are considered as cash equivalents.

The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB ASC clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

   Level 1: Quoted prices in active markets for identical assets or liabilities. Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
   Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Stock-based Compensation

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 718, "Stock Compensation," establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. Securities relating to 120,000 shares of common stock that could be issued upon the possible conversion of the 8% convertible debenture have been excluded from the weighted average number of common shares outstanding at December 31, 2010 as their inclusion would be anti-dilutive. No other potentially dilutive securities were recorded on the Company's books at December 31, 2010 and 2009.

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, "Improving Disclosures about Fair Value Measurements (Topic 820) -- Fair Value Measurements and Disclosures" (ASU 2010- 06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The adoption of this standard did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events". ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

(2)  Related Party Transactions

On February 10, 2010 the Company's board of directors authorized the issuance of 10,000 shares to each of the Company's three directors for services to the Company during 2009. The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009. The liability for which the shares were issued during 2010 of $30,000 is included as Indebtedness to related parties in the accompanying balance sheet at December 31, 2009.

On March 1, 2009, the total amount payable to an affiliate of $21,000 was converted to 84,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

Indebtedness to related parties

In October 2008, a company controlled by Greg Bloom, the Company's Chief Executive Officer, advanced $5,500 to the Company for working capital purposes. During the year ended December 31, 2009 the amount due to Mr. Bloom was paid in full.

During the year ended December 31, 2008, an affiliate controlled by a shareholder advanced $16,000 to the Company for working capital purposes. As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances. In addition, the affiliate made a direct advance to the Company of $650, which remained unpaid at December 31, 2008. On March 1, 2009, $10,650 of the advances was converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. At December 31, 2010, $2,000 of the working capital advance was unpaid.

During the years ended December 31, 2010 and 2009, a shareholder advanced the Company $4,740 and $7,100, respectively. At December 31, 2010, the entire $11,840 balance remained unpaid.

During the years ended December 31, 2010 and 2009, a shareholder advanced the Company $100 and $8,000, respectively. At December 31, 2010, the entire $8,100 balance remained unpaid.

During the years ended December 31, 2010 and 2009, an affiliate controlled by a shareholder advanced the Company $2,500 and $3,000, respectively. At December 31, 2010, the entire $5,500 balance remained unpaid.

In June 2009, an affiliate controlled by a shareholder advanced the Company a total of $12,000, which remained unpaid at December 31, 2010.

None of the advances earn interest and are payable to the holder on demand.

(3) Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services. The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25. The debenture matured April 1, 2009. Upon default of the debenture, the default interest rate of 12% was effective. As of December 31, 2010 the debenture, together with $7,500 of accrued interest, had neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance. During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate. On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. During the year ended December 31, 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes. During the year ended December 31, 2010, the non-affiliate advanced another $11,300 to the Company. As of December 31, 2010 the $17,300 payable to the non-affiliate was due on demand.

In January 2009 the Company received $12,500 from a non-affiliate as a short term advance. On January 15, 2009 the total of $12,500 was converted to 50,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

In June 2009, the Company received $2,200 from a non-affiliate as a short term advance. The full amount was subsequently paid in June 2009.

(4) Equity

Common stock

Upon the effectiveness on July 14, 2008 of the Registration Statement filed with the SEC by Imagine Media, Ltd. ("Media"), Imagine Holdings Corp. ("Holdings") completed the spin-off of its magazine business to its shareholders of record as of August 23, 2007. The transaction was effected by the issuance of 992,650 shares of Media $0.00001 par value common stock to Holdings in exchange for certain assets, subject to liabilities, of Holdings, consisting primarily of its 60 percent of the issued and outstanding common stock of Imagine Operations, Inc. ("Operations").

On March 31, 2009 certain amounts due a consultant for prior professional accounting services were converted to common stock. The total amount converted of $5,000 resulted in the issuance of 20,000 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date.

(5)  Commitments

Operations entered into a one year non-cancellable operating lease for office space on November 1, 2006. Under the terms of the lease, the Company paid $400 cash monthly and provides monthly advertising to the landlord, valued by management $300, for a total monthly rent of $700. In December 2007, the lease was renewed until December 1, 2008 under the same terms. As of December 31, 2009 the lease had not been renewed and the Company no longer occupies the space. For the year ended December 31, 2009, $400 of rent was paid the landlord by transfer of the security deposit. As of December 31, 2010, no office space has been obtained and none is being sought as management assesses its operating strategy going forward.

Rent expense of $-0- and $800 was recorded for the years ended December 31, 2010 and 2009, respectively.

(6) Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                   December 31,
                                             ---------------------
                                             2010             2009
                                             ----             ----

U.S. federal statutory graduated rate       17.55%           15.00%
State income tax rate, net of federal
  benefit                                    3.82%            3.94%
Net operating loss for which no tax
  benefit is currently available.          -21.37%          -18.94%
                                           -------          -------
                                             0.00%            0.00%
                                           =======          -------

At December 31, 2010, deferred tax assets consisted of a net tax asset of $161,392, due to operating loss carry forwards of $689,083, which was fully allowed for, in the valuation allowance of $161,392. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2010 and 2009 were $15,024 and $14,714, respectively. Net operating loss carryforwards will expire through 2030. The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

(7) Trademark Contingency

The Company has learned that a third party in Orange County, CA publishes a regional magazine under the name "Image Magazine." The publisher of the California-based Image Magazine has registered the trademark "Image Magazine" with the United States Patent and Trademark Office, which trademark registration was issued in 2006, and also owns and uses the domain name "imagemagazine.com". Preliminary contact with the principals of the California-based magazine has been made in an effort to resolve our conflicting uses of the same trademark and have agreed in principle to resolve the matter through the execution of a trademark license; however, no assurance can be given that such a license can be finalized. Management does not expect this potential infringement issue to have a material impact due to the Company's discontinuation of its publishing operations.

(8) Letter of Intent

In June 2010 the Company reached a tentative agreement to acquire JAKK'D Holdings, LLC, and a related entity, for 17,245,000 shares of the Company's common stock.

JAKK'D is a producer of alcoholic beverages. The beverage, which is called JAKK'D, is a distilled natural grain spirit that contains natural flavors, certified colors, pure cane sugar and caffeine.

Completion  of the  acquisition  was  subject  to the  satisfaction  of  several conditions including, without limitation, the execution of a definitive agreement, the satisfactory completion of due diligence by both parties, and the completion of audited financial statements by JAKK'D.

On January 24, 2011, the parties agreed to terminate their relationship.

(9) Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued and determined that no subsequent events are required to be disclosed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IMAGINE MEDIA LTD.


April 14, 2011                        By:/s/ Gregory Bloom
                                         -------------------------------------
                                         Gregory Bloom, Principal Executive
                                         Officer


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                         Date
---------                            -----                         ----

/s/ Gregory Bloom                  Principal Executive         April 14, 2011
-------------------------          Financial and Accounting
Gregory Bloom                      Officer and a Director



/s/ Harlan Munn                    Director                    April 15, 2011
-------------------------
Harlan Munn

                                IMAGINE MEDIA LTD

                                    FORM 10-K

                                    EXHIBITS