Form 10-Q
period 2011-03-31
IMAGINE MEDIA LTD
filed 2011-05-23
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934

                  For the quarterly period ended March 31, 2011

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-53316

                               IMAGINE MEDIA, LTD.
             (Exact name of registrant as specified in its charter)

          Delaware                                   26-0731818
    -------------------------------           -------------------------
 (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or                          Identification No.)
        organization)

                           7750 N. Union Blvd., # 201
                           Colorado Springs, CO 80920
                       ----------------------------------
          (Address of principal executive offices, including Zip Code)


                                  719-266-4554
                          ----------------------------
                (Issuer's telephone number, including area code)

                (Former name or former address if changed since last report) Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ??[x] No ??

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

Large accelerated filer    [ ]              Accelerated filer           [ ]
Non-accelerated filer      [ ]              Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,410,650 shares of common stock as of May 1, 2011.

                       Imagine Media, Ltd. And Subsidiary

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2011

                       Imagine Media, Ltd. And Subsidiary
                   Consolidated Condensed Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                         Page

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      Consolidated condensed balance sheets                             1
      Consolidated condensed statements of operations                   2
            Consolidated condensed statement of shareholders' deficit   3
      Consolidated condensed statements of cash flows                   4
      Notes to consolidated condensed financial statements            5-7

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated Condensed Balance Sheets

                                              March 31,        December 31,
                                                2011              2010
                                              ----------      ---------------
                                              (unaudited)     (Derived from
                                                              audited financial
                                                                 statements)
                 Assets

Current assets:
    Cash and cash equivalents                 $       37          $        83
                                              ----------          -----------

         Total current assets                         37                   83
                                              ----------          -----------

      Total assets                            $       37          $        83
                                              ==========          ===========

  Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
   Accounts payable:
      Trade creditors                         $  103,359          $   101,555
      Related party                                3,000                3,000
   Short term advance                             17,300               17,300
   Indebtedness to related parties                39,440               39,440
   Convertible debenture                          30,000               30,000
   Accrued interest payable                        8,400                7,500
   Other accrued expenses                          9,227                3,082
                                              ----------          -----------
      Total current liabilities                  210,726              201,877
                                              ----------          -----------

Commitments                                            -                    -

Shareholders' deficit
    Common stock , $.00001 par value.
    Authorized 100,000,000 shares,
    1,410,650 shares issued and
    outstanding                                       14                   14

    Additional paid-in capital                   487,276              487,276
    Retained deficit                            (697,979)            (689,084)
                                              ----------          -----------
      Total shareholders' deficit               (210,689)            (201,794)
                                              ----------          -----------
      Total liabilities and
      shareholders' deficit                           37                   83
                                              ==========          ===========

    The accompanying notes are an integral part of these financial statements

                       Imagine Media, Ltd. and Subsidiary
                Consolidated Condensed Statements of Operations
                                  (unaudited)

                                               For the Three Months Ended
                                                        March 31,
                                          -------------------------------------
                                               2011                 2010
                                          ---------------       ---------------
Net sales and gross revenues:
   Advertising sales, net of
   discount of $0 and $0, respectively                -                    -
                                             ----------          -----------
      Total sales and revenues                        -                    -
                                             ----------          -----------
Operating expenses:
       Editorial, production and
          circulation                                 -                    -
       Selling, general and
          administrative                          7,996               10,974
                                             ----------          -----------
         Total operating expenses                 7,996               10,974
                                             ----------          -----------

         Loss from operations                    (7,996)             (10,974)

Other income (expense):
       Interest expense                            (900)                (900)
                                             ----------          -----------
         Loss before income taxes                (8,896)             (11,874)

       Income tax provision                           -                    -
                                             ----------          -----------
         Net loss                            $   (8,896)         $   (11,874)
                                             ==========          ===========
Basic and diluted loss per share             $    (0.01)         $     (0.01)
                                             ==========          ===========
Weighted average common shares
   outstanding                                1,410,650            1,400,650
                                             ==========          ===========


    The accompanying notes are an integral part of these financial statements

                       Imagine Media, Ltd. and Subsidiary
      Consolidated Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)

                                                 Common Stock
                                        --------------------------------         Additional          Retained
                                             Shares         Par Value          Paid-in Capital        Deficit           Total
                                        ----------------  --------------       ---------------       -----------    -------------
Balance at December 31, 2008                1,122,650       $       11           $  392,779         $  (541,052)      $ (148,262)

Conversions of accounts payable to
common stock (Notes 2 & 3)                    104,000                1               25,999                   -           26,000

Conversions of short term advances
and accrued interest to common                111,400                1               27,849                   -           27,850
stock (Notes 2 & 3)

Conversions of indebtedness to
related parties to common stock (Note 2)       42,600                1               10,649                   -           10,650

Net loss                                            -                -                    -             (77,705)         (77,705)
                                           ----------        ---------           ----------          ----------       ----------

Balance at December 31, 2009                1,380,650               14              457,276            (618,757)        (161,467)
Conversions of indebtedness to
related parties to common
stock (Note 2)                                 30,000                -               30,000                   -           30,000

Net loss                                            -                -                    -             (70,327)         (70,327)
                                           ----------        ---------           ----------          ----------       ----------
Balance at December 31, 2010                1,410,650        $      14           $  487,276          $ (689,084)      $ (201,794)
                                           ==========        =========           ==========          ==========       ==========
Net loss                                                                                                 (8,896)          (8,896)
                                           ----------        ---------           ----------          ----------       ----------
Balance at March 31, 2011                   1,410,650        $      14           $  487,276          $ (697,980)      $ (210,690)
                                           ==========        =========           ==========          ==========       ==========


    The accompanying notes are an integral part of these financial statements

                       Imagine Media, Ltd. and Subsidiary
                        Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                    For the Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                     2011                2010
                                                   -------             --------
Cash flows from operating activities:
 Net loss                                        $  (8,896)          $(11,874)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Stock issued to Directors' in
       exchange for services                             -

    Changes in assets and liabilities:
       Receivables                                       -                  -
       Other assets                                      -                  -
       Accounts payable                              1,804              4,009
       Accrued expenses                              7,045                900
                                                  --------           --------
          Net cash used in operating activities        (47)            (6,965)
                                                  --------           --------
Cash flows from financing activities:
   Proceeds from sale of common stock                    -                  -
   Proceeds from related party short term
      advances                                           -              6,950
   Repayments on related party short term
      advances                                           -                  -
   Proceeds from other short term advances               -                  -
   Repayments on other short term advances               -                  -
                                                  --------           --------
      Net cash provided by financing activities          -              6,950
                                                  --------           --------
      Net change in cash and cash equivalents          (47)               (15)

Cash and equivalents:
   Beginning of period                                  83                 94
                                                  --------           --------
   End of period                                  $     37           $     79
                                                  ========           ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                $      -           $      -
                                                  ========           ========
      Interest                                    $      -           $      -
                                                  ========           ========

Supplemental disclosure of non-cash
 financing activities:
   Stock issued as payment of liability for
     services performed during 2009               $      -           $ 30,000
                                                  ========           ========

    The accompanying notes are an integral part of these financial statements

                               IMAGINE MEDIA, LTD.
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Unaudited Financial Information

The accompanying consolidated condensed financial statements of Imagine Media, Ltd. (the "Company") are unaudited and have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011 are not necessarily an indication of operating results for the full year.

(2)   Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses and, at March 31, 2011, had both a working capital deficit and a net capital deficiency of $(210,689). These factors may indicate that the Company will be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. To do this, the Company is seeking to acquire another business which, as of March 31, 2011, had not occurred. However, management plans, in the near-term, to (1) restructure debt and (2) increase ownership equity in order to increase working capital. There is, of course, no assurance that management will be successful in those efforts. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In their report on the Company's financial statements for the year ended December 31, 2010, the Company's independent auditors expressed substantial doubt as to the Company's ability to continue as a going concern.

(3)  Related Party Transactions

On February 10, 2010 the Company's board of directors authorized the issuance of 10,000 shares to each of the Company's three directors for services to the Company during 2009.
 The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009.

Indebtedness to related parties

During the year ended December 31, 2008, an affiliate controlled by a shareholder advanced $16,000 to the Company for working capital purposes. As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances. In addition, the affiliate made a direct advance to the Company of $650, which remained unpaid at December 31, 2008. On March 1, 2009, $10,650 of the advances was converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. At March 31, 2011, $2,000 of the working capital advance was unpaid.

During the years ended December 31, 2010 and 2009, a shareholder advanced the Company $4,740 and $7,100, respectively. At March 31, 2011, the entire $11,840 balance remained unpaid.

During the years ended December 31, 2010 and 2009, a shareholder advanced the Company $100 and $8,000, respectively. At March 31, 2011, the entire $8,100 balance remained unpaid.

During the years ended December 31, 2010 and 2009, an affiliate controlled by a shareholder advanced the Company $2,500 and $3,000, respectively. At March 31, 2011, the entire $5,500 balance remained unpaid.

In June 2009, an affiliate controlled by a shareholder advanced the Company a total of $12,000, which remained unpaid at March 31, 2011.

None of the advances earn interest and are payable to the holder on demand.

 (4)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services. The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25.
 The debenture matured April 1, 2009. Upon default of the debenture, the default interest rate of 12% was effective. As of March 31, 2011 the debenture, together with $8,400 of accrued interest, had neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance. During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate. On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. During the year ended December 31, 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes. During the year ended December 31, 2010, the non-affiliate advanced another $11,300 to the

Company. As of March 31, 2011 the $17,300 payable to the non-affiliate was due on demand.

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

(6)  Trademark Contingency

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

(7)  Subsequent Event

In April 2011 the Company entered into a tentative agreement to acquire Transbiotec, Inc. ("TBT") in exchange for 23,557,810 shares of the Company's common stock.

TBT has developed and patented a sensor that detects blood alcohol levels through a person's skin. The system senses ethanol excreted through perspiration. If alcohol is detected, a signal is sent to a vehicle's ignition control system which prevents the vehicle from starting. TBT has developed a prototype of the sensor and has completed beta testing of the device.

Initially, TBT intends to offer its sensor only for commercial vehicle applications. Later, TBT plans to market its sensor to the public for use in automobiles, SUV's, RV's, boats and other vehicles.

Completion of the Company's acquisition of TBT is subject to the satisfaction of several conditions including without limitation, the execution of a definitive agreement, the satisfactory completion of due diligence by both parties, and the completion of an audit of TBT's financial statements. There can be no assurance that the transaction will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

      The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan in January 2009.

      In October 2010 the Company entered into an agreement to acquire JAKK'D Holdings, LLC, and a related entity, for 17,245,000 shares of the Company's common stock. In January 2011 the Company and JAKK'd Holdings, LLC agreed to terminate the agreement.

      In April 2011 the Company entered into a tentative agreement to acquire Transbiotec, Inc. ("TBT") in exchange for 23,557,810 share of the Company's common stock.

     TBT, headquartered in Seal Beach, California, has developed and patented a high technology, state-of-the-art transdermal sensor, that detects blood alcohol levels through a person's skin. Ethanol is produced as alcohol is ingested and metabolized in the body. The system senses ethanol excreted through perspiration. A person places their finger on the sensor, and within 5-8 seconds, the sensor will detect the ethanol level. A signal can then be sent to output devices that control the ignition in a vehicle to prevent it from starting. The system can also communicate with other devices such as a GPS unit, or cell phone.

     The TBT system is unobtrusive, accurate, reliable, durable, low cost, easier to use and faster than the current breathalyzer applications. TBT has completed its beta testing of the sensor and is currently developing its manufacturing capability.

     Initially, TBT intends to offer its sensor only for commercial vehicle applications. Later, TBT plans to market its sensor to the public for use in automobiles, SUV's, RV's, boats and other vehicles.

     Completion of the Company's acquisition of TBT is subject to the satisfaction of several conditions including without limitation, the execution of a definitive agreement, the satisfactory completion of due diligence by both parties, and the completion of an audit of TBT's financial statements. There can be no assurance that the transaction will be consummated.

     As of March 31, 2011 the Company had liabilities of approximately $210,726. The Company plans to pay its liabilities with cash, shares of its common stock, or a combination of both. The Company does not have any agreements or commitments from any third party to provide the Company with any capital.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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



                                    IMAGINE MEDIA, LTD.


May 20, 2011                        By:/s/ Gregory A. Bloom
                                       -------------------------------
                                       Gregory A. Bloom, Principal Executive and
                                         Financial Officer