Form 10-Q
period 2011-06-30
IMAGINE MEDIA LTD
filed 2011-08-15
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934

                  For the quarterly period ended June 30, 2011

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

Large accelerated filer    [ ]              Accelerated filer           [ ]
Non-accelerated filer      [ ]              Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,410,650 shares of common stock as of August 10, 2011.

                       Imagine Media, Ltd. And Subsidiary

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                           Quarter Ended June 30, 2011

                       Imagine Media, Ltd. And Subsidiary
                   Consolidated Condensed Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                                   Page
                                                                   ----

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated, condensed balance sheets                         1
      Consolidated, condensed statements of operations               2
      Consolidated, condensed statement of shareholders' deficit     3
      Consolidated, condensed statements of cash flows               4
      Notes to consolidated, condensed financial statements        5-9

                       Imagine Media, Ltd. and Subsidiary
                     Consolidated, Condensed Balance Sheets

                                                                    December 31,
                                                                        2010
                                                                   (Derived from
                                                        June 30,       audited
                                                          2011        financial
                                                       (unaudited)   statements)
                                                       -----------  ------------

                       Assets
Current assets:
   Cash and cash equivalents                           $    37      $     83
                                                       -----------  ------------
         Total current assets                                37           83
                                                       -----------  ------------
      Total assets                                     $     37     $     83
                                                       ===========  ============

   Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Accounts payable:
      Trade creditors                                  $112,138     $101,555
      Related party                                      3,000         3,000
    Short term advance                                  17,300        17,300
    Indebtedness to related parties                     39,485        39,440
    Convertible debenture                               30,000        30,000
    Accrued interest payable                             9,300         7,500
    Other accrued expenses                               3,082         3,082
                                                       -----------  ------------
      Total current liabilities                        214,305       201,877
                                                       -----------  ------------

Commitments                                                  -             -

Shareholders' deficit
    Common stock , $.00001 par value.
     Authorized 100,000,000 shares,
     1,410,650 shares issued and
     outstanding                                            14            14
    Additional paid-in capital                         487,276       487,276
    Retained deficit                                  (701,558)     (689,084)
                                                       -----------  ------------
      Total shareholders' deficit                     (214,268)     (201,794)
                                                       -----------  ------------
      Total liabilities and shareholders'
       deficit                                         $    37      $     83
                                                       ===========  ============

         See accompanying notes to the consolidated, condensed financial statements.

                       Imagine Media, Ltd. and Subsidiary
                      Consolidated, Condensed Statements of Operations
                                   (unaudited)

                                                         For the Three Months
                                                            Ended June 30,
                                                         2011           2010
                                                     ------------   -----------

Net sales and gross revenues:
   Advertising sales, net of discount of $0,
      and $0, respectively                                      -             -
                                                     ------------   -----------
      Total sales and revenues                                  -             -
                                                     ------------   -----------
Operating expenses:
   Editorial, production and circulation                        -             -
   Selling, general and administrative                      2,638         9,300
                                                     ------------   -----------
      Total operating expenses                              2,638         9,300
                                                     ------------   -----------
      Loss from operations                                 (2,638)       (9,300)

Other income (expense):
   Interest expense                                          (941)         (900)
                                                     ------------   -----------
      Loss before income taxes                             (3,579)      (10,200)

   Income tax provision                                         -             -
                                                     ------------   -----------
      Net loss                                        $    (3,579)   $  (10,200)
                                                     ============   ===========
Basic and diluted loss per share                      $     (0.00)   $    (0.01)
                                                     ============   ===========
Weighted average common shares outstanding              1,410,650     1,405,650
                                                     ============   ===========

                                                          For the Six Months
                                                            Ended June 30,
                                                         2011           2010
                                                     ------------   -----------
Net sales and gross revenues:
   Advertising sales, net of discount
   of $0, and $0, respectively                                  -             -
                                                     ------------   -----------
      Total sales and revenues                                  -             -
                                                     ------------   -----------
Operating expenses:
   Editorial, production and circulation                        -             -
   Selling, general and administrative                     10,634        20,274
                                                     ------------   -----------
      Total operating expenses                             10,634        20,274
                                                     ------------   -----------
      Loss from operations                                (10,634)      (20,274)

Other income (expense):
   Interest expense                                        (1,841)      (1,800)
                                                     ------------   -----------
      Loss before income taxes                            (12,475)      (22,074)
   Income tax provision                                         -            -
                                                     ------------   -----------
      Net loss                                       $    (12,475)  $   (22,074)
                                                     ============   ===========
Basic and diluted loss per share                     $      (0.01)  $     (0.02)
                                                     ============   ===========
Weighted average common shares outstanding              1,410,650     1,405,650
                                                     ============   ===========


         See accompanying notes to the consolidated, condensed financial statements.

                       Imagine Media, Ltd. and Subsidiary
      Consolidated, Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)


                                                    Common Stock
                                            ------------------------------  Additional Paid-in      Retained
                                                Shares        Par Value           Capital            Deficit          Total
                                            ---------------  -------------  --------------------  -------------  ---------------
Balance at December 31, 2008                                     $     11         $     392,779    $  (541,052)    $   (148,262)
                                                 1,122,650

Conversions of accounts payable to common          104,000              1                25,999              -           26,000
 stock
Conversions of short term advances and             111,400              1                27,849              -           27,850
 accrued interest to common stock
Conversions of indebtedness to related
 parties to common stock                            42,600              1                10,649              -           10,650
Net loss                                                 -              -                     -        (77,705)         (77,705)
                                            ---------------  -------------  --------------------  -------------  ---------------
Balance at December 31, 2009                     1,380,650             14               457,276       (618,756)        (161,466)
Conversions of indebtedness to related
 parties to common stock (Note 3)                   30,000              -                30,000              -           30,000
Net loss                                                 -              -                     -        (70,327)         (70,327)
                                            ---------------  -------------  --------------------  -------------  ---------------
Balance at December 31, 2010                     1,410,650       $     14         $     487,276    $  (689,083)    $   (201,793)
                                            ===============  =============  ====================  =============  ===============
Net loss                                                 -              -                     -        (12,475)         (12,475)
                                            ---------------  -------------  --------------------  -------------  ---------------
Balance at June 30, 2011                         1,410,650       $     14         $     487,276    $  (701,558)    $   (214,268)
                                            ===============  =============  ====================  =============  ===============



         See accompanying notes to the consolidated, condensed financial statements.

                       Imagine Media, Ltd. and Subsidiary
                Consolidated, Condensed Statements of Cash Flows
                                   (unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                         2011           2010
                                                     ------------   -----------

Cash flows from operating activities:
 Net loss                                            $   (12,475)   $   (22,074)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
    Stock issued to Directors' in exchange for
     services                                                  -
    Changes in assets and liabilities:
      Receivables                                              -              -
      Other assets                                             -              -
      Accounts payable                                    10,583          1,960
      Accrued expenses                                     1,800          1,800
                                                     ------------   -----------
       Net cash used in operating activities                 (92)       (18,314)
                                                     ------------   -----------
Cash flows from financing activities:
   Proceeds from sale of common stock                          -              -
   Proceeds from related party short term advances             -          6,990
   Repayments on related party short term advances             -              -
   Proceeds from other short term advances                    45         11,300
   Repayments on other short term advances                     -              -
                                                     ------------   -----------
       Net cash provided by financing
        activities                                            45         18,290
                                                     ------------   -----------
       Net change in cash and cash equivalents               (47)           (24)
Cash and equivalents:
   Beginning of period                                        83             94
                                                     ------------   -----------
   End of period                                     $        37    $        70
                                                     ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Income taxes                                   $         -    $         -
                                                     ============   ===========
      Interest                                       $         -    $         -
                                                     ============   ===========

Supplemental disclosure of non-cash financing
 activities:
   Stock issued as payment of liability for
    services performed during 2009                             -    $    30,000
                                                     ============   ===========

         See accompanying notes to the consolidated, condensed financial statements.

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Unaudited Financial Information

The accompanying unaudited, consolidated, condensed financial statements of Imagine Media, Ltd. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2011, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011 are not necessarily an indication of operating results for the full year.

(2)   Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses and, at June 30, 2011, had both a working capital deficit and a net capital deficiency of $(214,268). These factors may indicate that the Company will be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. To do this, the Company is seeking to acquire another business which, as of June 30, 2011, had not occurred. However, management plans, in the near-term, to (1) restructure debt and (2) increase ownership equity in order to increase working capital. There is, of course, no assurance that management will be successful in those efforts. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Indebtedness to related parties

During the year ended December 31, 2008, an affiliate controlled by a shareholder advanced $16,000 to the Company for working capital purposes. As of December 31, 2008 the Company had repaid a total of $4,000 of these cash advances. In addition, the affiliate made a direct advance to the Company of $650, which remained unpaid at December 31, 2008. On March 1, 2009, $10,650 of the advances was converted to 42,600 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. At June 30, 2011, $2,000 of the working capital advance was unpaid.

During the years ended December 31, 2010 and 2009, a shareholder advanced the Company $4,740 and $7,100, respectively. At June 30, 2011, the entire $11,840 balance remained unpaid.

During the years ended December 31, 2010 and 2009, a shareholder advanced the Company $100 and $8,000, respectively. At June 30, 2011, the entire $8,100 balance remained unpaid.

During the years ended December 31, 2010 and 2009, an affiliate controlled by a shareholder advanced the Company $2,500 and $3,000, respectively. At June 30, 2011, the entire $5,500 balance remained unpaid.

In June 2009, an affiliate controlled by a shareholder advanced the Company a total of $12,000, which remained unpaid at June 30, 2011.

None of the advances earn interest and are payable to the holder on demand.

 (4)  Convertible Debenture and Short term advances

On October 1, 2008 the Company issued an 8% Convertible Debenture to an attorney in exchange for $30,000 owed to the attorney for prior services. The Debenture is convertible by the holder into shares of the company's common stock at a conversion price of $0.25. The debenture matured April 1, 2009. Upon default of the debenture, the default interest rate of 12% was effective. As of June 30, 2011 the debenture, together with $9,300 of accrued interest, had neither been converted nor paid.

During the year ended December 31, 2008 the Company received $15,000 from a non-affiliate as a short term advance. During the first quarter of 2009 an additional $150 was advanced to the Company by the same non-affiliate. On March 1, 2009 the total of $15,150 together with accrued interest of $200 was converted to 61,400 shares of common stock at a conversion price of $.25 per share, the fair value of the stock on the conversion date. During the year ended December 31, 2009, this non-affiliate advanced the Company an additional $6,000 to be used for working capital purposes. During the year ended December 31, 2010, the non-affiliate advanced another $11,300 to the Company. As of June 30, 2011 the $17,300 payable to the non-affiliate was due on demand.

                               IMAGINE MEDIA, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  Equity

Common stock

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

(7)  Tentative Acquisition Agreement

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

     As of June 30, 2011 the Company had liabilities of $214,305. The Company plans to pay its liabilities with cash, shares of its common stock, or a combination of both. The Company does not have any agreements or commitments from any third party to provide the Company with any capital.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the

Company  in the  reports  that it files  or  submits  under  the  1934  Act,  is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2011, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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



                                        IMAGINE MEDIA, LTD.


August 11, 2011                         By:/s/ Gregory A. Bloom
                                           -------------------------------------
                                           Gregory A. Bloom, Principal Executive
                                           and Financial Officer