Form 10-Q
period 2011-09-30
IMAGINE MEDIA LTD
filed 2011-11-22
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of The Securities  Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2011

|_| Transition  Report Under Section 13 or 15(d) of The Securities  Exchange Act
    Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-53316

                               IMAGINE MEDIA, LTD.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 26-0731818
    -------------------------------         ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)

                        3030 Old Ranch Parkway, Suite 350
                              Seal Beach, CA 90740
                      -----------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (562) 280-0483
                           -------------------------
                (Issuer's telephone number, including area code)

                           7750 N. Union Blvd., # 201
                           Colorado Springs, CO 80920
                        -------------------------------
          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer         [ ]         Accelerated filer           [ ]
Non-accelerated filer           [ ]         Smaller reporting company   [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [X] No [ ] State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,416,462 shares of common stock as of November 15, 2011.

                       Imagine Media, Ltd. And Subsidiary

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                        Quarter Ended September 30, 2011

                               Imagine Media, LTD
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30, 2011
                                            Dec. 31, 2010         (Unaudited)
                                            -------------     ------------------
   ASSETS
     Current assets
           Cash                             $      30,695     $       8,109
           Due from Triumph Capital                                     100
                                            -------------     -------------
             Total current assets                  30,695             8,209
                                            -------------     -------------
           Fixed assets - net                       2,043             5,135
                                            -------------     -------------
     Total Assets                                  32,738            13,344
                                            =============     =============

   LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Accounts payable                 $     279,840     $     148,401
           Accrued interest payable               508,180           522,610
           Notes payable - current -
            related parties                       594,966            29,760
           Notes payable - current                      -            22,800
           Related party payables                 130,565           106,450
           Other payables                          97,464            97,464
                                            -------------     -------------
             Total current liabilties           1,611,015           927,485
                                            -------------     -------------

           Notes payable - 8 % Debenture                             30,000
           Notes payable - related parties        153,879                 -
                                            -------------     -------------
             Total Long term liabilties           153,879            30,000

     Total Liabilities                          1,764,894           957,485
                                            -------------     -------------
     Stockholders' Equity
       Common stock, $.0001 par value;
         100,000,000 shares authorized;
         12,379,320 shares issued and
         outstanding, (9,301,369 - 2010)              930             1,380
       Additional paid in capital               7,297,203         8,888,579
       Treasury stock at cost                    (242,187)         (209,062)
       Deficit accumulated during the
         development stage                     (9,619,537)      (10,078,225)
                                            -------------     -------------
     Total Imagine Stockholders' Equity        (2,563,591)       (1,397,328)
                                            -------------     -------------
     Non Controlling interest                    (831,435)         (453,188)
                                            -------------     -------------
     Total Liabilities and Stockholders'
      Equity                                $      32,738     $      13,344
                                            =============     =============


    The accompanying notes are an integral part of the financial statements.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine Months           Nine Months
                                            Ended                 Ended
                                      September 30, 2010    September 30, 2011
                                         (Unaudited)           (Unaudited)
                                      -------------------  ---------------------

   Revenues                           $            -            $          -
                                      --------------            ------------
                                                   -                       -
                                      --------------            ------------

   Operating expenses:
       Amortization & depreciation             5,534                     971
       Advertising                                 -                   6,500
       Insurance                                   -                   3,561
       Licenses,Permits and Taxes                                        974
       Office Expense                          3,460                   2,256
       Professional and sub
        contractor fees                      131,047                 170,663
       Rent                                   13,900                  15,300
       Research and Product Development        1,350                  34,618
       Salary and Wages                       53,262                  96,778
       Telephone                                 456                   1,054
       Travel and Entertainment                6,987                  19,178
                                      --------------            ------------
                                             215,995                 351,854
                                      --------------            ------------
   Gain (loss) from operations              (215,995)               (351,854)
                                      --------------            ------------
   Other income (expense):
        Interest expense                    (186,448)               (106,838)
                                      --------------            ------------
   Income (loss) before
    provision for income taxes              (402,443)               (458,692)
   Provision for income tax                        -                       -
                                      --------------            ------------

   Net income (loss)                  $     (402,443)           $   (458,692)
                                      ==============            ============
   Net income (loss) per share
   (Basic and fully diluted)          $        (0.04)           $      (0.04)
                                      ==============            ============
   Weighted average number of
    common shares outstanding              9,300,834              12,450,218
                                      ==============            ============

    The accompanying notes are an integral part of the financial statements.

                               Imagine Media, LLC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                        Three Months           Three Months
                                           Ended                  Ended
                                     September 30, 2010      September 30, 2011
                                        (Unaudited)            (Unaudited)
                                     ------------------      ------------------

   Revenues                          $            -              $           -
                                     --------------              -------------
                                                  -                          -
                                     --------------              -------------
   Operating expenses:
       Amortization & depreciation                -                        198
       Advertising                                -                      4,000
       Insurance                                                         1,312
       Licenses, Permits and Taxes                                         139
       Office Expense                           144                        410
       Professional and sub
        contractor fees                      38,897                    111,586
       Rent                                   3,700                      5,100

       Research and Product
        Development                           2,259                      3,039
       Salary and Wages                           -                     69,990
       Telephone                                  -                        294
       Travel and Entertainment               5,737                      4,747
                                     --------------              -------------
                                             50,737                    200,816
                                     --------------              -------------
   Gain (loss) from operations              (50,737)                  (200,816)
                                     --------------              -------------
   Other income (expense):
        Interest expense                    (62,149)                    (3,288)
                                     --------------              -------------
   Income (loss) before
    provision for income taxes             (112,886)                  (204,104)

   Provision for income tax                       -                          -
                                     --------------              -------------
   Net income (loss)                 $     (112,886)             $    (204,104)
                                     ==============              =============
   Net income (loss) per share

   (Basic and fully diluted)         $        (0.01)             $       (0.02)
                                     ==============              =============

   Weighted average number of
   common shares outstanding              8,625,709                 12,288,149
                                     ==============              =============



    The accompanying notes are an integral part of the financial statements.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Nine Months Ended     Nine Months Ended
                                        September 30, 2010    September 30, 2011
                                           (Unaudited)           (Unaudited)
                                        ------------------    ------------------
   Cash Flows From Operating Activities:
     Net income (loss)                     $  (402,443)           $ (458,692)
                                           -----------            ----------
     Adjustments to reconcile net loss
       to net cash provided by (used for)
       operating activities:
         Amortization & depreciation             5,534                   970
         Compensatory equity issuances          53,262                     -
         Asset write offs                            -                     -
         Other assets                                -                     -
         Accrued payables                      311,756                48,135
         Note payable, benefical conversion
           expense                                   -              (267,276)
         Original issue discount - interest
           expense                                   -                     -
                                           -----------            ----------
            Net cash provided by (used
              for)operating activities         (31,891)             (676,863)
                                           -----------            ----------

   Cash Flows From Investing Activities:
      Fixed asset purchases                          -                 4,059
                                           -----------            ----------
            Net cash provided by (used
              for) investing activities    $         -            $    4,059
                                           -----------            ----------


                          (Continued On Following Page)

    The accompanying notes are an integral part of the financial statements.

                                TransBioTec, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)

                                         Nine Months Ended     Nine Months Ended
                                        September 30, 2010    September 30, 2011
                                           (Unaudited)           (Unaudited)
                                        ------------------    ------------------

   Cash Flows From Financing Activities:
      Notes & loans payable - borrowings   $     5,000            $   16,000
      Notes & loans payable - payments            (988)               (2,500)
      Repurchase of treasury stock                   -
      Equity issuances                          27,650               636,718
                                           -----------            ----------
         Net cash provided by (used for)
           financing activities                 31,662               650,218
                                           -----------            ----------
   Net Increase (Decrease) In Cash                (229)              (22,586)

   Cash At The Beginning of the Period             704                30,695
                                           -----------            ----------

   Cash At The End of the Period           $       475            $    8,109
                                           ===========            ==========

   Schedule Of Non-Cash Investing and Financing Activities

   Compensatory equity issuances           $         -            $        -
   Debt converted to capital               $         -            $1,072,068

   Supplemental Disclosure

   Cash paid for interest                  $       122            $        -
   Cash paid for income taxes              $         -            $        -


    The accompanying notes are an integral part of the financial statements.

                                Imagine Media LTD
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Imagine Media LTD (formerly TransBioTec, Inc.) was incorporated August, 2007 in the State of placeStateDelaware. TransBioTec Inc. was formed in the state of placeStateCalifornia July 4, 2004. Effective September 19, 2011 TransBioTec was acquired by Imagine Media LTD. in a transaction was accounted for similar to a reverse acquisition as the members of TransBioTec retained the majority of the outstanding common stock of Imagine Media LTD after the share exchange. The accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded. Imagine Media LTD is in the process of changing its name from Imagine Media LTD.
TransBioTec,   Inc.  The  financial   statements   represent  the  activity  of
TransBioTec, Inc from July 4 2004 forward, and the consolidated activity of Imagine Media LTD and TransBioTec from September 19, 2011 forward. Imagine Media LTD and TransBioTec are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                                Imagine Media LTD
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 and 2010, and September 30, 2011 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2009 or 2010, or for the Nine months ended September 30, 2011.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                Imagine Media LTD
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company is currently in the developmental stage and has no revenue.

                                Imagine Media LTD
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. RELATED PARTY TRANSACTIONS

At year end 2009 and 2010, and September 30, 2011 the Company had payables due to officers for accrued compensation of $361,565, $130,565, and $10,565.

In 2009 a related party shareholder converted $52,000 in note principal and interest into 20,800 common shares. In 2010 an officer converted $325,000 in compensation owed him into 130,000 common shares. During the nine months ended September 30, 2011 related party shareholders converted $829,164 in note principal and interest into 552.032 common shares, and $135,000 in compensation to 54,000 shares in TransBioTec.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                         December 31,            (Unaudited)
                                      2009         2010       September 31, 2011
                                      ----         ----       ------------------

Automobile                       $   33,383    $   33,383         $   33,383
Office and Lab Equipment             31,896        31,896             35,956
Furniture and fixtures               11,596        11,596             11,596
                                 ----------    ----------         ----------
                                     76,875        76,875             80,935
Less accumulated depreciation       (67,453)      (74,832)           (75,604)
                                 ----------    ----------         ----------
Total                            $    9,422    $    2,043         $    5,331
                                 ==========    ==========         ==========

                               Imagine Media LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. FIXED ASSETS (cont'd)

Depreciation expense in 2009 and 2010, and for the nine months ended September 30, 2011 was $10,140, $7,379 and $770 respectively.

NOTE 4. NOTES PAYABLE


                                            December 31,         (Unaudited)
                                         2009         2010    September 31, 2011
                                         ----         ----    ------------------
Note payable to related party,
unsecured, due 8/3/2012, interest
rate 0%                               $   1,950      $  1,950       $  1,950

Note payable to related party,
unsecured, due 9/17/2008,
convertible at holder's option
at $1 per share, interest rate
10% plus agreed upon amounts          $ 187,256      $184,156       $      -

Note payable to related party,
unsecured, due 12/15/2013, monthly
interest due, convertible at
holder's option at $2.50 per share,
interest rate 22.1%                   $ 150,000      $150,000       $      -

Note payable to related party,
unsecured, due 05/28/2009,
convertible at holder's option at
$2.50 per share, original issue
discount of 20%, with interest at
$444 per day after due date           $ 240,000      $240,000       $      -

Note payable to related party,
unsecured, due 07/27/2012,
convertible at holder's option
at $2.50 per share, interest
rate 8%                               $ 151,929      $151,929       $      -

                               Imagine Media LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE (cont'd)

                                            December 31,         (Unaudited)
                                         2009         2010    September 31, 2011
                                         ----         ----    ------------------
Notes payable to related parties,
unsecured, due 01/29/2011, convertible
at holder's option at $2.50 per share,
interest rate 9%                        $     -     $  5,000         $        -

Notes payable to related parties,
unsecured, due 12/31/2012,
interest rate 0%                        $     -     $ 15,810         $   11,810

Note payable to related party,
unsecured, due 09/15/2012, convertible
at holder's option at $2.50 per
TransBioTec share interest rate 10%     $     -     $      -         $   16,000

Note payable to Ford Motor Credit,
secured, payment $584.25 per month      $ 4,657     $      -         $        -
                                        -------     --------         ----------
                                       $735,792    $ 748,845         $   29,760
Less  current portion                  (581,913)   (594,966)           (29,760)
                                       --------    ---------         ----------
Long-term portion                      $ 153,879   $ 153,879         $        -
                                       =========   =========         ==========

Required principal payments from December 31, 2010 forward are as follows:

                  2011              $        -
                  2012                  29,760
                                    ----------
                                    $  29,760

Interest expense under notes payable in 2009 and 2010, and for the six months ended June 30, 2011 was $206,078, $238,851, and $106,838.

Convertible debenture payable to
unrelated party, unsecured, due
04/1/2009, convertible at holder's
option at $.25 per share, interest
rate 8% Default interest rate 12%
Long-term portion                      $  30,000   $  30,000         $   30,000

                               Imagine Media LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2009 and 2010 the Company had net operating loss carryforwards of approximately $604,000 and $1,045,000 respectively, which begin to expire in 2027. The deferred tax asset of at each date of $120,000 and $209,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2010 was approximately $21,000 and $89,000.

NOTE 6.  STOCK OPTIONS

The Company accounts for employee and non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company's stock option activity is described below.

Non-employee stock options

At the beginning of 2009 the Company had 60,000 non-employee stock options outstanding, allowing the holder to purchase one share of common stock per option, exercisable at $0.10 per share, with terms expiring from 2011 - 2013. During the year 50,000 options were exercised, and no options expired, leaving a 2009 year end outstanding balance of 10,000 non-employee stock options expiring in December 2011.

During 2010 the Company granted 22,500 options for services, allowing the holder to purchase one share of common stock per option, with 22,500 options exercisable immediately at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. During 2010 no options were exercised, and no options expired, leaving a 2010 year end outstanding balance of 32,500 non-employee stock options. The fair value of the 22,500 options granted in 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.08% - 2.67%, dividend yield of 0%, expected lives of 2 - 5 years, volatility of 100%. The Company incurred and recorded compensation expense under these stock option grants of $53,262 in 2010.

                               Imagine Media LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTIONS (cont'd)

During the six months ended June 30, 2011 10,000 options were exercised, and no options expired, leaving a June 30, 2011 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015.

Employee stock options

The Company had no outstanding employee stock options in 2009 or 2010, or during the six months ended September 30, 2011.


NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or others. By doing so, the Company hopes to generate revenues from sales of its alcohol sensing and ignition lock systems. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

     The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan in January 2009.

     On September 19, 2011 the Company acquired approximately 52% of the outstanding shares of TransBiotec, Inc., ("TBT") from TBT's directors, in exchange for 12,416,462 shares of the Company's common stock. TBT is a California Corporation. Prior to the acquisition the Company had 1,500,000 outstanding shares of common stock.

     The Company is currently acquiring the remaining outstanding shares of TBT from the remaining TBT shareholders in consideration for the issuance of 11,141,348 additional shares of the Company's common stock.

     As a result of the acquisition, TBT's business is that of the Company's, and, unless otherwise indicated, any references to the Company include the business and operations of TBT.

     TBT as the accounting acquirer in the transaction recorded the acquistion as the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization. This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.

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

     The following discussion:

     o    summarizes the Company's plan of operation; and
     o analyzes TBT's financial condition and the results of its operations for the the nine months ended September 30, 2011.

     This discussion and analysis should be read in conjunction with TBT's financial statements included as an exhibit to this report.

Plan of Operation and Capital Requirements
------------------------------------------

     The Company's plan of operations is as follows:

                                                        Projected      Estimated
   Activity                                           Completion Date     Cost
   --------                                           ---------------  ---------

   Develop relationship with initial customers
   willing to work with Company in refining SOBR.
   Will discount price for units sold to customers
   who partner with Company in this phase. Identify
   add-on features that may appeal to customers.
   Complete design of printed circuit boards and
   injection molding tools. Sales target of 500
   units.                                              January 2012    $160,000

   Outsource manufacturing, packaging and shipping.
   Complete joint venture agreement with GPS partner.
   Develop add-on features such as cameras, GPS and
   radio interfaces, and a fingerprint reader which
   would allow the SOBR to determine the driver's
   identity and blood alcohol content at the same
   time. Improve production capability to 1,000
   units per month.                                      March 2012    $185,000

   Improve manufacturing capability to 10,000 units
   per month                                           October 2012    $370,000


     The Company will maintain its research and development efforts with a goal of continuously improving the SOBR.

     TBT's sources and (uses) of funds for the nine months ended September 30, 2011 and 2010 are shown below:

                                     Nine Months ended September 30,
                                     -------------------------------
                                       2010                2011
                                       ----                ----
Net cash provided by
 (used for) operations              $ (31,890)          $(676,863)

Loans, net of loan repayments       $   4,012           $  13,500

Sale of stock                       $  27,650           $ 636,718

Cash on hand at
 beginning of the period            $     704           $  30,695

     The following table summarizes the Company's and TBT's combined contractual obligations as of September 30, 2011:

                                  2011         2012       2013         Total
                                  ----         ----       ----         -----

The notes payable, together      $41,500     $62,300     $48,300     $152,100
 with accrued interest

     The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on its financial condition, changes in financial condition, results of operations, liquidity or capital resources.

     Other than as disclosed above, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash.

Results of Operations

     The Company was formed in August 2007 and generated only limited revenue before it effectively ceased operations in January 2009. TBT was formed in July 2004 and has never generated any revenue.

     Material changes in TBT's Statement of Operations for the nine months September 30, 2011 as compared to the same period in the prior year are discussed below:

                                    Increase (I)
Item                               or Decrease (D)   Reason
----                               ---------------   ------

Professional and Sub Contractor Fee    (I)           Product Development Costs

Research and Product Development       (I)           Purchase of materials

Salary and Wage                        (I)           Hiring two sales
                                                     representatives.

Travel                                 (I)           Travel required in
                                                     connection with the
                                                     acquisition of TransBiotec.

Advertising                            (I)           Web Site design

     On  September  15,  2011 TBT entered  into an  agreement  with  Ventura LLC
("Ventura"). Pursuant to the agreement, Ventura will receive the following shares of the Company's common stock:

          o 842,544 shares for assisting with the Company's acquisition of its 52% interest in TBT;

          o 842,544 shares when $250,000 is raised from the sale of 100,000 shares of the common stock of TBT at $2.50 per share. All shares sold in this offering will be exchanged for shares of the common stock of the Company on the basis of one TBT share for 7.726 shares of the Company's common stock;

          o 842,544 for shares sold by the Company prior to March 31, 2012 to investors introduced to the Company by Ventura, provided at least $250,000 is raised from such investors prior to March 31, 2012;

          o 842,544 shares for shares sold by the Company prior to March 31, 2012 to investors introduced to the Company by Ventura, provided an additional $500,000 is raised from such investors prior to March 31, 2012; and

          o 842,544 shares for shares sold by the Company prior to March 31, 2012 to investors introduced to the Company by Ventura, provided an additional $500,000 is raised from such investors prior to March 31, 2012.

     If the Company raises at least $1,250,000 from investors introduced to the Company by Ventura, the Company will grant Ventura the exclusive rights to Denver, Douglas and Jefferson counties, Colorado for installations and recalibrations of the SOBR system.

     As of September 30, 2011 Ventura has raised $240,000 and has been issued 100,000 shares of the TransBioTec, Inc. common stock.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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



                                    IMAGINE MEDIA, LTD.


November 21, 2011                   By: /s/ Charles Bennington
                                        ----------------------------------------
                                        Charles Bennington, Principal Executive,
                                        Financial and Accounting Officer