Form 10-Q/A
period 2011-09-30
IMAGINE MEDIA LTD
filed 2012-02-01
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

Large accelerated filer         [ ]         Accelerated filer           [ ]
Non-accelerated filer           [ ]         Smaller reporting company   [x]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


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

                                Imagine Media LTD
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Imagine Media LTD was incorporated August, 2007 in the State of Delaware. TransBioTec Inc. was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBioTec was acquired by Imagine Media LTD. in a transaction was accounted for similar to a reverse acquisition as the members of TransBioTec retained the majority of the outstanding common stock of Imagine Media LTD after the share exchange. The accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded. Imagine Media LTD is in the process of changing its name from Imagine Media LTD. TransBioTec, Inc. The financial statements represent the activity of TransBioTec, Inc from July 4 2004 forward, and the consolidated activity of Imagine Media LTD and TransBioTec from September 19, 2011 forward. Imagine Media LTD and TransBioTec are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

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