Form 10-K
period 2011-12-31
TransBiotec, Inc.
filed 2012-04-16
CIK 1425627

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2011
    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No. 000-53316

                                TRANSBIOTEC, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  26-0731818
 ---------------------------------         ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

     3030 Old Ranch Parkway, Suite 350
             Seal Beach, CA                                   90740
 --------------------------------------                    ------------
 (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (562) 280-0483 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

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

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2011 was $1,168,000.

As of March 31, 2012, the Company had 27,976,868 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------

     The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly entertainment guide for the Denver, CO area. The Company generated only limited revenue and essentially abandoned its business plan January 2009.

     On September 19, 2011 the Company acquired approximately 52% of the outstanding shares of TransBiotec, Inc., ("TBT") from TBT's directors, in exchange for 12,416,462 shares of the Company's common stock. TBT is a California Corporation. In connection with this transaction, Gregory Bloom and Harlan Munn resigned as officers of the Company, Charles Bennington and Nicholas Limer were appointed as officers and directors of the Company and Ronald Williams was appointed an officer of the Company.

     On January 17, 2012, the Company's Board of Directors amended the Company's Certificate of Incorporation changing the name of the Company from Imagine Media, Ltd. to TransBiotec, Inc.

     On January 31, 2012 the Company acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of the Company's common stock. In connection with this acquisition, Gregory Bloom and Harlan Munn resigned as directors of the Company and Sam Satyanarayana and Devadatt Mishal were appointed directors of the Company.

     Between the acquisitions in September 2011 and January 2012 the Company owns approximately 97% of the outstanding shares of TBT.

     As a result of the acquisition, TBT's business is that of the Company, and, unless otherwise indicated, any references to the Company include the business and operations of TBT.

      TBT has developed and patented a preventative drunk driving system, named "SOBR" which is comprised of a blood alcohol detection system and ignition interlock device. The Company believes SOBR offers a unique solution to the national drunk driving problem.

     SOBR can be ether retrofitted or built into the steering wheel, yoke or trim of any machine, including automobiles, busses, trucks, boats and aircraft. For example, when a driver of a vehicle touches a sensor, the senor detects vapors that emanate from the hands, and determines if there is ethanol alcohol content. This information is instantly translated into an engine "start" or "no-start" signal. If SOBR detects a Blood Alcohol Concentration ("BAC") that is above a preset limit, the system does not allow the vehicle to start. In addition, SOBR initiates random real-time tests while the vehicle is operating to ensure that the operator's BAC does not increase over the preset limit after the vehicle is started. If the system is tampered with while parked, the vehicle will not start. If tampered with while driving, alarms will activate. If a vehicle is equipped with a Global Positioning System, or Data Transmission Module, SOBR can alert fleet operators or others monitoring a vehicle of the detection of alcohol above legal limits.

     The Company believes SOBR is the first product to the market of its kind. The detection sensor is specific to ethanol alcohol that is found in beer, wine and spirits and is calibrated to a specific operator which prevents other persons from testing instead of the operator. Furthermore, when SOBR is installed, the system is virtually unnoticeable, unlike breathalyzer ignition interlock systems.

     Several major insurance companies which have expressed interest in SOBR since alcohol related accidents are a major factor in their loss ratios. If SOBR could reduce their claims costs they may entertain establishing discounts for its use.

     SOBR requires approximately one hour to install in a vehicle. The control box is mounted under the dash in the interior of the vehicle. In new vehicles the sensor is installed as part of the steering wheel. In retrofits, the sensor is installed on the dashboard for easy access.

     TBT believes that the cost to manufacture and install SOBR on a vehicle will be approximately $150-$250 less than existing breathalyzer systems.

     SOBR requires a semi-annual recalibration much like current smog devices. The re-calibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

     The Company plans to license the installation and re-calibration rights to the automotive service industry.

Marketing
---------

     The following are the primary target markets for SOBR:

     Original Equipment Market. Original Equipment Manufacturers ("OEM") are the gate keepers for all new vehicle manufacturing. The Company will aggressively pursue the OEM market once final beta testing is completed. The Company will seek an experienced OEM partner to introduce SOBR to the new automotive market. If public awareness and consumer interest generate demand for alcohol sensing technology, auto manufacturers may begin installing SOBR as a factory installed option. An additional strategy for the Company is to market to international car manufacturers which may want to gain a market advantage over domestic auto manufacturers.

     Retro Fit Market. The Company will enter this market thru a variety of sales channels including Zero Tolerance, teen driver, trucking, and airline. Additionally, the Company will seek to have included in any federal legislation a requirement that an ignition interlock system be retrofitted to all vehicles in the U.S. There is significant rational to enact this requirement. The highest percentage of drunken driving accidents and deaths occur in the young adult population, with older vehicles. The objective is to eliminate drunk driving accidents nationally, and the only viable option is to retro-fit every vehicle in the US over a set period of time.

     Zero-Tolerance Market. Many companies have significant financial interest in eliminating drunk drivers from their operations. The Zero Tolerance applications include trucking companies, buses, trains, taxis, pilot screening and operating rooms at clinics and hospitals. In addition individuals may desire to monitor a family member's vehicle such as an automobile operated by a minor.

     Mandated Market. The judicial mandated market monitors drivers convicted of alcohol-related offenses. However, existing models are clunky, large, unsightly and not driver specific. It is estimated that judicial mandated ignition interlocks probably generate less than $45 million in annual revenue. TBT will pursue this market with the goal of replacing the old, antiquated technology with SOBR. TBT will sell or license its system into the judicial mandated market through existing, state approved interlock providers on a wholesale basis.

     Initially, the Company plans to market SOBR to:

     o commercial transportation companies that operate tractor trailers, taxis, construction vehicles, boats, trains, aircraft and other vehicles,

     o local, state and federal government agencies that operate fire trucks, police cars and public transportation systems, and

     o individuals may desire to monitor a family member's vehicle, such as a vehicle operated by a minor.

     The Company plans to establish a sales representative team and to advertise via direct mail, email, print, internet and social media avenues.

Manufacturing
-------------

     The manufacture of all components of the SOBR, as well as component assembly, will be subcontracted to third parties. The final assembly, testing and calibration of the SOBR will be performed by the Company.

     If and when orders for SOBR exceed approximately 3,000 units, the Company plans to transition the manufacturing and assembly processes offshore to contractors who have the ability to manufacture SOBR to the Company's specifications.

Competition
-----------

     Currently, breathalyzer ignition interlocks are the only products on the market which can detect alcohol and lock the ignition system of a vehicle. There are several limitations inherent with their current design in that they are easily circumvented and are invasive in their appearance and use. At present, their market is limited to the mandated market.

     The Company believes SOBR has the following advantages over current breathalyzers:

     o High level of accuracy as ethanol alcohol is distinguished from other elements;
     o    The driver is the only one tested;
     o Works during the entire operation of the vehicle without distracting the driver;
     o    The system is non-invasive;

     o    Easy retro fit installation;
     o    Unobtrusive in the vehicle;
     o    Difficult to circumvent.
     o Possible opportunity for the consumer to obtain insurance discounts that could offset some costs of the system.

     Although the Company's technology differs substantially from its competitors, the Company will compete with larger and more established breath alcohol ignition interlock providers that have been utilizing breathalyzer technology since approximately 1990.

     The Company's main competitors will be National Interlock Systems, Inc., Lifesafer Interlock, Guardian Interlock Systems, Consumer Safety Technology, Smart Start, Inc., AAA Interlock and Drager.

Intellectual Property
---------------------

     SOBR is protected by three patents filed with the United States Patent and Trademark Office. Patent 6620108, which expires on December 26, 2021, pertains to the technology that identifies the vehicle's operator. Patent 7173536, which expires on August 28, 2024, pertains to the substance detection and alarm system. Patent 7377186, which expires on April 6, 2025, pertains to the interface system between the substance detection system and vehicle ignition system.

Government Regulation
---------------------

     At the present time, only the judicially mandated market is regulated. Devices sold into this market must be approved by state government agencies. Since the Company plans to enter this market last, the Company will not, initially, be subject to government regulation.

Ventura Agreement
-----------------

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

     As of March 31, 2012 Ventura had raised $334,156 for either TBT or the Company.

General
-------

     The Company's offices, consisting of approximately 1000 square feet, are located at 3030 Old Ranch Parkway, Suite 350, Seal Beach, CA 90740. The Company sub-leases this space at a rate of $1700 per month. The Company uses this space for its executive offices.

     The Company's website is www.transbiotec.com.

     As of March 31, 2012 the Company employed four persons on a full time basis and one person on a part-time basis.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
          --------------------------

     Not applicable.

ITEM 2.  PROPERTIES.
         -----------

     None.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     On December 6, 2006 Orange County Valet and Security Patrol, Inc. filed a suit against TBT in Orange County California State Superior Court for Breach of Contract in the amount of $9,720.00. As of the date of this report the lawsuit remained pending, however, the plaintiff has not taken any further action in this case.

     On November 14, 2005, Fashion Furniture Rental, Inc. filed a lawsuit against TBT in the Orange County California State Superior Court for breach of contract. In 2012 Fashion Furniture Rental obtained a judgment against the Company in the approximate amount of $61,000.

ITEM 4. MINE SAFETY DISCLOSURE.
        -----------------------

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
        ------------------------------------------------------------------------
        ISSUER PURCHASE OF EQUITY SECURITIES.
        -------------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "IMLE". There is only a limited market for the Company's common stock.

     As of March 31, 2012 the Company had 27,976,868 outstanding shares of common stock and 146 shareholders of record.

     The table below sets forth the high and low closing prices for the Company's common stock for the dates indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended           High              Low
      -------------           ----              ---

      March 31, 2010          $1.25             $0.20
      June 30, 2010           $1.01             $0.35
      September 30, 2010      $0.53             $0.15
      December 31, 2010       $0.51             $0.10

      March 31, 2011          $0.40             $0.10
      June 30, 2011           $0.80             $0.30
      September 30, 2011      $1.36             $0.69
      December 31, 2011       $1.40             $0.51

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

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

     Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

     The Company was formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. The Company generated only limited revenue and essentially abandoned its business plan in January 2009.

     On  September  19,  2011  the  Company  acquired  approximately  52% of the outstanding shares of TBT from TBT's directors, in exchange for 12,416,462 shares of the Company's common stock.

     On January 31, 2012 the Company acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of the Company's common stock.

     Between the acquisitions in September 2011 and January 2012 the Company owns approximately 97% of the outstanding shares of TBT.

     As a result of the acquisition, TBT's business is that of the Company's, and, unless otherwise indicated, any references to the Company include the business and operations of TBT.

     TBT as the accounting acquirer in the transaction recorded the acquisition as the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization. This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.

     TBT  has  developed  and  patented  a  high  technology,   state-of-the-art
transdermal sensing device that detects blood alcohol levels through a person's skin. See Item 1 of this report for further information.

     The following discussion:

     o    summarizes the Company's plan of operation; and

     o analyzes the Company's financial condition and the results of its operations for the year ended December 31, 2011.

     This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this report.

Plan of Operation and Capital Requirements
-------------------------------------------

     The Company's plan of operations is as follows:

                                                         Projected     Estimated
   Activity                                            Completion Date    Cost
   --------                                            --------------- ---------

   Develop relationship with initial customers
   willing to work with Company in refining SOBR.
   The Company will discount the price for units
   sold to customers who partnered with Company in
   this phase. Identify add-on features that may
   appeal to customers. Complete design of printed
   circuit boards and injection molding tools.
   Sales target of 500 units.                              June 2012    $160,000

   Outsource manufacturing, packaging and shipping.

   Complete joint venture agreement with GPS partner.
   Develop add-on features such as cameras, GPS and
   radio interfaces, and a fingerprint reader which
   would allow the SOBR to determine the driver's
   identity and blood alcohol content at the same
   time.  Improve production capability to 1,000
   units per month.                                       August 2012   $185,000

   Improve manufacturing capability to 10,000 units
   per month.                                           December 2012   $370,000

     The Company will maintain its research and development efforts with a goal of continuously improving the SOBR.

     TBT's sources and (uses) of funds for the year ended December 31, 2011 and 2010 are shown below:

                                        Year ended December 31,
                                       ------------------------
                                       2010                2011
                                       ----                ----
Net cash provided by
 (used for) operations                ($94,752)       ($433,176)

Loans, net of loan repayments          ($2,757)          74,500

Sale of common stock                  $127,500         $436,000


     The following table summarizes the Company's contractual obligations as of December 31, 2011:

                                  2012         2013       2014         Total
                                  ----         ----       ----         -----

Notes payable, together with
   accrued interest            $277,260     $185,375    $196,881     $659,516

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

Results of Operations
---------------------

     The Company was formed in August 2007 and generated only limited revenue before it effectively ceased operations in January 2009. TBT was formed in July 2004 and has never generated any revenue.

     Material changes in the Company's Statement of Operations for the year ended December 31, 2011 as compared to the same period in the prior year are discussed below:

                                  Increase (I)
Item                             or Decrease (D)      Reason
----                             ---------------      ------

Professional and Subcontractor Fees    (I)            Product Development Costs

Research and Product Development       (I)            Purchase of materials

Salary and Wages                       (I)            Hiring two sales
                                                      representatives and a
                                                      scientist.

Travel                                 (I)            Travel required in
                                                      connection with the
                                                      acquisition of
                                                      TransBiotec (California).

Advertising                            (I)            Website design and
                                                      marketing materials

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
          ------------------------------------------------------------

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     See the financial statements attached to this report.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     On August 26, 2011, Cordovano and Honeck, LLP ("CH") resigned as the Company's independent registered public accounting firm.

     The reports of CH regarding the Company's financial statements for the fiscal years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2010 and 2009, and during the period from December 31, 2010 through August 26, 2011, the date of resignation, there were no disagreements with CH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CH would have caused it to make reference to such disagreement in its reports.

     On October 20, 2011 the Company engaged Ronald Chadwick, P.C. as its independent registered public accounting firm.

     Prior to engaging Ronald Chadwick, P.C., the Company did not consult with Ronald Chadwick, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Ronald Chadwick, P.C. on the Company's financial statements, and Ronald Chadwick, P.C. did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES.
         ------------------------

Disclosure Controls and Procedures

     Under the direction and with the participation of the Company's principal and executive financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. the Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on this evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures were effective.

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

     The Company's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

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

     Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

     There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.
          ------------------

     None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
           -------------------------------------------------------

     Following the acquisitions of the Company's interest in TBT, Greg Bloom and Harlan Munn resigned as officers of the Company and the following persons were appointed as the new management of the Company.

  Name                   Age    Position
  ----                   ---    --------

  Charles Bennington     67     President, Chief Executive Officer, Principal
                                Financial Officer, Principal Accounting Officer
                                and Director
  Ronald Williams        66     Chief Technology Officer
  Nicholas Limer         66     Secretary and a Director
  Sam Satyanarayana      71     Director
  Devadatt Mishal        63     Director

     The Company's directors serve until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The Company's officers serve at the discretion of the Company's directors.

     Information concerning the Company's officers and directors follows:

     Charles Bennington has been TBT's President and its Principal Executive, Financial and Accounting Officer since December 2006. Between May 2005 and December 2006 Mr. Bennington was TBT's Chief Operating Officer. Mr. Bennington has been a director of TBT since April 2005. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio.

     Ronald Williams has been TBT's Chief Technology Officer since October 28, 2005. Mr. Williams has been a director of TBT since June 3, 2010. Since 1993, Mr. Williams has owned and operated a mixed fruit tree orchard in Fallbrook, California. Since 1972, Mr. Williams has worked as an aerospace engineer and since 2005 Mr. Williams has been employed by the Aerospace Corporation in El Segundo, California. Mr. Williams holds a Bachelor of Science Degree in physics from the University of California at Los Angeles and has performed graduate studies in mechanical and material engineering at Cal State Northridge.

     Nicholas Limer has been a director of TBT since April 8, 2005. Since 1998 Mr. Limer has acquired, developed and managed self storage properties in Southern California and Hawaii. Mr. Limer's the Managing Member of McKenna's On The Bay restaurant in Long Beach. Mr. Limer holds a Bachelor of Science Degree in Aeronautical Engineering from the Polytechnic Institution of Brooklyn, a Masters of Science Degree in Engineering from California State University, Long Beach and a Masters of Business Administration Degree from California State University, Long Beach.

     Sam Satyanarayana has been a director of TBT since June 3, 2010. Between October 2004 and December 2006 Mr. Satyanarayana was TBT's Chief Executive Officer and President. Since 1990, Mr. Satyanarayana has been the Chief Executive Officer of Autosense International which designs, manufactures and markets breath alcohol ignition devices. Mr. Satyanarayana holds a Bachelor of Science Degree in Computer Engineering from the University of Mysore, India, a Masters of Science in Engineering from Oklahoma State University and a Masters of Business Administration from the University of Rochester.

     Devadatt Mishal has been a director of TBT since June 3, 2010. Dr. Mishal has been practicing as an Obstetrician and Gynecologist since March 1982 in Downey, California. Dr. Mishal received his medical degree from Lokmanya Tilak

Municipal Medical College in Bombay, India.

     Sam Satyanarayana and Devadatt Mishal are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE Amex. No director is a "financial expert" as that term is defined in the regulations of the Securities and Exchange Commission.

     The Company does not have a compensation committee. The Company's Board of Directors serves as its Audit Committee.

     The Company believes all of its directors are qualified to act as such due to their longstanding relationship with the Company or TBT.

     The Company has not adopted a Code of Ethics applicable to its officers.

ITEM 11.    EXECUTIVE COMPENSATION.
            -----------------------

     The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe a Code of Ethics is necessary at this time since the Company only has three officers.

     The following table shows the compensation paid or accrued during the two years ended December 31, 2011 to the executive officers of the Company.

================================================================================

                                                           All Other
Name and                                 Stock   Option     Annual
Principal         Fiscal  Salary  Bonus  Awards  Awards  Compensation
Position           Year     (1)    (2)    (3)     (4)        (5)        Total
--------------------------------------------------------------------------------

Charles Bennington 2011  $120,000   -      -       -           -      $120,000
President and      2010  $120,000   -      -       -           -      $120,000
 Officer
Chief Executive (6)

Ronald Williams    2011  $      -   -      -       -           -             -
Chief Technology
Officer

Nicholas Limer     2011  $      -   -      -       -           -             -
Secretary and
Director

Gregory Bloom      2011  $      -   -      -       -           -             -
President (6)      2010

(1)  The dollar value of base salary (cash and non-cash) earned.
(2)  The dollar value of bonus (cash and non-cash) earned.
(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services to the persons listed in the table.

(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that the Company could not properly report in any other column of the table.
(6) In September 2011 Charles Bennington, Ronald Williams and Nicholas Limer became officers of the Company and Gregory Bloom resigned as an officer of the Company.

     In May 2011 the Company entered into an employment agreement with Mr. Bennington which expires on the earlier of December 31, 2016 or Mr. Bennington's death. The employment agreement provides that the Company will pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. In addition the agreement allows Mr. Bennington to participate in all employee benefit plans generally available to the Company's employees.

     Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

       Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

     Compensation of Directors. The Company's directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2010.

Compensation Committee Interlocks
---------------------------------

     During the year ended December 31, 2011, no officer of the Company was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company's compensation committee.

Stock Option and Bonus Plans
----------------------------

     The Company has not adopted any stock option or stock bonus plans.

     The following shows the amounts the Company expects to pay to its officers during the twelve months ending December 31, 2012 and the amount of time these persons expect to devote to the Company.

                                                                  % of time
                                               Projected       to be devoted to
 Name                Position                 Compensation    Company's business
 ----                --------                 ------------    ------------------

 Charles Bennington  Chief Executive Officer    $120,000               100%
 Ronald Williams     Chief Technology Officer   $ 42,000                25%
 Nicholas Limer      Secretary                  $ 12,000                25%

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership, of those persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each of the Company's directors and officers and by all officers and directors as a group as of March 31, 2012. Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

                                                         Percent of
                                                        outstanding
  Name and Address                  Shares Owned        shares owned
  ----------------                  ------------        ------------

  Charles Bennington                 1,004,422              4.0%
  3030 Old Ranch Parkway, Ste 350
  Seal Beach, CA 90740

  Ronald Williams                           --              --
  35569 Rice Canyon Road
  Fallbrook  CA 92028

  Nicholas Limer                     5,466,720 (1)          21.9%
  3030 Old Ranch Parkway, Ste 350
  Seal Beach, CA 90740

  Sam Satyanarayana                  5,636,267              22.6%
  683 E. Brokaw Rd
  San Jose, Ca  95112

  Devadatt Mishal
  3030 Old Ranch Parkway, Ste 350
  Seal Beach, CA 90740                 309,053              1.2%

  All officers and directors as a
   group (5 persons)                12,416,462              49.8

(1) 3,245,060 of these shares are held of record by relatives of Mr. Limer. However Mr. Limer is deemed to be the beneficial owner of these shares.

o    Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.
         ---------------------------------------------------------------------

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           ---------------------------------------

     Cordovano and Honeck, LLP audited the Company's financial statements for the year ended December 31, 2010. The following table shows the fees billed to the Company for the year ended December 31, 2010 by Cordovano and Honeck, LLP.

                                                                   2010
                                                                   ----

      Audit Fees                                                 $15,648
      Audit Related Fees                                              --
      Design and Implementation Fees                                  --

     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and for reviewing unaudited financial statements included in the Company's 10-Q reports. Before Cordovano and Honeck, LLP was engaged by the Company to render audit services, the engagement was approved by the Company's Directors.

     Ronald Chadwick, P.C. audited the Company's financial statements for the year ended December 31, 2011. The following table shows the fees billed to the Company for the year ended December 31, 2011 by Ronald Chadwick, P.C.

                                                                   2011
                                                                   ----

      Audit Fees                                                 $19,154
      Audit Related Fees                                              --
      Design and Implementation Fees                                  --

     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and for reviewing unaudited financial statements included in the Company's 10-Q reports. Before Ronald Chadwick, P.C. was engaged by the Company to render audit services, the engagement was approved by the Company's Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.
          -----------------------------------------

      Exhibit
       Number        Exhibit Name
      --------       ------------

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


(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 as filed with the Commission on January 31, 2008.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008

                       Imagine Media, Ltd. And Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS


                           December 31, 2010 and 2011

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Imagine Media, Ltd.
Seal Beach, California

I have audited the accompanying consolidated balance sheets of Imagine Media, Ltd. (a development stage company) as of December 31, 2010 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from July 19, 2004 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (country-regionplaceUnited States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imagine Media, Ltd. as of December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from July 19, 2004 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' equity deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                /s/ Ronald R. Chadwick, P.C.
April 6, 2012                                   RONALD R. CHADWICK, P.C.

                               Imagine Media, Ltd.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                              Dec. 31, 2010    Dec. 31, 2011
                                            ---------------    -------------
   ASSETS

     Current assets
           Cash                             $        30,695    $     108,019
           Due from Triumph Capital                       -              100
           Prepaid expenses                               -              192
                                            ---------------    -------------
           Total current assets                      30,695          108,311
                                            ---------------    -------------
           Fixed assets - net                         2,043            1,132
                                            ---------------    -------------
     Total Assets                           $        32,738    $     109,443
                                            ===============    =============

   LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
           Accounts payable                 $       279,840    $     207,660
           Accrued interest payable                 508,180           87,411
           Notes payable - current -
            related parties                         594,966          191,260
           Notes payable - current                        -           86,000
           Notes payable - 8% Debenture                   -           30,000
           Related party payables                   130,565          288,448

           Other payables                            97,464          158,006
                                            ---------------    -------------
           Total current liabilities              1,611,015        1,048,785
                                            ---------------    -------------

           Notes payable - related parties          153,879          549,263
                                            ---------------    -------------
     Total Liabilities                            1,764,894        1,598,048
                                            ---------------    -------------

     Stockholders' Equity
       Common stock, $.00001 par
         value; 100,000,000 shares
         authorized; 9,309,450
         (2010) and 25,471,672 (2011)
         shares issued and outstanding                   93              254
       Additional paid in capital                 7,887,288        9,266,959
       Deficit accumulated during the
         development stage                       (9,619,537)     (10,720,938)
                                            ---------------    -------------
       Total Imagine Media, Ltd.
         stockholders' equity                    (1,732,156)      (1,453,725)
       Noncontrolling interest                            -          (34,880)
                                            ---------------    -------------
     Total Stockholders' Equity                  (1,732,156)      (1,488,605)
                                            ---------------    -------------
     Total Liabilities and
     Stockholders' Equity                   $        32,738    $     109,443
                                            ===============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Imagine Media, Ltd.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Period From
                                            July 19, 2004
                                           (Inception) To      Year Ended      Year Ended
                                            Dec. 31, 2011    Dec. 31, 2010    Dec. 31, 2011
                                           ----------------  ---------------  --------------

   Revenues                                $             -   $            -   $           -
                                           ----------------  ---------------  --------------
                                                         -                -               -
                                           ----------------  ---------------  --------------

   Operating expenses:
        Amortization & depreciation                 75,743            7,379             911
        General and administrative               9,681,239          242,383         636,877
                                           ----------------  ---------------  --------------
                                                 9,756,982         249,762          637,788
                                           ----------------  ---------------  --------------
   Gain (loss) from operations                  (9,756,982)       (249,762)        (637,788)
                                           ----------------  ---------------  --------------
   Other income (expense):

        Interest expense                          (974,798)       (248,597)        (474,455)
        Interest expense - beneficial
          conversion feature                       (70,000)              -         (70,000)
                                           ----------------  ---------------  --------------
                                                (1,044,798)       (248,597)        (544,455)
                                           ----------------  ---------------  --------------

   Income (loss) before provision for
     income taxes                              (10,801,780)       (498,359)      (1,182,243)

   Provision for income tax                              -               -                -
                                           ----------------  ---------------  --------------

   Net income (loss)                          (10,801,780)        (498,359)      (1,182,243)
     Less: Net (income) loss
      attributable to
      noncontrolling interest                      80,842                -           80,842
                                           ----------------  ---------------  --------------
   Net income (loss) attributable
      to Imagine Media, Ltd.               $  (10,720,938)   $    (498,359)   $  (1,101,401)
                                           ================  ===============  ==============

   Net income (loss) per share (Imagine
     Media, Ltd.)

   (Basic and fully diluted)                                 $       (0.06)   $       (0.10)
                                                             ===============  ==============
   Weighted average number of
   common shares outstanding                                     8,639,629       11,344,444
                                                             ===============  ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                               Imagine Media, Ltd.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated   Stockholders'
                                     Common Stock         Additional    During The      Equity -                        Total
                                              Amount        Paid in     Development     Imagine      Noncontrolling  Stockholders'
                                Shares      ($.0001 Par)    Capital        Stage      Media, Ltd.      Interest         Equity
                               ----------   ------------  ------------  ------------  -------------  --------------  ------------
   Balances at December 31,
    2009                       8,589,975    $        86   $ 7,381,533   $ (9,121,178) $ (1,739,559)  $          -    $(1,739,559)

   Stock issued for cash         202,725              2       127,498                      127,500                       127,500
   Stock issued for debt
    retirement                   516,750              5       324,995                      325,000                       325,000

   Option issuances                                            53,262                       53,262                        53,262
   Net income (loss) for
    the year                                                                (498,359)     (498,359)             -       (498,359)
                               ----------   ------------  ------------  ------------  -------------  --------------  ------------

   Balances at December 31,
   2010                        9,309,450    $        93   $ 7,887,288   $ (9,619,537) $ (1,732,156)  $          -    $(1,732,156)

   Stock issued for cash         977,455             10       435,990                      436,000                       436,000
   Stock issued for debt
     retirement                2,647,477             26     1,110,849                    1,110,875                     1,110,875
   Stock issued for reverse
     acquisition               1,410,650             14      (191,095)                    (191,081)                     (191,081)
   Reverse acquisition -
     net deficit of
     noncontrolling
     interest                                                 607,690                      607,690       (607,690)             -

   Fractional shares              (1,565)                                                        -                             -
   Paid in capital -
     beneficial conversion
     feature                                                   70,000                       70,000                        70,000
   Share exchange -
     noncontrolling
     interest                 11,128,205            111      (653,763)                    (653,652)       653,652              -
   Net income (loss) for
     the year                                                             (1,101,401)   (1,101,401)       (80,842)    (1,182,243)
                               ----------   ------------  ------------  ------------  -------------  --------------  ------------
   Balances at December 31,
   2011                       25,471,672    $       254   $ 9,266,959   $(10,720,938) $ (1,453,725)  $    (34,880)   $(1,488,605)
                               ==========   ============  ============  ============  =============  ==============  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Imagine Media, Ltd.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Period From
                                          July 19, 2004
                                           (Inception)
                                               To              Year Ended       Year Ended
                                          Dec. 31, 2011      Dec. 31, 2010     Dec. 31, 2011
                                        ------------------  -----------------  --------------

   Cash Flows From Operating Activities:
        Net income (loss)               $    (10,801,780)   $     (498,359)    $  (1,182,243)

        Adjustments to reconcile net
         loss to net cash provided by
         (used for) operating
          activities:
        Amortization & depreciation               75,743             7,379               911
        Compensatory equity issuances          6,339,317            53,262                 -
        Asset write offs                          37,513                 -                 -
        Accrued payables                       1,999,502           342,966           678,156
        Note pay. benefical conversion
         expense                                 273,564                 -            70,000
        Original issue discount -
         interest expense                         40,000                 -                 -
                                         -----------------  -----------------  --------------
          Net cash provided by (used
           for) operating activities          (2,036,141)          (94,752)         (433,176)
                                        ------------------  -----------------  --------------

   Cash Flows From Investing Activities:
       Fixed asset purchases                     (76,875)                -                 -
                                        ------------------  -----------------  --------------
         Net cash provided by (used
          for) investing activities              (76,875)                -                 -
                                        ------------------  -----------------  --------------

                          (Continued On Following Page)

         The accompanying notes are an integral part of the consolidated financial statements.

                               Imagine Media, Ltd.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)

                                            Period From
                                          July 19, 2004
                                           (Inception)
                                               To              Year Ended       Year Ended
                                          Dec. 31, 2011      Dec. 31, 2010     Dec. 31, 2011
                                        ------------------  -----------------  --------------

   Cash Flows From Financing Activities:
             Notes & loans payable
               - borrowings                    856,261           5,000             86,000
             Notes & loans payable
               - payments                      (38,726)         (7,757)           (11,500)
             Repurchase of equity             (250,000)              -                  -
             Equity issuances                1,653,500         127,500            436,000
                                       ----------------  -----------------  --------------
             Net cash provided by
              (used for) financing
              activities                     2,221,035         124,743            510,500
                                       ----------------  -----------------  --------------

   Net Increase (Decrease) In Cash             108,019          29,991             77,324

   Cash At The Beginning Of The
    Period                                           -             704             30,695
                                       ----------------  -----------------  --------------

   Cash At The End Of The Period       $       108,019   $      30,695      $     108,019
                                       ================  =================  ==============


   Schedule Of Non-Cash Investing And Financing
    Activities

   Compensatory equity issuances       $     6,339,317   $      53,262      $           -
   Debt converted to capital           $     1,487,875   $     325,000      $   1,110,875

   Supplemental Disclosure

   Cash paid for interest              $         7,235   $         488      $         563

   Cash paid for income taxes          $             -   $           -      $           -

         The accompanying notes are an integral part of the consolidated financial statements.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Imagine Media, LTD. was incorporated in August 2007 in the State of Delaware. TransBioTec Inc. was formed in the state of California in July 2004. Effective September 19, 2011 Imagine Media, LTD. was acquired by TransBioTec, Inc. in a transaction classified as a reverse acquisition. In January 2012 Imagine Media, LTD. changed its name to TransBioTec, Inc., resulting in a parent company and subsidiary of the same name. The financial statements represent the activity of TransBioTec, Inc. from July 19, 2004 forward, and the consolidated activity of Imagine Media, LTD. and TransBioTec, Inc. from September 19, 2011 forward.
Imagine Media, LTD. and TransBioTec, Inc. are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2010 and 2011 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2010 or 2011.

Income tax
----------

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets
-----------------

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

Products and services, geographic areas and major customers
-----------------------------------------------------------

The Company is currently in the developmental stage and has no revenue.

Stock based compensation
------------------------

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Minority Interest (Noncontrolling interest)
-------------------------------------------

A subsidiary of the Company has minority members, representing ownership interests of 2.46% at December 31, 2011. The Company accounts for these minority, or noncontolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

At year end 2010 and 2011, the Company had payables due to officers for accrued compensation of $130,565 and $30,565 respectively.

In 2010 an officer converted $325,000 in compensation owed him into 516,750 common shares. During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:


                                                       December 31,
                                                 -----------------------
                                                      2010       2011
                                                 -----------  ----------

Automobile                                       $   33,383   $   33,383
Office and Lab Equipment                             31,896       31,896
Furniture and fixtures                               11,596       11,596
                                                 ----------   ----------
                                                     76,875       76,875
Less accumulated depreciation                       (74,832)     (74,743)
                                                 ----------   ----------
Total                                            $    2,043   $   1,132
                                                 ==========   ==========


Depreciation expense in 2010 and 2011 was $7,379 and $911 respectively.

NOTE 4. NOTES PAYABLE

                                             Dec 31, 2010         Dec 31, 2011
                                             ------------         ------------

Note payable to related party, unsecured,
due 8/3/2012,  interest rate 0%                   $1,950              $1,950

Note payable to related party, unsecured,
due 9/17/2008, convertible at holder's
option at $1 per share, interest rate 10%
plus agreed upon amounts                        $184,156                   -

Note payable to related party, unsecured,
due 12/15/2013, monthly interest due,
convertible at holder's option at $2.50
per share, interest rate 22.1%                  $150,000                   -

Note payable to related party, unsecured, due 05/28/2009, convertible at holder's option at $2.50 per share, original issue discount of 20%, with interest at $444

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE (cont'd)

per day after due date                          $200,000                   -

Note payable to related party, unsecured,
due 07/27/2012,  convertible at holder's
option at $2.50 per share, interest rate 8%    $ 151,929                   -

Notes payable to related party, unsecured,
due 01/29/2011, convertible at holder's
option at $2.50 per share, interest rate 9%       $5,000                   -

Notes payable to related party, unsecured,
due 12/31/2012, interest rate 0%                 $15,810             $11,810

Note payable, unsecured, due 09/15/2012,
convertible at holder's option at $2.50
per TransBioTec share, and any TransBioTec
shares then converted into Imagine
Media, LTD. shares at 7.726 shares for 1
TransBiotec share, interest rate 10%                   -             $16,000

Note payable, unsecured, due 2/8/12,
quarterly interest due, convertible at holder's
option at $0.3235688 per IMLE share,
interest rate 30%                                      -             $10,000

Note payable, unsecured,  due 2/8/12, quarterly
interest due, convertible at  holder's option at
$0.3235688 per IMLE share, interest rate 30%           -             $25,000

Note payable, unsecured, due 2/17/12, quarterly
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 30%           -             $25,000

Note payable, unsecured, due 2/18/12, quarterly
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 30%           -             $10,000

Note payable to related party, unsecured, lien
against company assets, $731,763,
5-years at 0% simple interest, due
7/1/2016, payment amounts
vary each month.                                       -             726,763

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE (cont'd)

Note payable to Ford Motor Credit,
secured, payment $584.25 per month                     -                   -

                                               $ 748,845           $ 826,523
Less current portion                            (594,966)           (277,260)
                                               ---------           ----------
Long-term portion                              $ 153,879           $ 549,263
                                               =========           ==========

Required principal payments from December 31, 2011 forward are as follows:

                  2012               $ 277,260
                  2013               $ 185,375
                  2014               $ 196,881
                  2015               $ 123,709
                  2016               $  43,298
                                     ---------
                                     $ 826,523

Interest  expense  under notes  payable in 2010 and 2011  $248,597  and $474,455 respectively. In addition, the Company recognized a $70,000 beneficial conversion feature expense in 2011 on borrowing from convertible notes convertible.

Convertible debenture payable to
unrelated party, unsecured, due
04/1/2009, convertible at holder's
option at $.25 per share, interest
rate 8% Default interest rate 12%               $ 30,000            $ 30,000

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2010 and 2011 the Company had net operating loss carry forwards of approximately $1,045,000 and $2,041,000 respectively, which begin to expire in 2031. The deferred tax asset of at each date of $209,000 and $408,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was approximately $89,000 and $199,000.

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

Non-employee stock options
--------------------------

At the beginning of 2010 the Company had 10,000 non-employee stock options outstanding in the Company's subsidiary TransBiotec, Inc. During 2010 the Company granted 22,500 options for services, allowing the holder to purchase one share of common stock per option, with 22,500 options exercisable immediately at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. During 2011 no options were exercised, and no options expired, leaving a 2010 year end outstanding balance of 32,500 non-employee stock options. The fair value of the 22,500 options granted in 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.08% - 2.67%, dividend yield of 0%, expected lives of 2 - 5 years, volatility of 100%. The Company incurred and recorded compensation expense under these stock option grants of $53,262 in 2010.

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTIONS (cont'd)

During the year ended December 31, 2011 10,000 options were exercised, and no options expired, leaving a December 31, 2011 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of the Company's subsidiary Transbiotec, Inc. The parent company, Imagine Media, Ltd. has no stock options outstanding.

Employee stock options
----------------------

The Company had no outstanding employee stock options in 2010 or 2011.

NOTE 7. REVERSE ACQUISITION

Effective September 19, 2011 Imagine Media, LTD. entered into a share exchange agreement (the "Agreement") with Transbiotec, Inc. and certain shareholders of Transbiotec, Inc., acquiring 51.44% of the outstanding common stock of Transbiotec, Inc. through the issuance of 12,416,462 shares of its common stock with no readily available market price. The transaction was accounted for as a reverse acquisition as the shareholders of Transbiotec, Inc. retained the majority of the outstanding common stock of Imagine Media, LTD. after the share exchange. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of Transbiotec, Inc., while the net deficit of Imagine Media, LTD. valued at $(191,081), consisting of cash $6, accounts payable $96,952, related party payables $54,835, notes payable $30,000, and interest payable $9,300, was recorded as being acquired in the reverse acquisition for its 1,410,650 outstanding common shares on the acquisition date. Subsequent to the September 19, 2011 recapitalization, Imagine Media, LTD. and Transbiotec, Inc. remain separate legal entities (with Imagine Media, LTD. as the parent of Transbiotec, Inc.). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of Imagine Media, LTD. prior to the September 19, 2011 acquisition. In December 2011 Imagine Media, LTD. acquired a further 46.1% interest in TransBiotec, Inc. through an exchange of 11,128,205 Imagine Media, LTD. common shares for 1,440,300 Transbiotec, Inc. common shares. At December 31, 2011 Imagine Media, LTD. owned 97.54% of TransBioTec, Inc.

If Imagine Media, LTD.'s operating activity for the years ended December 31, 2010 and 2011 is combined with TransBiotec, Inc.s activity for the same periods, the pro forma results are as follows:

                                                     2010                 2011
                                                -------------     -------------

      Pro forma revenue                         $          -      $          -
                                                =============     =============

      Pro forma net income (loss)               $   (569,596)     $ (1,130,068)
                                                =============     =============

      Pro forma net income (loss) per share     $      (.065)     $       (.10)
                                                =============     =============

      Pro forma weighted average common
         shares outstanding                        8,699,254        11,344,444
                                                =============     =============

                               Imagine Media, LTD.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOING CONCERN (cont'd)

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

                                TRANSBIOTEC, INC.


April 16, 2012                  By:/s/ Charles Bennington
                                   --------------------------------------
                                   Charles Bennington, Principal Executive
                                   Officer


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----

/s/ Charles Bennington
-------------------------        Principal Executive       April 16, 2012
Charles Bennington               Financial and Accounting
                                 Officer and a Director


/s/ Nicholas Limer               Director                  April 16, 2012
-------------------------
Nicholas Limer


                                 Director
-------------------------
Sam Satyanarayana


/s/ Devadatt Mishal              Director                  April 16, 2012
-------------------------
Devadatt Mishal


                                 Director
-------------------------
Ron Williams

                                TRANSBIOTEC, INC.

                                    FORM 10-K

                                    EXHIBITS