Form 10-Q
period 2012-03-31
TransBiotec, Inc.
filed 2012-05-17
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant To Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934

                  For the quarterly period ended March 31, 2012

        [ ] Transition Report Under Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934

                  For the transition period from __________ to __________

                        Commission File Number: 000-53316

                                TRANSBIOTEC, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    26-0731818
    -------------------------------            ----------------------------
 (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or                            Identification No.)
        organization)

                        3030 Old Ranch Parkway, Suite 350
                              Seal Beach, CA 90740
                          ---------------------------
          (Address of principal executive offices, including Zip Code)

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

Large accelerated filer      [ ]             Accelerated filer          [ ]

Non-accelerated filer        [ ]             Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,887,518 shares of common stock as of April 30, 2012.

                                 Transbiotec, Inc.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS

                                                  Mar. 31, 2012
                                                   (unaudited)    Dec. 31, 2011
                                                 --------------   -------------
   ASSETS
     Current assets
       Cash                                       $      126       $  108,019
       Due from Triumph Capital                          100              100
       Prepaid expenses                                2,420              192
                                                  ----------       ----------
                  Total current assets                 2,646          108,311
                                                  ----------       ----------
       Fixed assets - net                              1,950            1,132
                                                  ----------       ----------
           Total Assets                           $    4,596       $  109,443
                                                  ==========       ==========

   LIABILITIES & STOCKHOLDERS' EQUITY
     Current liabilities
           Accounts payable                       $  214,420       $  207,660
           Accrued interest payable                  117,341           87,411
           Notes payable - current -
            related parties                          191,260          191,260

           Notes payable - current                   106,136           86,000
           Notes payable - 8%
            Debenture                                 30,000           30,000
           Related party payables                    274,625          288,448
           Other payables                            158,006          158,006
                                                  ----------       ----------
                  Total current liabilties         1,091,788        1,048,785
                                                  ----------       ----------
           Notes payable - related parties           549,263          549,263
                                                  ----------       ----------
     Total Liabilities                             1,641,051        1,598,048
                                                  ----------       ----------

     Stockholders' Equity
           Common stock, $.00001 par value;
            100,000,000 shares authorized;
            27,887,518 and 25,471,672
            shares issued and outstanding
            at March 31, 2012 and December
            31, 2011 respectively.                       279              254

           Additional paid in capital             11,200,941        9,266,959
           Deficit accumulated during the
            development stage                    (12,799,549)     (10,720,938)
                                                  ----------       ----------
           Total Imagine Media, Ltd.
            stockholders' equity                  (1,598,329)      (1,453,725)

           Noncontrolling interest                   (38,126)         (34,880)
                                                  ----------       ----------

     Total Stockholders' Equity                   (1,636,455)      (1,488,605)
                                                  ----------       ----------
     Total Liabilities and Stockholders'
      Equity                                      $    4,596       $  109,443
                                                  ==========       ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                Transbiotec, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                              Period From
                                               For Three Months Ended        July 19, 2004
                                                      March 31,             (Inception) To
                                                  2012           2011        Mar. 31, 2012
                                             ---------------  -----------  ------------------

   Revenues                                  $         -      $         -  $            -
                                             ---------------  -----------  ------------------
                                                       -                -               -
                                             ---------------  -----------  ------------------
   Operating expenses:
        Amortization & depreciation                  152              699          75,895
        General and administrative             2,031,147          119,733      11,712,386
                                             ---------------  -----------  ------------------
                                               2,031,299          120,432      11,788,281
                                             ---------------  -----------  ------------------
   Gain (loss) from operations                (2,031,299)        (120,432)    (11,788,281)
                                             ---------------  -----------  ------------------
   Other income (expense):
        Gain on sale of fixed asset                4,790                -           4,790
        Interest expense                         (35,212)         (86,007)     (1,010,010)
        Interest expense - beneficial
         conversion feature                      (20,136)               -         (90,136)
                                             ---------------  -----------  ------------------
                                                 (50,558)         (86,007)     (1,095,356)
                                             ---------------  -----------  ------------------
   Income (loss) before provision for
    income taxes                              (2,081,857)        (206,439)    (12,883,637)
   Provision for income tax                            -                -               -
                                             ---------------  -----------  ------------------

   Net income (loss)                          (2,081,857)        (206,439)    (12,883,637)
     Less: Net (income) loss attributable
      to noncontrolling interest                   3,246                -          84,088
                                             ---------------  -----------  ------------------
   Net income (loss) attributable
    to Imagine Media, Ltd.                   $(2,078,611)     $  (206,439) $  (12,799,549)
                                             ===============  ===========  ==================

   Net income (loss) per share (Imagine
    Media, Ltd.)(Basic and fully diluted)    $     (0.08)     $     (0.02)
                                             ===============  ===========

   Weighted average number of
    common shares outstanding                 25,496,925       12,910,083
                                             ===============  ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                                Transbiotec, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                               Period From
                                                                              July 19, 2004
                                                For Three Months Ended         (Inception)
                                                       March 31,                   To
                                                  2012            2011        Mar. 31, 2012
                                             ----------------  ------------  ----------------

   Cash Flows From Operating Activities:
        Net income (loss)                    $   (2,078,611)   $  (206,439)  $  (12,880,391)

        Adjustments to reconcile net loss
         to net cash provided by (used for)
         operating activities:
             Amortization & depreciation                152            699           75,895
             Compensatory equity issuances        1,888,871              -        8,228,188
             Asset write offs                           850              -           38,363
             Accrued payables                        17,293        186,402        2,016,795
             Gain on sale of fixed asset             (4,790)             -           (4,790)
             Note pay. benefical conversion
              expense                                20,136              -          293,700
             Original issue discount -
              interest expense                            -              -           40,000
                                             ----------------  ------------  ----------------
                  Net cash provided by
                   (used for) operating
                   activities                      (156,099)       (19,338)      (2,192,240)
                                             ----------------  ------------  ----------------


   Cash Flows From Investing Activities:
             Proceeds received on sale of
              fixed asset                             4,790              -            4,790
             Fixed asset purchases                     (970)             -          (77,845)
                                             ----------------  ------------  ----------------
                  Net cash provided by
                   (used for) investing
                   activities                         3,820              -          (73,055)
                                             ----------------  ------------  ----------------




                          (Continued On Following Page)

         The accompanying notes are an integral part of the consolidated financial statements.

                                Transbiotec, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                         (Continued From Previous Page)


                                                                               Period From
                                                                              July 19, 2004
                                               For Three Months Ended          (Inception)
                                                      March 31,                    To
                                                 2012             2011        Mar. 31, 2012
                                           ------------------  ------------  ----------------

   Cash Flows From Financing Activities:
             Notes & loans payable -
              borrowings                           19,386           2,845          875,647
             Notes & loans payable -
              payments                                  -          (4,000)         (38,726)
             Repurchase of equity                       -               -         (250,000)
             Equity issuances                      25,000               -        1,678,500
                                           ------------------  ------------  ----------------
                  Net cash provided by
                   (used for) financing
                   activities                      44,386          (1,155)       2,265,421
                                           ------------------  ------------  ----------------

   Net Increase (Decrease) In Cash               (107,893)        (20,493)             126


   Cash At The Beginning Of The Period            108,019          30,695                -
                                           ------------------  ------------  ----------------

   Cash At The End Of The Period           $          126      $   10,202    $         126
                                           ==================  ============  ================

   Schedule Of Non-Cash Investing And Financing Activities

   Compensatory equity issuances           $    1,888,871      $        -    $   8,228,188

   Debt converted to capital               $            -      $        -    $   1,487,875

   Supplemental Disclosure

   Cash paid for interest                  $        4,500      $        -    $      11,735

   Cash paid for income taxes              $            -      $        -    $           -



         The accompanying notes are an integral part of the consolidated financial statements.

                                Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable
-------------------

     The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2012 and 2011 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment
----------------------

     Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

                                Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition
-------------------

     Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date

Advertising costs
-----------------

     Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the three months ended March 31, 2012 and 2011.

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

                                Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Minority Interest (Noncontrolling interest)
-------------------------------------------

     A subsidiary of the Company has minority members, representing ownership interests of 2.46% at March 31, 2012. The Company accounts for these minority, or noncontolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

     During  the three  months  ended  March 31,  2012 and March 31,  2011,  the
Company had payables due to officers for accrued compensation of $27,445 and $140,065 respectively.

     In 2010 an officer converted $325,000 in compensation owed him into 516,750 common shares. During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3. FIXED ASSETS

                                 December 31      December 31      (unaudited)
                                    2010             2011         March 31, 2012
                               ----------------  --------------  ---------------

   Automobile                  $       33,383    $       33,383  $            -
   Office and Lab
   Equipment                           31,896            31,896          31,616

   Furniture & fixtures                11,596            11,596          11,556
                               ----------------  --------------  ---------------
                                       76,875            76,875          43,172

   Less accumulated
    depreciation                      (74,832)          (75,743)        (41,222)
                               ----------------  --------------  ---------------

   Total                       $        2,043    $        1,132  $        1,950
                               ================  ==============  ===============

     Depreciation expense for the three months ended March 31, 2012 and March 31, 2011 was $152 and $699 respectively.

                               Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

                                                December 31       (unaudited)
                                             2010         2011   March 31, 2012
                                             ----         ----   --------------
Note payable to related party, unsecured,
 due 8/3/2012,  interest rate 0%            $  1,950    $  1,950   $     1,950

Note payable to related party, unsecured,
 due 9/17/2008, convertible at holder's
 option at $1 per share, interest rate 10%
 plus agreed upon amounts                   $184,156    $      -   $         -

Note payable to related party, unsecured,
 due 12/15/2013, monthly interest due,
 convertible at holder's option at $2.50
 per share, interest rate 22.1%             $150,000    $      -   $         -

Note payable to related party, unsecured,
 due 05/28/2009, convertible at holder's
 option at $2.50 per share, original issue
 discount of 20%, with interest at $444 per
 day after due date                         $240,000    $      -   $         -

Note payable to related party, unsecured,
 due 07/27/2012,  convertible at holder's
 option at $2.50 per share, interest
 rate 8%                                    $151,929    $      -   $         -

Notes payable to related party, unsecured,
 due 01/29/2011, convertible at holder's
 option at $2.50 per share, interest
 rate 9%                                    $  5,000    $      -   $         -

Notes payable to related party, unsecured,
 due 12/31/2012, interest rate 0%           $ 15,810    $ 11,810   $    11,810

Note payable, unsecured, due 09/15/2012,
 convertible at holder's option at $2.50 per
 TransBioTec share, and any TransBioTec
 shares then converted into Imagine
 Media, LTD. shares at 7.726 shares for 1
 TransBiotec share, interest rate 10%       $      -    $ 16,000   $    16,000

Note payable, unsecured, due 2/8/12,
 quarterly interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 30%                   $      -    $ 10,000   $    10,000

                                Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable, unsecured, due 2/8/12,
 quarterly interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 30%                   $      -    $ 25,000   $    25,000

Note payable, unsecured, due 2/17/12,
 quarterly Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 30%                   $      -    $ 25,000   $    25,000

Note payable, unsecured, due 2/18/12,
 quarterly Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 30%                   $      -    $ 10,000   $    10,000

Note payable, unsecured, due 2/8/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 18%                   $      -    $      -   $       750

Note payable, unsecured, due 2/8/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 18%                   $      -    $      -   $     1,875

Note payable, unsecured, due 2/15/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 12%                   $      -    $      -   $     2,500

Note payable, unsecured, due 2/20/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 12%                   $      -    $      -   $     3,750

Note payable, unsecured, due 2/21/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 12%                   $      -    $      -   $     2,625

Note payable, unsecured, due 3/20/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 12%                   $      -    $      -   $     5,433

Note payable, unsecured, due 3/22/13,
 annually Interest due, convertible at
 holder's option at $0.3235688 per IMLE
 share, interest rate 12%                   $      -    $      -   $     3,203

                                Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note payable to related party, unsecured,
  lien against company assets, $731,763,
  5-years at 0% simple interest, due
  7/1/2016, payment amounts vary each
  month.                                    $      -    $726,763   $   726,763
                                            ---------   --------   -----------

                                            $748,845    $826,523   $   876,659

Less current portion                        (594,966)   (277,260)     (327,396)

 Long-term portion                          $153,879    $ 49,263   $   549,263
                                            ========    ========   ===========


Required principal payments from December 31, 2012 forward are as follows:

                              2012   $   327,396
                              2013   $   185,375
                              2014   $   196,881
                              2015   $   123,709
                              2016   $    43,298
                                     -----------
                                     $   876,659
                                     ===========

Interest expense under notes payable in for the three months ended March 31, 2012 and March 31, 2011 was $23,960 and $56,177 respectively.

     During the three months ended March 31, 2012 and March 31, 2011 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $20,136 and none, respectively.

   Convertible debenture payable to
    unrelated party, unsecured, due
    04/1/2009, convertible at holder's
    option at $.25 per share, interest
    rate 8% Default interest rate 12%     $  30,000    $  30,000   $    30,000

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

                               Transbiotec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company covers option exercises by issuing new shares.

     The Company's stock option activity is described below.

Non-employee stock options
--------------------------

     At the beginning of 2010 the Company had 10,000 non-employee stock options outstanding in the Company's subsidiary TransBiotec, Inc. During 2010 the Company granted 22,500 options for services, allowing the holder to purchase one share of common stock per option, with 22,500 options exercisable immediately at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. During 2010 no options were exercised, and no options expired, leaving a 2010 year end outstanding balance of 32,500 non-employee stock options. The fair value of the 22,500 options granted in 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.08% - 2.67%, dividend yield of 0% expected, the Company lives of 2 - 5 years, volatility of 100% incurred and recorded compensation expense under these stock option grants of $53,262 in 2010. During the year ended December 31, 2011 10,000 options were exercised, and no options expired, leaving a December 31, 2011 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. During the three months ended March 31, 2012 no options were exercised, and no options expired, leaving a March 31, 2012 outstanding balance of 22,500 non-employee stock options. All of these options are for the stock of the Company's subsidiary. The parent company has no stock options outstanding. NOTE

7. GOING CONCERN

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

     In January 2012 the Company completed its acquisition of TransBiotec, Inc. ("TBT") a California corporation.

     As a result of the acquisition, TBT's business is that of the Company's, and, unless otherwise indicated, any references to the Company include the business and operations of TBT.

     The Company, now headquartered in Seal Beach, California, has developed and patented a high technology, state-of-the-art transdermal sensor system, that detects blood alcohol levels through a person's skin. Ethanol is produced as alcohol is ingested and metabolized in the body. The system senses ethanol excreted through perspiration. A person places their finger on the sensor, and within 5-8 seconds, the sensor will detect the ethanol level. A signal can then be sent to output devices that control the ignition in a vehicle to prevent it from starting. The system can also communicate with other devices such as a GPS unit, or cell phone.

     The Company's system is unobtrusive, accurate, reliable, durable, low cost, easier to use and faster than the current breathalyzer applications. The Company has completed its beta testing of the sensor and is currently developing its manufacturing capability.

     Initially, the Company intends to offer its sensor only for commercial vehicle applications. Later, the Company plans to market its sensor to the public for use in automobiles, SUV's, RV's, boats and other vehicles.

     The following discussion:

     o    summarizes the Company's plan of operation; and

     o analyzes the Company's financial condition and the results of its operations for the three months ended March 31, 2012.

     This discussion and analysis should be read in conjunction with the Company's financial statements included as an exhibit to this report.

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

     The Company's sources and (uses) of funds for the three months ended March 31, 2012 and 2011 are shown below:

                                      Three Months ended March 31,
                                      ----------------------------
                                       2012                2011
                                       ----                ----
Net cash provided by
 (used for) operations              (156,099)           (19,338)

Sale of equipment                      4,790                 --

Purchase of equipment                   (970)                --

Loans, net of loan repayments         19,386             (1,155)

Sale of stock                         25,000                 --

Cash on hand at
 beginning of the period             107,893             20,493

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

     Material changes in the Company's Statement of Operations for the three months ended March 31, 2012 as compared to the same period in the prior year are discussed below:

                                    Increase (I)
Item                              or Decrease (D)  Reason
----                              ---------------  ------
Professional and Subcontractor Fee     (I)         Product Development Costs

Research and Product Development       (I)         Purchase of materials

Salary and Wages                       (I)         Hiring two sales
                                                   representatives and a
                                                   scientist.

Travel                                 (I)         Travel required in
                                                   connection with the
                                                   acquisition of TBT.

Advertising                            (I)         Web   Site    design   and
                                                   marketing materials

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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




                                    TRANSBIOTEC, INC.


May 16, 2012                        By: /s/ Charles Bennington
                                        -----------------------------------
                                        Charles Bennington, Principal Executive,
                                        Financial and Accounting Officer