Form 10-Q
period 2012-06-30
TransBiotec, Inc.
filed 2012-08-14
CIK 1425627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) of The Securities
                              Exchange Act Of 1934

                  For the quarterly period ended June 30, 2012

   |_| Transition Report Under Section 13 or 15(d) of The Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-53316

                                TRANSBIOTEC, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       26-0731818
 --------------------------------          ------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                        3030 Old Ranch Parkway, Suite 350
                              Seal Beach, CA 90740
                          ---------------------------
          (Address of principal executive offices, including Zip Code)

                                 (562) 280-0483
                             ----------------------
                (Issuer's telephone number, including area code)

                       -----------------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer      [ ]         Accelerated filer         [ ]

Non-accelerated filer        [ ]         Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,150,427 shares of common stock as of August 14, 2012.

                                TransbioTec, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                               June. 30, 2012
                                                 (unaudited)     Dec. 31, 2011
                                               --------------    -------------
   ASSETS
       Cash                                    $       215       $    108,019
       Due from Triumph Capital                        100                100
       Prepaid expenses                              2,127                192
                                               --------------    -------------
          Total current assets                       2,442            108,311
                                               --------------    -------------
       Fixed assets - net                            1,799              1,132
                                               --------------    -------------
     Total Assets                              $     4,241       $    109,443
                                               ==============    =============
   LIABILITIES & STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable                        $   237,952       $    207,660
       Accrued interest payable                    117,763             87,411
       Notes payable - current - related
        parties                                    381,635            191,260
       Notes payable - current                     214,159             86,000
       Note discount                               (28,023)
       Notes payable - 8% Debenture                      -             30,000
       Related party payables                      286,501            288,448
       Other payables                              157,988            158,006
                                               --------------    -------------
         Total current liabilities               1,367,975          1,048,785
                                               --------------    -------------
       Notes payable - related parties             330,865            549,263
                                               --------------    -------------
     Total Liabilities                           1,698,840          1,598,048
                                               --------------    -------------
     Stockholders' Equity
       Common stock, $.00001 par value;
        100,000,000 shares authorized;
        28,150,427 and 25,471,672
        shares issued and outstanding
        at June 30, 2012 and December
        31, 2011 respectively.                         282                254
       Additional paid in capital               11,345,996          9,266,959
        Deficit accumulated during the
         development stage                     (13,000,823)       (10,720,938)
                                               --------------    -------------
        Total Transbiotec
         stockholders' equity                   (1,654,545)        (1,453,725)
        Noncontrolling interest                    (40,054)           (34,880)
                                               --------------    -------------
     Total Stockholders' Equity                 (1,694,599)        (1,488,605)
                                               --------------    -------------
     Total Liabilities and Stockholders'
      Equity                                   $     4,241        $   109,443
                                               ==============    =============

         The accompanying notes are an integral part of the consolidated financial statements.


                                                         TransbioTec, Inc.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                               Period From
                                                For Three Months Ended         For Six Months Ended           July 19, 2004
                                                       June 30,                      June 30,                (Inception) To
                                                 2012           2011           2012            2011           June 30, 2012
                                             -------------- -------------- --------------  -------------    ------------------

   Revenues                                  $           -  $           -  $           -   $           -    $           -
                                             -------------- -------------- --------------  -------------    ------------------
                                                         -              -              -               -                -
                                             -------------- -------------- --------------  -------------    ------------------
   Operating expenses:
        Amortization & depreciation                      -             71            151             770           75,895
        General and administrative                 145,699         90,871      2,176,847         150,062       11,858,085
                                             -------------- -------------- --------------  -------------    ------------------
                                                   145,699         90,942      2,176,998         150,832       11,933,980
                                             -------------- -------------- --------------  -------------    ------------------
   Gain (loss) from operations                    (145,699)       (90,942)    (2,176,998)       (150,832)     (11,933,980)
                                             -------------- -------------- --------------  -------------    ------------------
   Other income (expense):
        Gain on sale of fixed asset                      -              -          4,790               -            4,790
        Interest expense                           (20,777)       (53,835)       (48,680)        (12,449)      (1,0023,645)
        Interest expense - beneficial
         conversion feature                        (44,035)             -        (64,171)              -         (134,171)
                                             -------------- --------------  -------------    ------------------ -----------
                                                   (64,812)       (53,835)      (108,061)       (112,449)      (1,153,026)
                                             -------------- -------------- --------------  -------------    ------------------
   Income (loss) before provision for
    income taxes                                  (210,511)      (144,777)    (2,285,059)       (263,281)     (13,087,006)
   Provision for income tax                              -              -              -               -                -
                                             -------------- -------------- --------------  -------------    ------------------
   Net income (loss)                              (210,511)      (144,777)    (2,285,059)       (263,281)     (13,087,006)
     Less: Net (income) loss attributable
      to noncontrolling interest                     2,095              -          5,174               -           86,183
                                             -------------- -------------- --------------  -------------    ------------------
   Net income (loss) attributable to
    Transbiotec                              $    (208,416) $    (144,777) $  (2,279,885)  $    (263,281)   $(13,000,823)
                                             ============== ============== ==============  =============    ==================
   Net income (loss) per share
    (Basic and fully diluted)                $       (0.01) $       (0.02) $       (0.08)  $       (0.03)
                                             ============== ============== ==============  =============
   Weighted average number of
    common shares outstanding                   28,007,094      9,309,450     26,952,017       9,309,450
                                             ============== ============== ==============  =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                         TransbioTec, Inc.
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Period From
                                                                         July 19, 2004
                                                For Six Months Ended     (Inception)
                                                       June 30,               To
                                                 2012          2011      June 30. 2012
                                             -------------  -----------  --------------

   Cash Flows From Operating Activities:

     Net income (loss)                       $(2,285,059)   $ (263,281)   (13,094,148)

     Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities:
        Amortization & depreciation                  303           770         76,046

        Compensatory equity issuances          1,888,871             -      8,228,188

        Asset write offs                             850             -         38,363

        Accrued payables                           3,621       131,768      1,917,107
        Gain on sale of fixed asset               (4,790)            -         (4,790)
        Note payable/ beneficial
         conversion expense                       92,194             -        365,758
        Original issue discount -
         interest expense                              -             -         40,000
                                             -------------  -----------  --------------
           Net cash provided by (used
            for) operating activities           (304,010)     (130,743)    (2,340,151)
                                             -------------  -----------  --------------


   Cash Flows From Investing Activities:
        Proceeds received on sale of
         fixed asset                               4,790             -          4,790

        Fixed asset purchases                       (970)            -        (77,845)
                                             -------------  -----------  --------------
        Net cash provided by (used
         for) investing activities                 3,820             -        (73,055)
                                             -------------  -----------  --------------


         The accompanying notes are an integral part of the consolidated financial statements.

                          (Continued On Following Page)

                                TransbioTec, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)



                                                                          Period From
                                                                         July 19, 2004
                                                For Six Months Ended     (Inception)
                                                       June 30,               To
                                                 2012          2011      June 30. 2012
                                             -------------  -----------  --------------

   Cash Flows From Financing Activities:
        Notes & loans payable -
         borrowings                               94,386         2,845        950,647
        Notes & loans payable -
         payments                                      -        (6,500)       (38,726)
        Repurchase of equity                           -       (24,688)      (250,000)
        Equity issuances                          98,000       172,812      1,751,500
                                             -------------  -----------  --------------
           Net cash provided
            by (used for) financing
            activities                           192,386       144,469      2,413,421
                                             -------------  -----------  --------------

   Net Increase (Decrease) In Cash              (107,804)       13,726            215


   Cash At The Beginning Of The Period           108,019        30,695              -
                                             -------------  -----------  --------------

   Cash At The End Of The Period             $       215    $   44,421   $        215
                                             =============  ===========  ==============


   Schedule Of Non-Cash Investing And Financing Activities
$
   Compensatory equity issuances             $ 1,888,871    $        -   $  8,228,188

   Debt converted to capital                 $    43,000    $  433,669   $  1,530,875

   Supplemental Disclosure

   Cash paid for interest                    $     4,500    $      563   $     11,735

   Cash paid for income taxes                $         -    $        -   $          -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                TransBioTec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Imagine Media, LTD. was incorporated in August 2007 in the State of Delaware. TransBioTec, Inc. was formed in the state of California in July 2004. Effective September 19, 2011 Imagine Media, LTD. was acquired by TransBioTec, Inc. in a transaction classified as a reverse acquisition. In January 2012 Imagine Media, LTD. changed its name to TransBioTec, Inc., resulting in a parent company and subsidiary of the same name. The financial statements represent the activity of TransBioTec, Inc. from July 19, 2004 forward, and the consolidated activity of Imagine Media, LTD. and TransBioTec, Inc. from September 19, 2011 forward.
Imagine Media, LTD. and TransBioTec, Inc. are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

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

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2012, and 2011 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

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

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the six months ended June 30, 2012 or 2011.

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

Minority Interest (Noncontrolling Interest)
-------------------------------------------

A subsidiary of the Company has minority members, representing ownership interests of 2.46% at June 30, 2012. The Company accounts for these minority, or noncontolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012 and June 30, 2011, the Company had payables due to officers for accrued compensation of $33,445 and $157,827 respectively.

In 2010 an officer converted $325,000 in compensation owed him into 516,750 common shares. During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

                                TransBioTec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                               December 31,
                                       ------------------------   (Unaudited)
                                           2010          2011    June 30, 2012
                                       ----------     ---------  -------------

Automobile                             $   33,383     $  33,383      $      -
Office and Lab Equipment                   31,896        31,896        31,616
Furniture and fixtures                     11,596        11,596        11,556
                                       ----------     ---------      --------
                                           76,875        76,875        43,172
Less accumulated depreciation             (74,832)      (75,743)      (41,373)
                                       ----------     ---------      --------
Total                                  $    2,043     $   1,132      $  1,799
                                       ==========     =========      ========


Depreciation expense for the six months ended June 30, 2012 and June 30, 2011 was $152 and $770 respectively.

NOTE 4. NOTES PAYABLE



                                 December 31,   December 31,      (Unaudited)
                                 ------------   ------------      -----------
                                     2010            2011        June 30, 2012
                                     ----            ----        -------------


Note payable to related party,
unsecured, due 8/3/2012,            $1,950          $1,950         $1,950
interest rate 0%

Note payable to related party,    $184,156                -             -
unsecured, due 9/17/2008,
convertible at holder's option
at $1 per share,
interest rate 10% plus agreed
upon amounts

Note payable to related party,    $150,000                -             -
unsecured, due 12/15/2013,
monthly interest due,
convertible at holder's option
at $2.50 per share,
interest rate 22.1%

Note payable to related party,    $240,000                -             -
unsecured, due 05/28/2009,
convertible at holder's option
at $2.50 per share,
original   issue   discount  of
20%, with interest at
$444 per day after due date

Note payable to related party,    $151,929                -             -
unsecured, due 07/27/2012,
convertible at holder's option
at $2.50 per share,
interest rate 8%

Notes payable to related            $5,000                -             -
parties, unsecured, due
01/29/2011, convertible
at holder's option at $2.50
per share, interest rate 9%

Notes payable to  related          $15,810          $11,810       $11,810
parties, unsecured, due
12/31/2012, interest rate 0%

Note payable to related party,           -          $16,000       $16,000
unsecured, due 09/15/2012,
convertible at holder's option
at $2.50 per  TransBioTec
share.

Note payable to related party,          -           $10,000        $10,000
lien against company assets,
unsecured, due 2/8/12,
quarterly interest
due, convertible at holder's
option at $0.3235688 per IMLE
share, interest rate 30%

Note payable to related party,
lien against company assets,            -           $25,000        $25,000
unsecured, due 2/8/12,
quarterly interest due,
convertible at holder's option
at $0.3235688 per IMLE share,
interest rate 30%

Note payable to related party,          -           $25,000        $25,000
lien against company assets,
unsecured, due 2/17/12,
quarterly interest due,
convertible at holder's option
at $0.3235688 per IMLE share,
interest rate 30%

Note payable to related party,
lien against company assets,            -           $10,000        $10,000
unsecured, due 2/18/12,
quarterly interest due,
convertible at holder's option
at $0.3235688 per IMLE share,
interest rate 30%

Note payable to related party,
unsecured, due 2/18/13, annual          -                 -           $750
interest due, convertible at
holder's option at $0.3235688
per IMLE share, interest rate
18%

Note payable to related party,          -                 -         $6,875
unsecured, due 2/18/13, annual
interest due, convertible at
holder's option at $0.3235688
per IMLE share, interest rate
18%

Note payable to related party,          -                 -         $2,500
unsecured, due 2/15/13, annual
interest due, convertible at
holder's option at $0.3235688
per IMLE share, interest rate
12%

Note payable to related party,          -                 -         $3,750
unsecured, due 2/20/13,
annual interest due, convertible
at holder's option at $0.3235688
per IMLE share, interest rate 12%

Note payable to related party,          -                 -         $2,625
unsecured, due 2/21/13, annual
interest due, convertible at
holder's option at $0.3235688
per IMLE share, interest rate
12%

Note payable to related party,          -                 -         $5,433
unsecured, due 3/20/13, annual
interest due, convertible at
holder's option at $0.3235688
per IMLE share, interest rate
12%

Note payable to related party,          -                 -         $3,203
unsecured, due 3/22/13, annual
interest due, convertible at
holder's option at $0.3235688
per IMLE share, interest rate
12%

Note payable to related party,          -                 -        $37,500
lien against company assets,
unsecured, due 1/05/13, annual
interest due, convertible at
holder's option at 51% of
market as defined, interest
rate 8%, conversion limited to
total beneficial ownership of
4.99%

Note payable to related party,          -                 -        $37,500
lien against company assets,
unsecured, due 2/25/13, annual
interest due, convertible at
holder's option at 51% of
market as defined, interest
rate 8%, conversion limited to
total beneficial ownership of
4.99%

Note payable to related party,          -                 -       $726,763
unsecured, lien against
company assets, $731,763, 5-years
at 0% simple interest, due
7/1/2016, payment
amounts vary each month.

                                $ 748,845         $ 826,523       $926,659
Less Note discounts                     -                 -        (28,023)
Less current portion             (594,966)         (277,260)      (567,771)
                                ---------         ---------       --------

Long-term portion               $153,879          $ 549,263       $330,865
                                ========          =========       ========

Required principal payments from December 31, 2011 forward are as follows:

                  2012               $ 282,260
                  2013               $ 285,511
                  2014               $ 196,881
                  2015               $ 123,709
                  2016               $  38,298
                                     ---------
                                     $ 926,659

Interest expense under notes payable for the six months ended June 30, 2012 and June 30, 2011 was $40,788 and $107,575, respectively.

During the six months ended June 30, 2012 and June 30, 2011 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $64,171 and none, respectively.

Convertible debenture payable
to unrelated party, unsecured,
due 04/1/2009, convertible at
holder's option at $.25 per
share, interest rate 8% Default
interest rate 12%                $ 30,000         $  30,000       $      -

                                TransBioTec, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During the six months ended June 30, 2012, 10,000 options were exercised, and no options expired, leaving a June 30, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from July 2012 through January 2015.

                                TransBioTec, Inc.
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK OPTIONS (cont'd)

Employee stock options
----------------------

The Company had no outstanding employee stock options in 2010 or 2011, or during the six months ended June 30, 2012.

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

     The following discussion:

          o    summarizes the Company's plan of operation; and

          o analyzes the Company's financial condition and the results of its operations for the six months ended June 30, 2012.

     This discussion and analysis should be read in conjunction with the Company's financial statements included as an exhibit to this report.

Plan of Operation and Capital Requirements
------------------------------------------

     The Company's plan of operations is as follows:

                                                       Projected      Estimated
   Activity                                          Completion Date     Cost
   --------                                          ---------------     ----

   Develop relationship with initial customers
   willing to work with Company in refining SOBR.
   Will discount price for units sold to customers
   who partner with Company in this phase.
   Identify add-on features that may appeal to
   customers. Complete design of printed circuit
   boards and injection molding tools. Sales target
   of 500 units.                                      December 2012    $160,000

   Outsource manufacturing, packaging and shipping.
   Complete joint venture agreement with GPS partner.
   Develop add-on features such as cameras, GPS and
   radio interfaces, and a fingerprint reader which
   would allow the SOBR to determine the driver's
   identity and blood alcohol content at the same
   time.  Improve production capability to 1,000
   units per month.                                   February 2013    $370,000

   Improve manufacturing capability to 10,000
   units per month.                                       June 2013    $370,000

     The Company will maintain its research and development efforts with a goal of continuously improving the SOBR.

     The Company's sources and (uses) of funds for the six months ended June 30, 2012 and 2011 are shown below:

                                             For the six months ended
                                             ------------------------
                                                    June 30,
                                                    --------
                                             2012                2011
                                             ----                ----

Net cash provided by (used for)
  operations                              $(304,010)          $(130,743)

Sale of equipment                         $   4,790           $       -

Purchase of equipment                     $    (970)          $       -

Loans, net of loan repayments             $  94,386           $  (3,655)

Repurchase of common stock                $      --           $ (24,688)

Sale of stock                             $  98,000           $ 172,812

Cash on hand at beginning of the
 period                                   $ 107,804           $       -


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

     Material changes in the Company's Statement of Operations for the three and six months ended June 30, 2012 as compared to the same periods in the prior year are discussed below:

                                      Increase (I)
Item                                or Decrease (D)  Reason
----                                ---------------  ------

General and Administrative Expenses        I         Value of  shares  issued to
                                                     financial consultant.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2012, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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




                                      TRANSBIOTEC, INC.


August 14, 2012                        By: /s/ Scott Painter
                                           ----------------------------------
                                           Scott Painter, Principal Executive,
                                           Financial and Accounting Officer