Form 10-Q
period 2012-09-30
TransBiotec, Inc.
filed 2012-11-19
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  000-53316

TRANSBIOTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

194 Marina Drive, Suite 202 Long Beach, CA	90803
(Address of principal executive offices)	(Zip Code)

(562) 280-0483
Registrant’s telephone number, including area code

3030 Old Ranch Parkway, Suite 350 Seal Beach, CA 90740
(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2012, there were 33,115,579 shares of common stock, $0.00001 par value, issued and outstanding.

TRANSBIOTEC, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1   Financial Statements

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2012 and 2011 follow.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30, 2012	Dec 31, 2011
ASSETS	(unaudited)	(audited)
Current assets
Cash	$2,836	$108,019
Due from Triumph Capital	-	100
Prepaid expenses	698	192
Total current assets	3,634	108,311
Fixed assets - net	1,647	1,132
Patents & trademarks	450
Total Assets	$5,631	$109,443

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$230,296	$207,660
Accrued interest payable	135,293	87,411
Notes payable - current - related parties	381,635	191,260
Notes payable - current	225,136	86,000
Note discount	(38,433)
Notes payable - 8% Debenture	-	30,000
Related party payables	336,986	288,448
Other payables	157,988	158,006
Total current liabilities	1,428,901	1,048,785
Notes payable - related parties	358,888	549,263
Total Liabilities	1,787,789	1,598,048
Stockholders' Equity
Common stock, $.00001 par value; 100,000,000 shares authorized; 28,356,985 and 25,471,672 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively.	284	254
Additional paid in capital	11,455,338	9,266,959
Deficit accumulated during the development stage	(13,195,409)	(10,720,938)

Total Imagine Media, Ltd. stockholders' equity	(1,739,787)	(1,453,725)
Noncontrolling interest	(42,371)	(34,880)
Total Stockholders' Equity	(1,782,158)	(1,488,605)
Total Liabilities and Stockholders' Equity	$5,631	$109,443

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
	For Three Months Ended		For Nine Months Ended		July 19, 2004
	September 30,		September 30,		(Inception) To
	2012	2011	2012	2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-
Operating expenses:
Amortization & depreciation	152	198	303	971	76,047
General and administrative	138,199	200,613	2,315,046	350,883	11,996,284
	138,351	200,816	2,315,349	351,854	12,072,331
Gain (loss) from operations	(138,351)	(200,816)	(2,315,349)	(351,854)	(12,072,331)
Other income (expense):
Gain on sale of fixed asset	-	-	4,790	-	4,790
Interest expense	(20,704)	(53,835)	(69,384)	(106,838)	(1,044,349)
Interest expense - beneficial conversion feature	(38,217)	-	(102,388)	-	(172,388)
	(58,921)	(53,835)	(166,982)	(106,838)	(1,211,947)
Income (loss) before provision for income taxes	(197,272)	(3,288)	(2,482,331)	(458,692)	(13,284,278)
Provision for income tax	-	-	-	-	-
Net income (loss)	(197,272)	(204,104)	(2,482,331)	(458,692)	(13,284,278)
Less: Net (income) loss attributable to noncontrolling interest	2,686	-	7,860	-	88,869
Net income (loss)
	$(194,586)	$(204,104)	$(2,474,471)	$(458,692)	$(13,195,409)
Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.02)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding	28,250,526	12,288,149	27,384,853	12,450,218

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			July 19, 2004
	For Nine Months Ended		(Inception) To
	September 30,		September 30,
	2012	2011	2012

Cash Flows From Operating Activities:
Net income (loss)	$(2,474,471)	$(458,692)	$(13,195,409)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	303	970	76,046
Compensatory equity issuances	1,898,957	-	8,238,274
Asset write offs	850	-	38,363
Accrued payables	89,941	48,135	2,002,929
Gain on sale of fixed asset	(4,790)	-	(4,790)
Note payable/ beneficial conversion expense	140,821	(267,276)	414,385
Original issue discount - interest expense	-	-	40,000
Net cash provided by (used for) operating activities	(348,389)	(676,863)	(2,390,202)
Cash Flows From Investing Activities:
Proceeds received on sale of fixed asset	4,790	-	4,790
Fixed asset purchases	(970)	4,059	(77,845)
Net cash provided by (used for)
investing activities	3,820	4,059	(73,055)
Cash Flows From Financing Activities:
Notes & loans payable - borrowings	149,386	16,000	1,005,647
Notes & loans payable - payments	-	(2,500)	(38,726)
Repurchase of equity	-	-	(250,000)
Equity issuances	90,000	636,718	1,743,500
financing activities	239,386	650,218	2,460,421

Net Increase (Decrease) In Cash	(105,183)	(22,586)	2,836

Cash At The Beginning Of The Period	108,019	30,695	-

Cash At The End Of The Period	$2,836	$8,109	$2,836

Schedule Of Non-Cash Investing And Financing Activities

Compensatory equity issuances	$1,898,957	$-	$8,238,274
Debt converted to capital	$59,000	$1,072,068	$1,546,875

Supplemental Disclosure

Cash paid for interest	$6,375	$-	$13,610
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Imagine Media, LTD. was incorporated in August 2007 in the State of Delaware. TransBiotec, Inc. (“TBT”) was formed in the state of California in July 2004.  Effective September 19, 2011, Imagine Media, LTD. acquired TBT in a transaction that was accounted for as a reverse acquisition. In January 2012 Imagine Media, LTD. changed its name to TransBiotec, Inc., resulting in a parent company and subsidiary of the same name.  The financial statements represent the activity of TBT from July 19, 2004 forward, and the consolidated activity of TransBiotec, Inc. and TBT from September 19, 2011 forward. TransBiotec, Inc.  and TBT are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which can include an ignition interlock in the vehicle version of the system. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

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

Accounts receivable
The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2012, and 2011 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment
Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition
Revenue is recognized on an accrual basis as earned under contract terms.  The Company has had no revenues to date

Advertising costs
Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the nine months ended September 30, 2012 or 2011.

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

Financial Instruments
The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

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

Minority Interest (Noncontrolling Interest)
A subsidiary of the Company has minority members, representing ownership interests of 2.46% at September 30, 2012. The Company accounts for these minority, or noncontolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012 and September 30, 2011, the Company had payables due to officers for accrued compensation of $79,199 and $10,565 respectively.

In 2010 an officer converted $325,000 in compensation owed him into 516,750 common shares. During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,		(Unaudited)September 30,
	2010	2011	2012

Automobile	$33,383	$33,383	$-
Office and Lab Equipment	31,896	31,896	31,616
Furniture and fixtures	11,596	11,596	11,556
	76,875	76,875	43,172
Less accumulated depreciation	(74,832)	(75,743)	(41,525)
Total	$2,043	$1,132	$1,647

Depreciation expense for the nine months ended September 30, 2012 and September 30, 2011 was $152 and $770 respectively.

NOTE 4. NOTES PAYABLE

	December 31, 2010	December 31, 2011	(Unaudited) September 30, 2012

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950	$1,950

Note payable to related party, unsecured, due 9/17/2008, convertible at holder’s optionat $1 per share, interest rate 10% plus agreed upon amounts	$184,156	-	-

Note payable to related party, unsecured, due 12/15/2013, monthly interest due, convertible at holder’s option at $2.50 per share, interest rate 22.1%	$150,000	-	-

Note payable to related party, unsecured, due 05/28/2009, convertible at holder’s option at $2.50 per share, original issue discount of 20%, with interest at $444 per day after due date	$240,000	-	-

Note payable to related party, unsecured, due 07/27/2012, convertible at holder’s option at $2.50 per share, interest rate 8%	$151,929	-	-

Notes payable to related parties, unsecured, due 01/29/2011, convertible at holder’s option at $2.50 per share, interest rate 9%	$5,000	-	-

Notes payable to related parties, unsecured, due 12/31/2012, interest rate 0%	$15,810	$11,810	$11,810

Note payable to non-related party, unsecured, due 09/15/2012, convertible at holder’s option at $2.50 per TransBiotec share.	-	$16,000	-

Note payable to related party, lien against company assets, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 30%	-	$10,000	$10,000

Note payable to related party, lien against company assets, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 30%	-	$25,000	$25,000

Note payable to related party, lien against company assets, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 30%	-	$25,000	$25,000

Note payable to related party, lien against company assets, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 30%	-	$10,000	$10,000

Note payable to related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 18%	-	-	$750

Note payable to related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 18%	-	-	$6,875

Note payable to related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 12%	-	-	$2,500

Note payable to related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 12%	-	-	$3,750

Note payable to related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 12%	-	-	$2,625

Note payable to related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 12%	-	-	$5,433

Note payable to related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per IMLE share, interest rate 12%	-	-	$3,203

Note payable to related party, lien against company assets, unsecured, due 1/05/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	-	$37,500

Note payable to related party, lien against company assets, unsecured, due 2/25/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	-	$37,500

Note payable to related party, unsecured, lien against company assets, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month.	-	$726,763	$726,763

Note payable to related party, lien against company assets, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	-	$35,000

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TransBiotec share.	-	-	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%.	-	-	$5,000

	$748,845	$826,523	$965,659
Less current portion	(594,966)	(277,260)	(606,771)
Long-term portion	$153,879	$549,263	$358,888

Required principal payments from December 31, 2011 forward are as follows:

2012	$266,260
2013	$340,511
2014	$196,881
2015	$123,709
2016	$38,298
$965,659

Interest expense under notes payable for the nine months ended September 30, 2012 and September 30, 2011 was $56,938 and $106,838, respectively.

During the nine months ended September 30, 2012 and September 30, 2011 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $102,388 and none, respectively.

Convertible debenture payable to unrelated party, unsecured, due 04/1/2009, convertible at holder’s option at $.25 per share,
interest rate 8% Default interest rate 12%	$30,000	$30,000	$-

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

The Company’s stock option activity is described below.

Non-employee stock options

At the beginning of 2010 the Company had 10,000 non-employee stock options outstanding in the Company’s subsidiary TransBiotec, Inc. During 2010 the Company granted 22,500 options for services, allowing the holder to purchase one share of common stock per option, with 22,500 options exercisable immediately at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. During 2011 no options were exercised, and no options expired, leaving a 2010 year end outstanding balance of 32,500 non-employee stock options. The fair value of the 22,500 options granted in 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.08% - 2.67%, dividend yield of 0%, expected lives of 2 - 5 years, volatility of 100%. The Company incurred and recorded compensation expense under these stock option grants of $53,262 in 2010.

During the nine months ended September 30, 2012, 10,000 options were exercised, and no options expired, leaving a September 30, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from October 2012 through January 2015.

Employee stock options

The Company had no outstanding employee stock options in 2010 or 2011, or during the nine months ended September 30, 2012.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are a development stage company in the process of developing an alcohol detection device called “SOBR”.  The device is a patented system for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration.  Once SOBR is developed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible  ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem.

We have developed a marketing plan that our management believes will gain market recognition for the SOBR device, primarily through trade shows, industry publications, general solicitation, social media, and public relations, as well as hopefully generating the demand for the SOBR device through the use of selling groups, such as channel sales, distributors,  and independent sales contractors.  We believe the primary market for the in-vehicle SOBR device initially is the commercial vehicle market, such as trucking companies, taxi cab companies, limousine companies, and bus companies.  Many of these companies have a significant financial interest in eliminating drunk drivers from their operations.  Secondarily, individuals may desire to monitor a family member's vehicle, such as an automobile operated by a minor or a family member with a past alcohol issue.

We believe the primarily market for the portable SOBR device is its use by companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave.

We are currently performing beta testing of SOBR.

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned its business plan in January 2009. On September 19, 2011 we acquired approximately 52% of the outstanding shares of TBT from TBT's directors, in exchange for 12,416,462 shares of our common stock.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock.

Between the acquisitions in September 2011 and January 2012 we own approximately 97% of the outstanding shares of TBT.

As a result of the acquisition, TBT's business is our business, and, unless otherwise indicated, any references to we or us, include the business and operations of TBT.

TBT as the accounting acquirer in the transaction recorded the acquisition as the issuance of stock for our net monetary assets accompanied by a recapitalization. This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.

We have developed and patented a high technology, state-of-the-art transdermal sensing device that detects blood alcohol levels through a person's skin.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2011.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Results of Operations for Three Months ended September 30, 2012 compared to Three Months ended September 30, 2011

Summary of Results of Operations

	Three Months Ended September 30,		Period from July 19, 2004 (Inception) to
	2012	2011	Sept. 30, 2012

Revenue	$-	$-	-

Operating expenses:

General and administrative	138,199	200,613	11,996,284
Amortization and Depreciation	152	198	76,047
Total expenses	138,351	200,816	12,072,331

Operating loss	(138,351)	(200,816)	(12,072,331)

Interest expense	(20,704)	(53,835)	(1,044,349)
Interest expense – beneficial conversion feature	(38,217)	-	(172,388)

Net loss	$(194,586)	$(204,104)	(13,195,409)

Operating Loss; Net Loss

Our net loss decreased by $9,518, from ($204,104) to ($194,586), from the three months ended September 30, 2011 compared to September 30, 2012.  Our operating loss decreased by $62,465, from ($200,816) to ($138,351) for the same period.  The decrease in operating loss and net loss compared to the prior year period is primarily a result of our decrease in general and administrative expenses, offset partially in our net loss by an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments.  These changes are detailed below.

Revenue.

We have not had any revenues since our inception.  Prior to September 2011 we were a company involved in publishing and distributing Image Magazine.  Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology.  Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fiscal year ended December 31, 2012.

General and Administrative Expenses.

General and administrative expenses decreased by $62,414, from $200,613 for the three months ended September 30, 2011 to $138,199 for the three months ended September 30, 2012, primarily due to a decrease in our payroll, as a result of laying off some of our employees and decreased business travel.

Interest Income/Expense; Net.

Interest expense, net increased from $53,835 for the three months ended September 30, 2011 to $58,921 for the three months ended September 30, 2012.  In the three months ended September 30, 2012 our interest expenses includes a beneficial conversion feature of $38,217 related to a convertible debenture.

Results of Operations for Nine Months ended September 30, 2012 compared to Nine Months ended September 30, 2011

Summary of Results of Operations

	Nine Months Ended September 30,		Period from July 19, 2004 (Inception) to
	2012	2011	Sept. 30, 2012

Revenue	$-	$-	-

Operating expenses:

General and administrative	2,315,046	350,883	11,996,284
Amortization and Depreciation	303	971	76,047
Total expenses	2,315,349	351,854	12,072,331

Operating loss	(2,315,349)	(351,854)	(12,072,331)

Interest expense	(69,384)	(106,838)	(1,044,349)
Interest expense – beneficial conversion feature	(102,388)	-	(172,388)

Net loss	$(2,474,471)	$(458,692)	(13,195,409)

Operating Loss; Net Loss

Our net loss increased by $2,015,779, from ($458,692) to ($2,474,471), from the nine months ended September 30, 2011 compared to September 30, 2012.  Our operating loss increased by $1,963,495, from ($351,854) to ($2,315,349) for the same period.  The increase in operating loss and net loss compared to the prior year period is primarily a result of a significant increase in general and administrative expenses, as well as our increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments.  These changes are detailed below.

Revenue.

We have not had any revenues since our inception.  Prior to September 2011 we were a company involved in publishing and distributing Image Magazine.  Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology.  Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fiscal year ended December 31, 2012.

General and Administrative Expenses.

General and administrative expenses increased by $1,964,163, from $350,883 for the nine months September 30, 2011 to $2,315,046 for the nine months ended September 30, 2011, primarily due to a significant increase in the shares we issued to a consultant for financial services.

Interest Income/Expense; Net.

Interest expense, net increased by $60,144 to $166,982, which includes a beneficial conversion feature of $102,388 related to a convertible debenture.

Liquidity and Capital Resources for Nine Months ended September 30, 2012 compared to Nine Months ended September 30, 2011

Introduction

During the nine months ended September 30, 2012 and 2011, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2012 was $2,836 and our monthly cash flow burn rate is approximately $20,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2012 and 2011, respectively, are as follows:

	September 30, 2012	December 31, 2011	Change

Cash	$2,836	$108,019	$105,153
Total Current Assets	3,634	108,311	104,677
Total Assets	5,631	109,443	103,812
Total Current Liabilities	1,428,901	1,048,785	380,116
Total Liabilities	$1,787,789	$1,598,048	$189,741

Our current assets decreased by $103,812 as of September 30, 2012 as compared to December 31, 2011.  The decrease in our total assets between the two periods was primarily attributed to a decrease in our cash on hand of $105,153, which was primarily due to the cash we had from the sales of our securities as of December 31, 2011.

Our current liabilities increased by $380,116, as of September 30, 2012 as compared to December 31, 2011.  A large portion of this increase was due to our notes payable to related parties increasing as of September 30, 2012.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of September 30, 2012 of $2,836 and $108,019 on December 31, 2011.  Based on our revenues, cash on hand and current monthly burn rate, around $20,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($348,389) for the nine months ended September 30, 2012, as compared to ($676,863) for the nine months ended September 30, 2011.  For the period in 2012, the net cash used in operating activities consisted primarily of our net income (loss) of ($2,474,471), offset by compensatory equity issuances of $1,898,957, accrued payables of $89,941, and note payable beneficial conversion expense of $140,821.  For the period in 2011, the net cash provided by operating activities consisted primarily of our net income (loss) of ($458,692) and a beneficial conversion expense on a convertible promissory note of ($267,276), partially offset by accrued payables of $48,135, and amortization and depreciation of $970.

Investments

We had net cash provided (used) by investing activities of $3,820 for the nine months ended September 30, 2012 compared to $4,059 for the nine months ended September 30, 2011.  In the nine months ended September 30, 2012 the net cash provided (used) by investing activities related to proceeds received from the sale of a fixed asset of $4,790, and fixed asset purchases of $970, while in 2011 it consisted entirely of fixed asset purchases.

Financing

Our net cash provided (used) by financing activities for the nine months ended September 30, 2012 was $239,386, compared to $650,218 for the nine months ended September 30, 2011.  For the period in 2012, our financing activities related to equity issuances of $90,000 and notes and loans payable – borrowings of $149,386.  For the period in 2011, our financing activities consisted of equity issuances of $636,718 and notes and loans payable – borrowings of $16,000, offset by notes and loans payables – payments of ($2,500).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4  Controls and Procedures

(a)           Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our sole officer, our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)           Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)           Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $9,720.00. The case citation is Orange County Valet, Security and Patrol vs Transbiotec a California Corporation,GS Satya, Landon Duval, David Snyder, Case # 06HL05214.  Although we believed this case was close to being dismissed due to the Plaintiff’s failure to pursue the matter, we recently learned there was a judgment entered against us in the amount of $12,594.00.

On May 11, 2012, we sued William Cooper, Travis Cooper and William Bowman in a case entitled, TransBiotec, Inc. v. William Cooper, Travis Cooper, William Bowman, Kula Management, Inc., Superior Court of California, County of Orange, Case No. 30-2012-00568440-CU-BC- CJC, for breach of contract, intentional interference, with contractual relations, intentional interference with prospective economic relations, defamation, and unfair business practices.  According to the Complaint the lawsuit is based on false and misleading claims made by the Defendants, as well as tortious interference with our business and contacts.  The Complaint seeks unspecified damages to be determined by the Court or trier of fact.  William Cooper, Travis Cooper and William Bowman all filed timely Answers.  Kula Management, Inc. did not file an Answer and we received a default judgment against Kula Management, Inc.  Travis Cooper and William Cooper filed cross-complaints alleging breach of contract.  William Cooper’s cross-complaint was disallowed due to failure to file timely.  Currently, discovery is ongoing and the case is set for trial on May 20, 2013.

We currently have three judgments against us involving past employees of the company.  These matters are under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections.  We currently owe approximately $97,464.21, plus accrued interest, to our ex-employees for unpaid wages under these Orders and are working to get these amounts paid off.  In January 2012,  two of these judgments were assigned to a third party, which party filed an Acknowledgment of Assignment of Judgment showing their ownership of the judgments.

On November 14, 2005, Fashion Furniture Rental, Inc. filed a lawsuit against TBT in the Orange County California State Superior Court for breach of contract. In 2012,  The case citation is Fashion Furniture Rental Inc. vs TransBiotec Inc a California Corporation, Case # 05CC12107.  In September 2006, Fashion Furniture Rental obtained a judgment against the Company in the approximate amount of $61,000.  On or about April 25, 2012, this judgment was assigned to a third party, which party filed an Acknowledgment of Assignment of Judgment showing their ownership of the judgment.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, we issued 88,692 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of $12,000 of debt we owe to them under a Convertible Promissory Note, currently in default.  Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On September 28, 2012, we issued 40,000 shares our common stock to one non-affiliate investor in exchange for $10,000.  The terms of this investment are contained in a Stock Purchase Agreement dated September 6, 2012.  These shares were issued with a standard Rule 144 restrictive legend.  Based on the representations of the investor in the Stock Purchase Agreement, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

On August 23, 2012, we issued 25,862 shares of our common stock to one non-affiliate company for services they provided to us, which services were value at $6,000.  These shares were issued with a standard Rule 144 restrictive legend.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

On August 23, 2012, we issued 1,500,000 shares of our common stock to Kodiak Capital Group, LLC pursuant to the terms of Investment Agreement dated August 15, 2012.  These shares were issued with a standard Rule 144 restrictive legend.  Based on the representations of the investor in the Investment Agreement, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On July 13, 2012, we issued 172,000 shares of our common stock to a non-affiliate in exchange for the conversion of $30,000 debt owed by us.  These shares were issued with a standard Rule 144 restrictive legend.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

In July 2012, we issue an option to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share with 5 year term.  The option was issued to an employee who was leaving the company.  The issuance of this option was exempt from registration pursuant to Section 4(2) of the Securities Act, and the holder was sophisticated and familiar with our operations.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (2)	Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.5 (3)	Amendment No. 1 to Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated October 18, 2012

10.6 (2)	Registration Rights Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 11, 2012.
(3)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: November 19, 2012		/s/ Scott Painter
	By:	Scott Painter
Chief Executive Officer