Form 10-K
period 2012-12-31
TransBiotec, Inc.
filed 2013-05-09
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53316

TRANSBIOTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

194 Marina Drive, Suite 202 Long Beach, CA	90803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (562) 280-0483

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $1,503,834 as based on last reported sales price of such stock on May 1, 2013. The voting stock held by non-affiliates on that date consisted of 18,797,929 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 1, 2013, there were 31,290,149 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TransBiotec, Inc.

i

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name Imagine Media, Ltd. on August 10, 2007.  From inception through early 2009, our business was to publish and distribute Image Magazine, a monthly entertainment guide for the Denver, Colorado area.  We generated only limited revenue and essentially abandoned our business plan in January 2009.

On September 19, 2011, we acquired approximately 52% of the outstanding shares of TransBiotec, Inc., (“TBT”) from TBT’s directors in exchange for 12,416,462 shares of our common stock.  These directors of TBT were Charles Bennington, Devadatt Mishal, Nicholas Limer, and Sam Satyanarayana, all of which are currently directors of TransBiotec, Inc.  At the time, these shares represented approximately 52% of our outstanding common stock.  TBT was a California corporation.  In connection with this transaction, two of our officers resigned and Charles Bennington and Nicholas Limer were appointed as directors and as our President, Chief Executive Officer, and Chief Financial Officer, and our Secretary, respectively, and Ronald Williams was appointed as our Chief Technology Officer.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc.  On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock.  In connection with this transaction two of our directors resigned and Sam Satyanarayana, Ronald Williams and Devadatt Mishal were appointed directors.  As a result of the September 2011 and January 2012 acquisitions of TBT common stock, we currently own approximately 97% of the outstanding shares of TBT, and we control its board of directors and officer positions.  The remaining 3% are owned by non-affiliated individuals that did not participate in the share exchange.

As a result of the acquisition, TBT’s business is our business and, unless otherwise indicated, any references to “us” or “we” includes the business and operations of TBT.  Due to our 97% ownership of TBT, its operations are combined with ours in the attached financial statements.

Our offices are located at 194 Marina Drive, Suite 202, Long Beach, CA 90803, telephone number (562) 280-0483.

Business Overview

General

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

Our website is www.transbiotec.com.

Principal Products and Services

(photo of SOBR sensor)

Our only product is SOBR.  The SOBR device is a patented system for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration and determining whether that level is over or under a preset level set by the installer or a trained technician.  Currently, we have several “prototype” units developed that we believe are ready for use, but are constantly looking for ways to improve the device.  SOBR works by having an individual touch a sensor for approximately six seconds, the sensor is specific to ethanol. It detects ethanol secreted through sweat that emanates from the hands.  The product is produced in two basic forms.  The first is an in-vehicle system that can be connected to an interlock system to prevent the operation of the vehicle in the event the sensor detects measurable ethanol content. The second product is a portable unit that can be used anywhere.

The in-vehicle unit can be either retrofitted or built into the steering wheel, yoke or trim of any machine, including automobiles, buses, trucks, boats and aircraft.  Once the driver touches the sensor for approximately six seconds, the SOBR device detects ethanol secreted through sweat that emanates from the hands.  If the vehicle is fitted with an interlock device, then the ethanol level is instantly translated into an engine "start" or "no-start" signal.  SOBR can also initiate random real-time tests while the vehicle is operating to ensure that the operator's ethanol level does not increase over the preset limit after the vehicle is started. If the system is tampered with while parked, the vehicle will not start. If the device is tampered with while driving, alarms will activate, such as the vehicle lights and horn, drawing attention to the vehicle.  If a vehicle is equipped with a Global Positioning System, or Data Transmission Module, SOBR can alert fleet operators or others monitoring a vehicle of the detection of alcohol above preset levels.

When SOBR is installed in a vehicle the system is virtually unnoticeable, unlike breathalyzer ignition interlock systems. SOBR requires approximately one hour to install in a vehicle. The control box can be mounted under the dash in the interior of the vehicle.  In new vehicles the sensor can be installed as part of the steering wheel.  In retrofits, the sensor is installed on the dashboard for easy access. We believe that our cost to manufacture a SOBR device will be approximately $100, and if the unit is installed in a vehicle the installation cost will be approximately $75. SOBR requires a semi-annual recalibration much like current smog devices.  The recalibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

We plan to license the installation and recalibration rights to the automotive service industry.

The portable unit is similar in size and looks to a black, non-flip mobile telephone and can be temporarily attached to a solid fixture for more convenient usage.  The portable unit can be used to test individuals before they are allowed to perform certain functions. As a portable unit the system will signal through the use of lights whether the tested individual is over a preset level.  The company utilizing the device may then use the information how it sees fit.

Marketing

We have developed a marketing plan that our management believes will gain market recognition, as well as hopefully generate demand, for the SOBR device, primarily through trade shows, industry publications, general solicitation, social media, and public relations.  We plan to sell the SOBR device through the use of selling groups, such as channel sales, distributors, and independent sales contractors.  We believe the primary market for the in-vehicle SOBR device initially is the commercial vehicle market, such as trucking companies, taxi cab companies, limousine companies, and bus companies.  Many of these companies have a significant financial interest in eliminating drunk drivers from their operations.  Secondarily, individuals may desire to monitor a family member's vehicle, such as an automobile operated by a minor or a family member with a past alcohol issue.

We believe the primary market for the portable SOBR device is its use by companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave.

As a result, we initially plan to market SOBR to the voluntary, commercial market:

o	commercial transportation companies that operate tractor trailers, taxis, construction vehicles, boats, trains, aircraft and other vehicles;
o	local, state and federal government agencies that operate fire trucks, police cars and public transportation systems; and
o	individuals that desire to monitor a family member's vehicle, such as a vehicle operated by a minor.
o	a variety of government and military employees, such as sailors in the Navy who might be tested before boarding a ship after off-base leave.

We plan to establish a distribution system of individuals and companies including value-added resellers (VARS), channel sales teams, and independent contractors, to sell the products to the market.

Manufacturing

The manufacture of all components of the SOBR, as well as component assembly, will be subcontracted to third parties.  We plan to perform the final assembly, testing and calibration of the SOBR device at the company’s California location.  In order to assemble the SOBR device a manufacturer only needs the space, manpower, and common, non-exotic equipment.

Our steps to the point of revenue generation, assuming we have sufficient funding, are as follows:  (i) field and clinical testing of the SOBR device, which we estimate to complete in three months at a cost of $40,000; (ii) adjust the device based on the results of the tests, which we estimate to complete in two months at a cost of $60,000; (iii) manufacture, in-house, up to 1,000 units to have inventory on hand in the event of an order, which we estimate to complete in three months at a cost of $100,000; (iv) refine the device based on feedback, if necessary, which we estimate to complete in one month at a cost of $20,000; and (v) identify and contract with manufacturing facilities to build the device in quantity, when necessary, which we estimate to complete in four months at a cost of $15,000.  Some of the above steps would run in parallel with other steps so we estimate the overall time to revenue generation would be less than 13 months listed above, likely closer to 8-9 months.

Competition

Currently, to our knowledge, breath analyzer ignition interlocks are the only products on the market which can detect alcohol and lock the ignition system of a vehicle. There are several limitations inherent with current design of breath analyzers that can be circumvented and are invasive in their appearance and use.  At present, their market is substantially made up of the mandated market (the legal market as a punitive testing device).  If breath analyzer sales occur outside the mandated market, to our knowledge, that represents a much smaller sales number as percentage of business.

We believe SOBR has the following advantages over the majority of traditional breath analyzers:

o	Can be programmed to work during the entire operation of the vehicle without distracting the driver;
o	The system can be considered as non-invasive comparatively
o	Easy retro fit installation;
o	Unobtrusive in the vehicle;
o	Difficult to circumvent;
o
Possible opportunity for the consumer to obtain insurance discounts that could offset some costs of the system.  Although presently no insurance company is offering a premium discount, nor do we see that happening in the near future.

To date the breath analyzer companies are predominantly focused on the mandated market and are not pursuing the commercial market with the same effort.

Intellectual Property

As a portable unit the system will signal through the use of lights that the tested individual is over a preset level.

When SOBR is installed in a vehicle the system is less noticeable than the most common breathalyzer ignition interlock systems. SOBR requires approximately one hour to install in a vehicle. The control box can be mounted under the dash in the interior of the vehicle.  In new vehicles the sensor can be installed as part of the steering wheel as well as many other places in the vehicle that are convenient easily assessable to the driver  In retrofits, the sensor is installed on the dashboard for easy access.  We believe that our cost to manufacture a SOBR device will be approximately $100, and if the unit is installed in a vehicle the installation cost will be approximately $75.  SOBR requires a semi-annual recalibration much like current smog devices.  The recalibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

We plan to license the installation and recalibration rights to various retail and service businesses in the automotive service industry.

SOBR is protected by the following three patents, filed with the United States Patent and Trademark Office.

1.	Patent 6620108, which expires on December 26, 2021, pertains to the technology that identifies the vehicle's operator.
2.	Patent 7173536, which expires on August 28, 2024, pertains to the substance detection and alarm system.
3.	Patent 7377186, which expires on April 6, 2025, pertains to the interface system between the substance detection system and vehicle ignition system.

These patents are “use” patents that cover the SOBR system and how its components are utilized together to form the system.  We do not have patents over any individual component parts, and in fact, most of the components utilized to manufacture the SOBR device are available for purchase by the general public.

We filed a new patent application in March 2012 regarding refinements to the SOBR system, which is currently under review by the USPTO.

Government Regulation

At the present time, only the judicially-mandated market is regulated.  Devices sold into this market must be approved by state government agencies.  Since we plan to enter this market last, we will not, initially, be subject to government regulation.  Although we realize we would be subject to regulation if and when we were to enter the mandated market.

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and have been and are continuing to perform beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market (“OEM”) once final beta testing is completed. We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market. We believe that an increase in public awareness and consumer interest as well as potential cost savings will generate a demand for alcohol sensing technology. We hope that auto manufactures will begin installing SOBR as a factory installed option. If that happens we expect it would occur for some time in the future. We will also market SOBR to international car manufacturers which may want to gain a market advantage over domestic auto manufacturers. We will seek to enter other markets as well, such as commercial trucking, as well as seek to have included in federal legislation a requirement that alcohol sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S. France is one country that has created laws that mandate vehicles to have an alcohol detection device on all private vehicles.

Regarding the use in monitoring employees and contractors in certain industries, such as surgeons, pilots and the military, we are in the process of meeting with potential customers in certain identified business segments.

Currently, we do not have the money or funding to achieve the above goals and we will not be able to achieve our goals unless we are successful in obtaining funding through this offering and potentially future offerings as well, all which may serve to dilute the ownership position of our current and future shareholders.

Ventura Agreement

On September 15, 2011, we entered into an agreement with Ventura LLC (“Ventura”), whereby Ventura will be paid a finder’s fee in our common stock on investments brought to us through their introduction, as well as business consultants assisting us with bringing our product to market. Pursuant to the agreement, Ventura will receive the following shares of our common stock:

o	842,544 shares for assisting with the acquisition of the 52% interest in TBT;
o
842,544 shares when $250,000 is raised from the sale of 100,000 shares of the common stock of TBT at $2.50 per share. All shares sold in this offering will be exchanged for shares of our common stock on the basis of one TBT share for 7.726 shares of our common stock;

o	842,544 for shares we sold prior to March 31, 2012 to investors introduced to us by Ventura, provided at least $250,000 is raised from such investors prior to March 31, 2012.

As of December 31, 2012, Ventura had raised $334,156 for either TBT or the Company.

Employees

As of December 31, 2012 we employed one person on a full time basis and three persons on a part-time basis.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in Delaware on August 10, 2007. Our business to date business focused on developing and improving our product, filing patents, and hiring management and staff personnel. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated any revenue and we have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to develop our products, cash flow from operations, and competing market developments. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

We have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future. Unless and until we are able to generate revenues, we expect such losses to continue for the foreseeable future. As discussed in our financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

Product development efforts are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In addition, we may also raise additional capital through additional equity offerings, and licensing our future products in development. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products. Based on our current projections, we believe we have insufficient cash on hand to meet our obligations as they become due based on current assumptions. The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for our product is highly competitive and is becoming more so, which could hinder our ability to successfully market our products. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

•	develop and expand their product offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

If our products do not gain expected market acceptance, prospects for our sales revenue may be affected.

We intend to use the SOBR device in the commercial market, as opposed to the judicially-mandated market. Currently, most alcohol sensing devices are breath analyzers used in the judicially-mandated market where the use is usually required by law as a punishment for the committing a crime. We will be asking commercial industries, auto manufacturers, companies that have commercial vehicles as their primary business (limousine companies, taxi cab companies, truck drivers, etc.), and companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities (such as surgeons, pilots, and the military, adopt a new requirement that their employees or contractors must abide in order to remain employed. While we believe this will be attractive to many companies and industries we must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance our investors could lose their entire investment.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Currently, we purchase the parts to build the SOBR device “of the shelf”, meaning they are generally available for anyone to purchase and they are not parts made exclusively for us. However, those parts are crucial for us to be able to build the SOBR device and the stability of component supply is crucial to our manufacturing process. As some critical devices and components are supplied by certain third-party manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices.

Outsourcing the production of certain parts and components is one way to reduce manufacturing costs. We plan to select these particular manufacturers based on their ability to consistently produce these products according to our requirements in an effort to obtain the best quality product at the most cost effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments could have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all. This may cause us to breach our contracts and lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We plan to outsource the manufacturing of SOBR to contract manufacturers. These manufacturers will procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their agreements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have quality assurance practices to ensure good product quality, defects still may be found in the future in our future products.

End-users could lose their confidence in our products and Company when they unexpectedly use defective products or use our products improperly. This could result in loss of revenue, loss of profit margin, or loss of market share. Moreover, because our products may be employed in the automotive industry, if one of our products is a cause, or perceived to be the cause, of injury or death in a car accident, we would likely be subject to a claim. If we were found responsible it could cause us to incur liability which could interrupt or even cause us to terminate some or all of our operations.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive product and retain good customers and could adversely affect our business and operating results.

We may be unable to adequately protect our proprietary rights.

We currently have three “use” patents covering the SOBR device and one other pending with the USPTO. These are not patents over the components of the device, but instead covering the use of those components in the SOBR device. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	Issued patents may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on our business and our financial results.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Under the terms of our investment agreement with Kodiak Capital Group, LLC, up to 30,000,000 shares of our common stock will be available for resale if we exercise the maximum amount of put notices under the agreement. The availability for sale of such a large amount of our stock may decrease the price at which our investors are able to sell their shares.

Under the terms of the financing with Kodiak Capital Group, LLC (“Kodiak”), up to 30,000,000 shares of our common stock will be available for resale if we exercise the maximum amount of put notices. The sale of all or substantially all of those shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future. Additionally, any sales of the common stock by the selling stockholder will likely reduce the price of our common stock, which in turn would lead to additional shares being issued upon future put notices. This would lead to further dilution to our shareholders.

Under the terms of the investment agreement, Kodiak will pay less than the then-prevailing market price of our common stock.

The common stock to be issued pursuant to our investment agreement with Kodiak will be issued at 75% of the lowest closing bid price during the five trading days following the put notice date. This discounted purchase price could be significantly lower than our then-current stock price. These discounted sales could cause the price of our common stock to decline, which would cause the value of the shares held by existing shareholders to decline

Sales of our shares by Kodiak, which is likely to occur, could cause our stock price to decline.

Kodiak likely intends to sell shares of our common stock. That means that up to 7,000,000 shares of common stock, the number of shares being registered for resale for Kodiak, may be sold in the public market. In addition, Kodiak has an incentive to sell shares received quickly, because in doing so they can ensure that they will recover the discount to market price at which they acquire those shares. Such sales will likely cause our stock price to decline.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is traded on the OTC Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

Our investment agreement with Kodiak may restrict our ability to engage in alternative financings.

Because of the structure of our investment agreement with Kodiak, we will be deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns. Additionally, we may not be as attractive of a candidate for other financing arrangements by other investors as a result of the terms of the investment arrangement with Kodiak.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Electronic Bulletin Board. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 500 square feet, are located at 194 Marina Drive, Suite 202, Long Beach, CA 90803. We sublease this space from Preferred Asset Management, an entity that Nicolas Limer, one of officers and directors, is a principal, at a rate of $1,000 per month. We use this space for our executive offices. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

ITEM 3 - LEGAL PROCEEDINGS

On December 21, 2012, we were mail served with a legal action entitled, Involuntary Petition, Chapter 7, pursuant to which petitioning creditor Bill Bowman filed an involuntary bankruptcy proceeding with the stated purpose of putting TransBiotec, Inc., a California corporation and our wholly-owned subsidiary, into a bankruptcy. Subsequently we entered into a Settlement Agreement with Mr. Bowman and on April 2, 2013 we filed a Motion to Dismiss with the Court to have this matter dismissed with prejudice.

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $9,720.00. A default judgment was taken against us in this matter. However, the judgment had not been entered for a long period time, but we recently learned the Plaintiff’s have perfected the judgment against us, but we have not heard from the Plaintiffs for a long period time.

On May 11, 2012, we sued William Cooper, Travis Cooper and William Bowman in a case entitled, TransBiotec, Inc. v. William Cooper, Travis Cooper, William Bowman, Superior Court of California, County of Orange, Case No. 30-2012-00568440-CU-BC- CJC, for breach of contract, intentional interference, with contractual relations, intentional interference with prospective economic relations, defamation, and unfair business practices . According to the Complaint the lawsuit was based on false and misleading claims made by the Defendants, as well as tortious interference with our business and contacts. The Complaint sought unspecified damages to be determined by the Court or trier of fact. William Cooper, Travis Cooper and William Bowman all filed timely Answers. Kula Management, Inc. did not file an Answer and we received a default judgment against Kula Management, Inc. Travis Cooper and William Cooper filed cross-complaints alleging breach of contract. William Cooper’s cross-complaint was disallowed due to failure to file timely. As part of the settlement with Mr. Bowman mentioned above, this lawsuit was dismissed by all parties, effective March 22, 2013.

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

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for trading on OTC Bulletin Board under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2011 and 2012, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2011	First Quarter	$0.40	$0.10
	Second Quarter	$0.80	$0.30
	Third Quarter	$1.36	$0.69
	Fourth Quarter	$1.40	$0.51

2012	First Quarter	$1.05	$0.51
	Second Quarter	$0.83	$0.23
	Third Quarter	$0.40	$0.30
	Fourth Quarter	$0.55	$0.06

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

We have not adopted any stock option or stock bonus plans.

Holders

As of December 31, 2012, there were approximately 30,315,554 shares of our common stock outstanding held by 142 holders of record and numerous shares held in brokerage accounts. As of May 1, 2013, there were 31,290,149 shares of our common stock outstanding held by 141 holders of record. Of these shares, 18,797,929 were held by non-affiliates. On the cover page of this filing we value the 18,797,929 shares held by non-affiliates at $1,503,834. These shares were valued at $0.08 per share, based on our share price on May 1, 2013.

Warrants

There is currently one outstanding option to purchase TransBiotec, Inc. common stock, with the option purchase 25,000 shares of TransBiotec, Inc.’s common stock at $0.25 per share, and no warrants to purchase shares of our common stock. We do have convertible debentures outstanding that permit the holder to convert the outstanding obligation into shares of our common stock.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2012.

Recent Issuance of Unregistered Securities

During the quarter ended December 31, 2012 we issued the following unregistered securities:

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

On November 1, 2012, we issued 60,000 shares of our common stock to Lutticken, Inc. in exchange for $15,000 under a stock purchase agreement. Based on the representations of the investor in the stock purchase agreement, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On November 21, 2012, we issued 199,468 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of $37,500 of debt we owe to them under a Convertible Promissory Note, which has now been repaid through the conversion of the amounts due into shares of our common stock. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects blood alcohol levels through a person's skin.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2011.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2012 and 2011

Results of Operations

Summary of Results of Operations

	Year Ended December 31,		Period from July 19, 2004 (Inception) to December 31,
	2012	2011	2012
Revenue	$-	$-	$-

Operating expenses:

General and administrative	2,886,710	636,877	12,567,949
Amortization and Depreciation	606	911	76,349
Total expenses	2,887,316	637,788	12,644,298

Operating loss	(2,887,316)	(637,788)	(12,644,298)

Interest expense	(118,194)	(474,455)	(1,092,992)
Interest expense – beneficial conversion feature	(112,064)	(70,000)	(182,064)
Loss on fair value adjustment – derivatives	(448,137)	-	(448,137)
Gain on sale of fixed asset	4,790	-	4,790

Net loss	$(3,560,921)	$(1,182,243)	$(14,362,701)

Operating Loss; Net Loss

Our net loss increased by $2,378,678, from ($1,182,243) to ($3,560,921) from the year ended 2011 compared to 2012. Our operating loss increased by $2,249,528, from ($637,788) to ($2,887,316) for the same period. The increase in operating loss and net loss compared to the prior year is primarily a result of our increase in general and administrative expenses, as well as our increase in interest expense. These changes are detailed below.

Revenue.

We have not had any revenues since our inception. Prior to September 2011 we were a company involved in publishing and distributing Image Magazine. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fiscal year ended December 31, 2013, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses.

General and administrative expenses increased by $2,249,833, from $636,877 for the year ended December 31, 2011 to $$2,886,710 for the year ended December 31, 2012, primarily due to an increase in our professional fees, as a result of product development costs, an increase in our research and product development costs, primarily related to the purchase of materials, an increase in our salary and wages, due to hiring two new sales representatives and a scientist, and an increase in our travel and marketing expenses.

Interest Income/Expense; Net.

Interest expense, net decreased by $356,261 to ($118,194), which includes a beneficial conversion feature of ($112,064). The significant decrease relates to the fact we incurred much less interest expense on certain loans where we borrowed money during 2012 compared to 2011.

Loss on Fair Value Adjustment - Derivatives

During the year ended December 31, 2012, we incurred loss on fair value adjustment – derivatives of ($448,137) primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2012 and 2011, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2012 was approximately $782 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 and 2011, respectively, are as follows:

	December 31, 2012	December 31, 2011	Change

Cash	$782	$108,019	$(107,237)
Total Current Assets	782	109,443	(108,661)
Total Assets	2,278	109,443	(107,165)
Total Current Liabilities	2,034,681	1,048,785	985,896
Total Liabilities	$2,398,569	$1,598,048	$800,521

Our current assets decreased by $108,661 as of December 31, 2012 as compared to December 31, 2011. The decrease in our total assets between the two periods was primarily attributed to a decrease in our cash on hand of $107,237, which was primarily due to the fact that shortly before December 31, 2011 we had received cash from the sales of our securities and we did not receive cash from the sale of our securities shortly before December 31, 2012.

Our current liabilities increased by $985,896, as of December 31, 2012 as compared to December 31, 2011. A large portion of this increase was due to an increase in our notes payable to related parties and an increase in our notes payable with an equity obligation payable.. As a result, our total liabilities also increased by $800,521.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2012 of $782 and $108,019 on December 31, 2011. Based on our revenues, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($406,403) for the year ended December 31, 2012, as compared to ($433,176) for the year ended December 31, 2011. In 2012, the net cash used in operating activities consisted primarily of our net income (loss) of ($3,560,921), offset by compensatory equity issuances of $2,325,999, accrued payables of $250,709, fair value adjustment on equity obligation of $448,137, note payable beneficial conversion expense of $112,064, and original issue discount – interest expense of $21,501. In 2011, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,182,243), offset by accrued payables of $678,156, note payable beneficial conversion expense of $70,000, and amortization and depreciation of $911.

Investments

Our net cash provided by (used for) investing activities for the year ended December 31, 2012 was $280, compared to $0 for the year ended December 31, 2011. For 2012, our investing activities related to fixed asset purchases of ($970) offset by fixed asset sales of $1,250.

Financing

Our net cash provided (used) by financing activities for the year ended December 31, 2012 was $298,886, compared to $510,500 for the year ended December 31, 2011. For 2012, our financing activities related to equity issuances of $122,000, notes and loans payable – borrowings of $166,886, and stock subscription payable of $10,000. For 2011, our financing activities related to equity issuances of $436,000 and notes and loans payable – borrowings of $86,000, offset by notes and loans payables – payments of ($11,500).

Contractual Obligations

As of December 31, 2012, we had the following contractual obligations:

	2013 (1)	2014	2015	2016	2017	Total

Debt obligations	$616,051	$196,881	$123,709	$43,298	$-	$979,939
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$616,051	$196,881	$123,709	$43,298	$-	$979,939

(1)           The interest amount for the contractual obligation for 2013 has been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b)           Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.         We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.          We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.          Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2012.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2012, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Charles Bennington	67	President, Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer and a Director (December 2006)

Ronald Williams	66	Chief Technology Officer and Director (October 2005)

Nicholas Limer	66	Secretary and a Director (April 2005)

Sam Satyanarayana	71	Director (June 2010)

Devadatt Mishal	63	Director (June 2010)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Nicholas Limer has been a director of TBT since April 8, 2005. Since 1998 Mr. Limer has acquired, developed and managed self-storage properties in Southern California and Hawaii. Mr. Limer's the Managing Member of McKenna's On The Bay restaurant in Long Beach. Mr. Limer holds a Bachelor of Science Degree in Aeronautical Engineering from the Polytechnic Institution of Brooklyn, a Masters of Science Degree in Engineering from California State University, Long Beach and a Masters of Business Administration Degree from California State University, Long Beach.

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

Devadatt Mishal has been a director of TBT since June 3, 2010. Dr. Mishal has been practicing as an Obstetrician and Gynecologist since March 1982 in Downey, California. Dr. Mishal received his medical degree from Lokmanya Tilak

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.
Other than the involuntary bankruptcy proceeding mentioned under Item 3. Legal Proceedings, which has been dismissed, no bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

All proceedings of the board of directors for the year ended December 31, 2012 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2012, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We do not have a code of ethics.

Section 16(a) Beneficial Ownership

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ronald Williams	0	0	0
Nicholas Limer	0	0	0
Sam Satyanarayana	0	0	0
Devadatt Mishal	0	0	1

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2012;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2012,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

(1)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Bennington President, CFO, COO (former CEO)	2012 2011 2010	120,000 120,000 120,000(1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	120,000 120,000 120,000(1)
Ronald Williams CTO	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Nicholas Limer Secretary	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Scott Painter(2) Former Chief Executive Officer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gregory Bloom(3) (former Pres)	2011 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)	Includes amounts paid to Mr. Bennington by TBT, an entity that we now own 97% of the outstanding common stock.
(2)	We terminated Mr. Painter as our CEO effective December 28, 2012.
(3)	Mr. Bloom resigned as our President in May 2011.
(4)	Includes amounts paid and/or accrued.

Employment Contracts

In May 2011 we entered into an employment agreement with Mr. Bennington which expires on the earlier of December 31, 2016 or Mr. Bennington's death. The employment agreement provides that we will pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. In addition the agreement allows Mr. Bennington to participate in all employee benefit plans generally available to our employees.

Long-Term Incentive Plans. We do not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Director Compensation

The following table sets forth director compensation for 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicholas Limer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sam Satyanarayana	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2012 and December 31, 2011. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Nicholas Limer	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Sam Satyanarayana	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2012.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2012.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2013, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)

Common Stock	Charles Bennington (3)	President, CFO and Director	1,004,422	3.2%

Common Stock	Ronald Williams (3)	Chief Technology Officer and Director	0	0%

Common Stock	Nicholas Limer (3)(4)	Secretary and Director	5,466,720	16.6%

Common Stock	Sam Satyanarayana (3) 683 E. Brokaw Rd. San Jose, CA 95112	Director	5,636,267	17.5%

Common Stock	Devadatt Mishal (3)	Director	384,811	1.2%

	All Officers and Directors as a Group (5 persons)		12,492,220	39.9%

(1)
Unless otherwise indicated, based on 31,290,149 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 194 Marina Drive, Suite 202, Long Beach, CA 90803.

(3)	Indicates one of our officers or directors.

(4)	Includes 3,245,060 held in names of Mr. Limer’s relatives. Mr. Limer is deemed to beneficially own these shares.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. The Company does not have an investment advisor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 10, 2012, we issued 12,416,462 shares of our common stock to our certain individuals, some of whom are now our officers and directors (Charles Bennington – 1,004,422 shares; Devadalt Mishal – 309,053 shares; Nicholas Limer – 5,466,720 shares; Sam Satyanarayana – 5,636,267 shares) pursuant to an Agreement to Exchange Securities dated September 19, 2011, in exchange for 52% of the outstanding shares of TransBiotec, Inc., ("TBT"). The shares issued in connection with the acquisition of TBT were restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were all provided with information concerning the Company prior to the acquisition of their shares. The certificates representing the shares bear standard Rule 144 restrictive legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.

On March 22, 2012, we issued 75,758 shares our common stock to Devadalt Mishal, one of our directors, in exchange for $25,000. These shares were issued with a standard Rule 144 restrictive legend. Based on the representations of the investors in the stock purchase agreements the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investors were sophisticated and familiar with our operations.

We lease our executive offices Preferred Asset Management, an entity where Nicolas Limer, one of officers and directors, is a principal. We pay PAM a rate of $1,000 per month for this office space.

On February 10, 2010, our Board of Directors authorized the issuance of 10,000 shares to each of the Company's then three directors for services to us during 2009. The shares were valued at $1.00 per share resulting in total compensation expense of $30,000, which was recorded as stock based compensation for the year ended December 31, 2009.

Corporate Governance

As of December 31, 2012, our Board of Directors consisted of Charles Bennington, Ronald Williams, Nicholas Limer, Sam Satyanarayana, and Devadatt Mishal. Mr. Satyanarayana and Mr. Mishal qualify as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2012 and December 31, 2011 for professional services rendered by Ronald R. Chadwick for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees and Audit Related Fees	$14,500	$14,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$14,500	$14,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Ronald R. Chadwick, CPA and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Ronald R. Chadwick, CPA independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)        Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)        Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)        Exhibits

Refer to (b) below.

(b)             Exhibits

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (2)	Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.5 (3)	Amendment No. 1 to Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated October 18, 2012

10.6 (2)	Registration Rights Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)    Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.
(2)    Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 11, 2012
(3)    Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransBiotec, Inc.

Dated: May 7, 2013		/s/ Charles Bennington
	By:	Charles Bennington
	Its:	President (Principal Executive Officer) and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 7, 2013		/s/ Charles Bennington
	By:	Charles Bennington, Director, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Operating Officer

Dated: May 7, 2013		/s/ Nicholas Limer
	By:	Nicholas Limer, Director and Secretary

Dated: May 7, 2013		/s/ Ronald Williams
	By:	Ronald Williams, Director and Chief Technology Officer

Dated: May 7, 2013		/s/ Sam Satyanarayana
	By:	Sam Satyanarayana, Director

Dated: May 7, 2013		/s/ Devadatt Mishal
	By:	Devadatt Mishal, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statements of Changes in Stockholders' Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8

Supplementary Data

Not applicable

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TransBiotec, Inc.
Long Beach, California

I have audited the accompanying consolidated balance sheets of TransBiotec, Inc. (a development stage company) as of December 31, 2011 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from July 19, 2004 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material  respects, the consolidated financial position of TransBiotec, Inc. as of December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from July 19, 2004 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 25, 2013	RONALD R. CHADWICK, P.C.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2011	Dec. 31, 2012
ASSETS

Current assets
Cash	$108,019	$782
Due from Triumph Capital	100	-
Prepaid expenses	192	-
Total current assets	108,311	782

Fixed assets - net	1,132	1,496

Total Assets	$109,443	$2,278

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$207,660	$298,994
Accrued interest payable	87,411	159,355
Notes payable - current - related parties	191,260	390,915
Notes payable - current	86,000	225,136
Note discount	-	(38,072)
Notes payable - 8% Debenture	30,000	-
Notes payable - equity obligation payable	-	463,037
Stock subscription payable - current	-	26,000
Related party payables	288,448	351,310
Other payables	158,006	158,006
Total current liabilties	1,048,785	2,034,681

Notes payable - related parties	549,263	363,888

Total Liabilities	1,598,048	2,398,569

Stockholders' Equity
Common stock, $.00001 par value;
100,000,000 shares authorized;
25,471,672 (2011) and 30,315,554
(2012) shares issued and outstanding	254	303
Additional paid in capital	9,266,959	11,903,279
Deficit accumulated during the
development stage	(10,720,938)	(14,274,244)
Total TransBiotec, Inc. stockholders' equity	(1,453,725)	(2,370,662)
Noncontrolling interest	(34,880)	(25,629)

Total Stockholders' Equity	(1,488,605)	(2,396,291)

Total Liabilities and Stockholders' Equity	$109,443	$2,278

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From
	July 19, 2004
	(Inception) To	Year Ended	Year Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Revenues	$-	$-	$-

Operating expenses:
Amortization & depreciation	76,349	911	606
General and administrative	12,567,949	636,877	2,886,710
	12,644,298	637,788	2,887,316

Gain (loss) from operations	(12,644,298)	(637,788)	(2,887,316)

Other income (expense):
Loss on fair value adjustment - derivatives	(448,137)	-	(448,137)
Gain on sale of fixed asset	4,790	-	4,790
Interest expense	(1,092,992)	(474,455)	(118,194)
Interest expense - beneficial conversion feature	(182,064)	(70,000)	(112,064)
	(1,718,403)	(544,455)	(673,605)

Income (loss) before provision for income taxes	(14,362,701)	(1,182,243)	(3,560,921)

Provision for income tax	-	-	-

Net income (loss)	(14,362,701)	(1,182,243)	(3,560,921)
Less: Net (income) loss attributable to noncontrolling interest	88,457	80,842	7,615

Net income (loss) attributable to TransBiotec, Inc.	$(14,274,244)	$(1,101,401)	$(3,553,306)

Net income (loss) per share (TransBiotec, Inc.)
(Basic and fully diluted)		$(0.10)	$(0.13)

Weighted average number of common shares outstanding		11,344,444	28,275,127

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated	Stockholders'
	Common Stock		Additional	During The	Equity -		Total
		Amount	Paid in	Development	TransBiotec	Noncontrolling	Stockholders'
	Shares	($.0001 Par)	Capital	Stage	Inc.	Interest	Equity

Balances at December 31,
2010	9,309,450	$93	$7,887,288	$(9,619,537)	$(1,732,156)	$-	$(1,732,156)

Stock issued for cash	977,455	10	435,990		436,000		436,000
Stock issued for debt
retirement	2,647,477	26	1,110,849		1,110,875		1,110,875
Stock issued for reverse
acquisition	1,410,650	14	(191,095)		(191,081)		(191,081)
Reverse acquisition -
net deficit of
noncontrolling
interest			607,690		607,690	(607,690)	-

Fractional shares	(1,565)
Paid in capital -
beneficial conversion
feature			70,000		70,000		70,000

Share exchange -
noncontrolling
interest	11,128,205	111	(653,763)		(653,652)	653,652	-
Net income (loss) for
the year				(1,101,401)	(1,101,401)	(80,842)	(1,182,243)

Balances at December 31,
2011	25,471,672	$254	$9,266,959	$(10,720,938)	$(1,453,725)	$(34,880)	$(1,488,605)

Stock issued for cash	326,667	3	121,997		122,000		122,000
Stock issued for
services	3,805,950	38	2,321,919		2,321,957		2,321,957
Stock conversion of
note payable	460,160	5	69,995		70,000		70,000

Paid in capital -
beneficial conversion
feature			39,929		39,929	207	40,136
Paid in capital -
stock option
expense			4,042		4,042		4,042
Paid in capital -
Equity obligation settlement
at fair value			95,100		95,100		95,100

Share exchange -
noncontrolling
interest	251,105	3	(16,662)		(16,659)	16,659	-
Net income (loss) for
the year				(3,553,306)	(3,553,306)	(7,615)	(3,560,921)

Balances at December 31,
2012	30,315,554	$303	$11,903,279	$(14,274,244)	$(2,370,662)	$(25,629)	$(2,396,291)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period From
	July 19, 2004
	(Inception)
	To	Year Ended	Year Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(14,362,701)	$(1,182,243)	$(3,560,921)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	76,349	911	606
Compensatory equity issuances	8,665,316	-	2,325,999
Asset write offs	37,513	-	-
Accrued payables	2,250,211	678,156	250,709
Gain on sale of fixed asset	(4,790)	-	(4,790)
Fair value adjustments - equity obligation	448,137	-	448,137
Note pay. beneficial conversion expense	385,628	70,000	112,064
Original issue discount - interest expense	61,501	-	21,501
Other	292	-	292
Net cash provided by (used for) operating activities	(2,442,544)	(433,176)	(406,403)

Cash Flows From Investing Activities:
Fixed asset purchases	(77,845)	-	(970)
Fixed asset sales	1,250	-	1,250
Net cash provided by (used for) investing activities	(76,595)	-	280

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Period From
	July 19, 2004
	(Inception)
	To	Year Ended	Year Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	1,023,147	86,000	166,886
Notes & loans payable - payments	(38,726)	(11,500)	-
Repurchase of equity	(250,000)	-	-
Stock subscription payable	10,000	-	10,000
Equity issuances	1,775,500	436,000	122,000
Net cash provided by (used for) financing activities	2,519,921	510,500	298,886

Net Increase (Decrease) In Cash	782	77,324	(107,237)

Cash At The Beginning Of The Period	-	30,695	108,019

Cash At The End Of The Period	$782	$108,019	$782

Schedule Of Non-Cash Investing And Financing Activities

Compensatory equity issuances	$8,665,316	$-	$2,325,999
Debt converted to capital	$1,557,875	$1,110,875	$70,000
Note to stock subacription payable	$16,000	$-	$16,000

Supplemental Disclosure

Cash paid for interest	$14,394	$563	$7,159
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

Principles of consolidation

The accompanying consolidated financial statements include the amounts of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2011, and December 31, 2012 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2011 or 2012.

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

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 2.46% and 1.38% at December 31, 2011 and 2012. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

At year end 2011 and 2012, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $288,448 and $351,310 respectively.

During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,
	2011	2012
Automobile	$33,383	$-
Office and Lab Equipment	31,896	31,616
Furniture and fixtures	11,596	11,556
	76,875	43,172
Less accumulated depreciation	(75,743)	(41,676)
Total	$1,132	$1,496

Depreciation expense in 2011 and 2012 was $911 and $606 respectively.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

	December 31, 2011	December 31, 2012

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950

Notes payable to related parties, unsecured, due 12/31/2012, interest rate 0%	$11,810	$11,810

Note payable to non-related party, unsecured, due 09/15/2012, convertible at holder’s option at $2.50 per TBT - CA share.	$16,000	-

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%		$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	-	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	-	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$3,203

Note payable to non-related party, unsecured, due 1/05/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	$10,500

Note payable to non-related party, unsecured, due 2/25/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	$37,500

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$726,763	$726,763

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	$35,000

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share.	-	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%.	-	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, $12,000 in interest (2 months)	-	$32,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%.	-	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%.	-	$3,938

	$826,523	$979,939
Less current portion	(277,260)	(616,051)

Long-term portion	$549,263	$363,888

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE (cont’d)

Required principal payments from December 31, 2012 forward are as follows:

2013	$616,051
2014	$196,881
2015	$123,709
2016	$43,298
2017	$-
$979,939

Interest expense under notes payable for the year ended December 31, 2011 and December 31, 2012 was $474,455 and $118,194, respectively.

During the year ended December 31, 2011 and December 31, 2012 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $70,000 and $112,064, respectively. At December 31, 2012 the unamortized note discount from the beneficial conversion feature was $38,072.

In 2012 the Company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. $27,000 of the notes were converted in 2012. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded an expense of $448,137 in 2012 for fair value adjustments based on the Black-Scholes method using the following assumptions: risk free interest rate of 0.08%, dividend yield of 0%, expected life of 2-4 months, volatility of 172% - 197%. The fair value equity obligation liability under the notes at December 31, 2012 was $463,037.

	2011	2012
Convertible debenture payable to unrelated party,
unsecured, due 04/1/2009,
convertible at holder’s option at $.25 per share,
interest rate 8% Default interest rate 12%	$30,000	$-

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2011 and 2012 the Company had net operating loss carry forwards of approximately $2,041,000 and $5,063,000 respectively, which begin to expire in 2031. The deferred tax asset of at each date of $408,000 and $1,013,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2012 was approximately $199,000 and $605,000.

NOTE 6. STOCK OPTIONS AND SUBSCRIPTIONS PAYABLE

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

NOTE 6. STOCK OPTIONS AND SUBSCRIPTIONS PAYABLE (cont’d)

The Company’s stock option activity is described below.

Non-employee stock options

At the beginning of 2011, the Company had 22,500 options outstanding for shares in TransBiotec – CA. During the year ended December 31, 2011 no options were exercised or expired, leaving a December 31, 2011 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2012 no options were exercised, and 20,000 options expired, leaving a December 31, 2012 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. All of these options are for the stock of TransBiotec - CA.

During 2012 the Company granted 29,678 stock options for shares in TransBiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for TransBiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012.

Employee stock options

The Company had no outstanding employee stock options in 2011 or 2012.

Stock subscriptions payable

At December 31, 2012 the Company had stock subscriptions payable of $26,000 for 80,696 common shares to be issued.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. REVERSE ACQUISITION

Effective September 19, 2011 TransBiotec - DE entered into a share exchange agreement (the “Agreement) with TransBiotec - CA and certain shareholders of TransBiotec - CA, acquiring 51.44% of the outstanding common stock of TransBiotec - CA through the issuance of 12,416,462 shares of its common stock with no readily available market price. The transaction was accounted for as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. Effective with the Agreement, the Company’s stockholders’ equity was retroactively recapitalized as that of TransBiotec - CA, while the net deficit of TransBiotec - DE valued at ($191,081), consisting of cash $6, accounts payable $96,952, related party payables $54,835, notes payable $30,000, and interest payable $9,300, was recorded as being acquired in the reverse acquisition for its 1,410,650 outstanding common shares on the acquisition date. Subsequent to the September 19, 2011 recapitalization, TransBiotec - DE and TransBiotec - CA remain separate legal entities (with TransBiotec - DE as parent of TransBiotec - CA). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of TransBiotec - DE prior to the September 19, 2011 acquisition. In December 2011 TransBiotec - DE acquired a further 46.1% interest in TransBiotec - CA through an exchange of 11,128,205 TransBiotec - DE common shares for 1,440,300 TransBiotec - CA common shares. In 2012 TransBiotec - DE acquired an additional 1.08% interest in TransBiotec - CA through an exchange of 251,105 TransBiotec - DE common shares for 32,500 TransBiotec - CA common shares. At December 31, 2011 and 2012 TransBiotec - DE owned 97.54% and 98.62% of TransBiotec – CA.

If TransBiotec - DE’s operating activity for the year ended December 31, 2011 is combined with TransBiotec - CA’s activity for the same period, the pro forma results are as follows:

2011

Pro forma revenue	$-

Pro forma net income (loss)	$(1,130,068)

Pro forma net income (loss) per share	$(.10)

Pro forma weighted average Common shares outstanding	11,344,444

TransBiotec, Inc.
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

NOTE 9. OTHER MATTERS

In 2012 the Company filed an action in the Superior Court of California, Orange County against a shareholder group for business interference and breach of contract. The shareholder group had alleged various accusations of malfeasance toward the Company and filed an involuntary bankruptcy action against the Company in US Bankruptcy Court, Santa Ana Division. In January 2013 the parties reached a settlement whereby the Company agreed to pay various judgments held by the shareholder group of approximately $65,000 in exchange for the shareholder group surrendering its shares in the Company.