Form 10-Q
period 2013-03-31
TransBiotec, Inc.
filed 2013-05-17
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2013, there were 31,290,149 shares of common stock, $0.00001 par value, issued and outstanding.

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

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2013 and 2012 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2013	Dec. 31, 2012
	(unaudited)

ASSETS

Current assets
Cash	$-	$782
Due from Triumph Capital	-	-
Prepaid expenses	-	-
Total current assets	-	782

Fixed assets - net	1,813	1,496
Patents & Trademarks	1,000	-

Total Assets	$2,813	$2,278

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$333,497	$298,994
Accrued interest payable	179,455	159,355
Notes payable - current - related parties	390,915	390,915
Notes payable - current	634,789	225,136
Note discount	(51,804)	(38,072)
Notes payable - equity obligation payable	555,796	463,037
Stock subscription payable - current	26,000	26,000
Related party payables	303,632	351,310
Other payables	83,006	158,006
Total current liabilties	2,455,286	2,034,681

Notes payable - related parties	167,007	363,888

Total Liabilities	2,622,293	2,398,569

Stockholders' Equity
Common stock, $.00001 par value;
100,000,000 shares authorized;
31,290,149 and 30,315,554 shares
issued and outstanding at March 31, 2013	313	303
and December 31, 2012 respectively
Additional paid in capital	12,120,770	11,903,279
Deficit accumulated during the
development stage	(14,712,719)	(14,274,244)
Total Transbiotec, Inc. stockholders' equity	(2,591,636)	(2,370,662)
Noncontrolling interest	(27,844)	(25,629)

Total Stockholders' Equity	(2,619,480)	(2,396,291)

Total Liabilities and Stockholders' Equity	$2,813	$2,278

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
	For Three Months Ended		July 19, 2004
	March 31,		(Inception) To
	2013	2012	Mar. 31, 2013

Revenues	$-	$-	$-

Operating expenses:
Amortization & depreciation	194	152	76,543
General and administrative	233,641	2,031,147	12,801,590
	233,835	2,031,299	12,878,133

Gain (loss) from operations	(233,835)	(2,031,299)	(12,878,133)

Other income (expense):
Loss on fair value adjustment - derivatives	(95,613)	-	(543,750)
Gain on debt reversal	5,571	-	5,571
Gain on sale of fixed asset	-	4,790	4,790
Interest expense	(40,400)	(35,212)	(1,133,392)
Interest expense - beneficial conversion feature	(77,103)	(20,136)	(259,167)
	(207,545)	(50,558)	(1,925,948)

Income (loss) before provision for income taxes	(441,380)	(2,081,857)	(14,804,081)

Provision for income tax	-	-	-

Net income (loss)	(441,380)	(2,081,857)	(14,804,081)
Less: Net (income) loss attributable to noncontrolling interest	2,905	3,246	91,362

Net income (loss) attributable to TranBioTec, Inc.	$(438,475)	$(2,078,611)	$(14,712,719)

Net income (loss) per share (TransBiotec, Inc.)
(Basic and fully diluted)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding	31,164,488	25,496,925

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
	For Three Months Ended		July 19, 2004
	March 31,		(Inception) To
	2013	2012	Mar. 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(438,475)	$(2,078,611)	$(14,801,176)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	194	152	76,543
Compensatory equity issuances	112,502	1,888,871	8,777,818
Asset write offs	-	850	37,513
Accrued payables	14,757	17,293	2,264,968
Gain on sale of fixed asset	-	(4,790)	(4,790)
Gain on debt reversal	(5,571)	-	(5,571)
Fair value adjustments - equity obligation	95,613	-	543,750
Note pay. benefical conversion expense	77,103	20,136	462,731
Original issue discount - interest expense	8,334	-	69,835
Other	-	-	292
Net cash provided by (used for) operating activities	(135,543)	(156,099)	(2,578,087)

Cash Flows From Investing Activities:
Fixed asset purchases	(511)	(970)	(78,356)
Fixed asset sales	-	4,790	1,250
Net cash provided by (used for) investing activities	(511)	3,820	(77,106)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
	For Three Months Ended		July 19, 2004
	March 31,		(Inception) To
	2013	2012	Mar. 31, 2013

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	167,272	19,386	1,190,419
Notes & loans payable - payments	(32,000)	-	(70,726)
Repurchase of equity	-	-	(250,000)
Stock subscription payable	-	-	10,000
Equity issuances	-	25,000	1,775,500
Net cash provided by (used for) financing activities	135,272	44,386	2,655,193

Net Increase (Decrease) In Cash	(782)	(107,893)	-

Cash At The Beginning Of The Period	782	108,019	-

Cash At The End Of The Period	$-	$126	$-

Schedule Of Non-Cash Investing And Financing Activities

Compensatory equity issuances	$112,502	$1,888,871	$8,777,818
Debt converted to capital	$22,500	$-	$1,580,375
Note to stock subscription payable	$-	$-	$16,000

Supplemental Disclosure

Cash paid for interest	$-	$4,500	$14,394
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at March 31, 2013. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and March 31, 2012, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $303,632 and $218,790 respectively.

During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3.	FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,		(Unaudited)
	2011	2012	March 31, 2013

Automobile	$33,383	$-	$-
Office and Lab Equipment	31,896	31,616	32,127
Furniture & fixtures	11,596	11,556	11,556
	76,875	43,172	43,683

Less accumulated depreciation	(75,743)	(41,676)	(41,870)
Total	$1,132	$1,496	$1,813

Depreciation expense for the three months ended March 31, 2013 and March 31, 2012 was $194 and $152 respectively.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	NOTES PAYABLE

	December 31, 2011	December 31, 2012	(Unaudited) March 31, 2013

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950	$1,950

Notes payable to related parties, unsecured, due 12/31/2012, interest rate 0%	$11,810	$11,810	$11,810

Note payable to non-related party, unsecured, due 09/15/2012, convertible at holder’s option at $2.50 per TBT - CA share.	$16,000	-	-

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000	$10,000

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	NOTES PAYABLE (Cont’d)

Note payable, unsecured, due 2/18/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 18%	$-	$750	$750

Note payable, unsecured, due 2/18/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 18%	$-	$6,875	$6,875

Note payable, unsecured, due 2/15/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$2,500	$2,500

Note payable, unsecured, due 2/20/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$3,750	$3,750

Note payable, unsecured, due 2/21/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$2,625	$2,625

Note payable, unsecured, due 3/20/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$5,433	$5,433

Note payable, unsecured, due 3/22/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$3,203	$3,203

Note payable, unsecured, due 1/05/13, annually Interest due, convertible at holder's option at 51% of market as defined, interest rate 8% Conversion limited to total beneficial ownership of 4.99%	$-	$10,500	$-

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	NOTES PAYABLE (Cont’d)

Note payable, unsecured, due 2/25/13, annually Interest due, convertible at holder's option at 51% of market as defined, interest rate 8% Conversion limited to total beneficial ownership of 4.99%	$-	$37,500	$37,500

Note payable to related party, unsecured, lien against company assets, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month.	$726,763	$726,763	$726,763

Note payable to related party, lien against company assets, unsecured, due 4/19/2013, annual interest due, convertible at holders' option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	$-	$35,000	$35,000

Note payable to non-related party, unsecured, due 8/29/2013, simple interest 8% convertible at holders' option at $.249 per TransBiotec share	$-	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%	$-	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, $12,000 in interest (2 months)	$-	$32,000	$-

Note payable to non-related party, unsecured, due 12/13/2013, interest rate 7%	$-	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, interest rate 18%	$-	$3,938	$3,938

Note payable to non-related party, unsecured, interest rate 7%, due on demand, convertible at anytime into common stock at 65% of market closing price on previous day	$-	$-	$75,000

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	NOTES PAYABLE (Cont’d)

Note payable to non-related party, unsecured, due 01/07/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month)	$-	$-	$45,000

Note payable to non-related party, unsecured, due 01/23/2014, interest rate 9%,	$-	$-	$50,000

	$826,523	$979,939	$1,192,711

Less Note Discounts	-	-	-

Less current portion	(277,260)	(616,051)	(1,025,704)

Long-term portion	$549,263	$363,888	$167,007

Required principal payments from December 31, 2012 forward are as follows:

2013	$828,823
2014	$196,881
2015	$123,709
2016	$43,298
2017	$-

$1,192,711

Interest expense under notes payable for the three months ended March 31, 2013 and March 31, 2012 was $38,095 and $23,960, respectively.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	NOTES PAYABLE (Cont’d)

During the three months ended March 31, 2013 and March 31, 2012 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $77,103 and $20,136, respectively. At March 31, 2013 the unamortized note discount from the beneficial conversion feature was $51,804.

In 2012 the Company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. $27,000 of the notes were converted in 2012. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded an expense of $448,137 in 2012 for fair value adjustments based on the Black-Scholes method using the following assumptions: risk free interest rate of 0.08%, dividend yield of 0%, expected life of 2-4 months, volatility of 172% - 197%. During the three months ended March 31, 2013 the Company borrowed $75,000 under a convertible note with a variable conversion price based on a percentage of market price. The note was not converted as of March 31, 2013. The Company determined that this note has an embedded derivative and are therefore accounted for at fair value. The Company recorded an expense of $95,613 during the three months ended March 31, 2013 for fair value adjustments based on the Black-Scholes method using the following assumptions: risk free interest rate of 0.08%, dividend yield of 0%, expected life of 2-4 months, volatility of 172% - 197%. The fair equity obligation liability under the notes at March 31, 2013 was $555,796.

	December 31,		(Unaudited)
	2011	2012	March 31, 2013

Convertible debenture payable to unrelated party, unsecured, due 04/1/2009, convertible at holder's option at $.25 per share, interest rate 8% Default interest rate 12%	$30,000	$-	$-

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	INCOME TAXES

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

During the three months ended March 31, 2013 the Company granted 473,733 stock options for shares in TransBiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 186%. No options were exercised or expired, leaving a March 31, 2013 outstanding balance of 503,411 options for TransBiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $41,069 during the three months ended March 31, 2013.

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At March 31, 2013 the Company had stock subscriptions payable of $26,000 for 80,696 common shares to be issued.

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

In 2012 the Company filed an action in the Superior Court of California, Orange County against former independent contractors and their company who previously engaged in equity fund raising efforts for the Company. The civil complaint alleged, among other claims, that the three individual defendants and their suspended business entity were engaging in business torts and breach of contract activities to the harm and detriment of the Company. One of the defendants in the case also had certain other employment-related judgments against the Company assigned to them. In early 2013, that defendant, Mr. Bill Bowman, filed an involuntary bankruptcy proceeding against the Company. Following discussions in January 2013 and culminating in a written Settlement Agreement and Mutual General Release dated March 13, 2013, the parties reached a settlement whereby the Company agreed to pay and satisfy the two-employment related judgments and a vendor judgment assigned to Mr. Bill Bowman. In exchange for the settlement agreement and payments, Mr. Bowman, as the sole holder of the assigned judgments, agreed to dismiss the involuntary bankruptcy petition pursuant to an order to dismiss filed April 2, 2013, which is pending with the Court, and the three individual defendants agreed to surrender their stock holdings (totaling 1,200 shares) in TransBioTec, Inc., a California corporation, and cease any and all pending judgment collection efforts through the end of 2013 to allow the Company time to perform on its agreement to satisfy the balance of the remaining two judgments that were partially satisfied with the initial settlement agreement terms.

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

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2011.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report.

Results of Operations for Three Months ended March 31, 2013 compared to Three Months ended March 31, 2012

Summary of Results of Operations

	Three Months Ended March 31,		Period from July 19, 2004 (Inception) to
	2013	2012	March 31, 2013

Revenue	$-	$-	-

Operating expenses:

General and administrative	233,641	2,031,147	12,801,590
Amortization and Depreciation	194	152	76,543
Total expenses	233,835	2,031,299	12,878,133

Operating loss	(233,835)	(2,031,299)	(12,878,133)

Interest expense	(40,400)	(35,212)	(1,133,392)
Interest expense – beneficial conversion feature	(77,103)	(20,136)	(259,167)
Loss on fair value adjustment – derivatives	(95,613)	-	(543,750)
Gain on sale of fixed asset	-	4,790	4,790
Gain on debt reversal	(5,571)	-	5,571

Net loss	$(441,380)	$(2,081,857)	(14,804,081)

Operating Loss; Net Loss

Our net loss decreased by $1,640,477, from ($2,081,857) to ($441,380), from the three months ended March 31, 2012 compared to March 31, 2013. Our operating loss decreased by $1,797,464, from ($2,031,299) to ($233,835) for the same period. The significant decrease in operating loss and net loss compared to the prior year period is primarily a result of the decrease in general and administrative expenses, offset partially in our net loss by a loss on fair value adjustment – derivatives as a result of the impact of our decreased stock price on certain convertible instruments, as well as an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments. These changes are detailed below.

Revenue.

We have not had any revenues since our inception. Prior to September 2011 we were a company involved in publishing and distributing Image Magazine. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fiscal year ended December 31, 2013.

General and Administrative Expenses.

General and administrative expenses decreased by $1,797,506, from $2,031,299 for the three months ended March 31, 2012 to $233,641 for the three months ended March 31, 2013, primarily due to the fact we compensated certain service providers and consultants with shares of our common stock in the three months ended March 31, 2012 and did not do the same during the three months ended March 31, 2013. When we compensate service providers and/or consultants with shares our common stock the fair market value of those shares appears as a general and administrative expense and can cause our expenses to appear much higher than they actually are in terms of cost to us for the services provided.

Interest Income/Expense; Net.

Interest expense, net increased from $35,212 for the three months ended March 31, 2012 to $40,400 for the three months ended March 31, 2013. For both periods these amounts are largely due to the interest we own on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended March 31, 2013 our interest expenses includes a beneficial conversion feature of $77,103, compared to $20,136 for the three months ended March 31, 2012, both related to a convertible debenture.

Loss on Fair Value Adjustment - Derivatives

During the three months ended March 31, 2013, we incurred loss on fair value adjustment – derivatives of ($95,613) primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding. We did not have a corresponding loss for the three months ended March 31, 2012.

Liquidity and Capital Resources for Three Months ended March 31, 2013 compared to Three Months ended March 31, 2012

Introduction

During the three months ended March 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2013 was $0 and our monthly cash flow burn rate is approximately $20,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 and 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012	Change

Cash	$0	$782	$(782)
Total Current Assets	0	782	(782)
Total Assets	2,813	2,278	535
Total Current Liabilities	2,455,286	2,034,681	420,605
Total Liabilities	$2,622,293	$2,398,569	$223,724

Our current assets decreased by $782 as of March 31, 2013 as compared to December 31, 2012. The decrease in our total assets between the two periods was attributed to a decrease in our cash on hand of $782, since we did not have any current assets other than cash for the two periods presented.

Our current liabilities increased by $420,605, as of March 31, 2013 as compared to December 31, 2012. A large portion of this increase was due to our notes payable – current increasing by $409,653, as a result of borrowing additional money. Our accounts payable also increased by approximately $35,000 and our accrued interest payable by $20,100.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of March 31, 2013 of $0 and $782 on December 31, 2012. Based on our revenues, cash on hand and current monthly burn rate, around $20,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($135,543) for the three months ended March 31, 2013, as compared to ($156,099) for the three months ended March 31, 2012. For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($438,475), offset by compensatory equity issuances of $112,502, accrued payables of $14,757, fair value adjustments – equity obligations of $95,613, and note payable beneficial conversion expense of $77,103. For the period in 2012, the net cash provided by operating activities consisted primarily of our net income (loss) of ($2,078,611), partially offset by compensatory equity issuances of $1,888,871, accrued payables of $17,293, and note payable beneficial conversion expense of $20,136.

Investments

We had net cash provided (used) by investing activities of ($511) for the three months ended March 31, 2013 compared to $3,820 for the three months ended March 31, 2012. In the three months ended March 31, 2013 the net cash provided (used) by investing activities related fixed asset purchases of $511. In the three months ended March 31, 2012 the net cash provided (used) by investing activities related to proceeds received from the sale of a fixed asset of $4,790, and fixed asset purchases of $970.

Financing

Our net cash provided (used) by financing activities for the three months ended March 31, 2013 was $135,272, compared to $44,386 for the three months ended March 31, 2012. For the period in 2013, our financing activities related to notes and loans payable – borrowings of $167,272, offset by notes and loans payables – payments of ($32,000). For the period in 2012, our financing activities consisted of equity issuances of $25,000 and notes and loans payable – borrowings of $19,386.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

On December 21, 2012, we were mail served with a legal action entitled, Involuntary Petition, Chapter 7, pursuant to which petitioning creditor Bill Bowman filed an involuntary bankruptcy proceeding with the stated purpose of putting TransBiotec, Inc., a California corporation and our wholly-owned subsidiary, into a bankruptcy (the “Involuntary Petition”). Subsequently we entered into a Settlement Agreement with Mr. Bowman (the “Bowman Settlement”) and on April 2, 2013 Mr. Bowman filed a Motion to Dismiss with the Court to have this matter dismissed with prejudice. Since that time, neither Mr. Bowman nor the court have taken any further action in this proceeding and we expect the Involuntary Petition to be dismissed at or after the next status hearing set for May 30, 2013.

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

On May 11, 2012, we sued William Cooper, Travis Cooper and William Bowman, and KULA Management, Inc., an unknown entity in a case entitled, TransBiotec, Inc. v. William Cooper, Travis Cooper, William Bowman, Superior Court of California, County of Orange, Case No. 30-2012-00568440-CU-BC- CJC, for breach of contract, intentional interference, with contractual relations, intentional interference with prospective economic relations, defamation, and unfair business practices. According to the Complaint the lawsuit was based on false and misleading claims made by the Defendants, as well as tortious interference with our business and contacts. The Complaint sought unspecified damages to be determined by the Court or trier of fact. William Cooper, Travis Cooper and William Bowman all filed timely Answers. Kula Management, Inc. did not file an Answer and we received a default judgment against Kula Management, Inc. Travis Cooper and William Cooper filed cross-complaints alleging breach of contract. William Cooper’s cross-complaint was disallowed due to failure to file timely. As part of the Bowman Settlement mentioned above, this lawsuit was dismissed by all parties, effective March 22, 2013.

We currently have three judgments against us involving past employees of the company. These matters are under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $46,727.57, plus accrued interest, to our ex-employees for unpaid wages under these Orders and are working to get these amounts paid off.

On November 16, 2006, a judgment was entered against TBT in favor of Cummins & White, LLP, in the amount of $5,342. On or about December 17, 2012, we paid Cummins & White, LLP $5,342 in full satisfaction of the judgment and the amounts owed.

On November 14, 2005, Fashion Furniture Rental, Inc. filed a lawsuit against TBT in the Orange County California State Superior Court for breach of contract. In 2012 Fashion Furniture Rental obtained a judgment against the Company in the approximate amount of $61,000. This judgment was subsequently assigned to Mr. Bowman, who asserted it in the aforementioned Involuntary Petition. This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,535.72 on the amount due. Per the terms of the Bowman Settlement, the remaining amount ($84,703.04 as of March 31, 2013) is to be fully satisfied by the end of this year. We are currently working on satisfying the remainder due under this judgment.

On December 5, 2007, a judgment in favor of Vitaly Telishevsky in the amount of $29,791.43 was entered against TBT. This judgment was entered pursuant to an "Order, Decision or Award of the Labor Commissioner." The judgment was later assigned to Mr. Bowman, who asserted it in the Involuntary Petition. This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,089.87 on the amount due. Per the terms of the Bowman Settlement, the remaining amount ($31,144.22 as of March 31, 2013) it is to be fully satisfied by the end of this year. We are currently working on satisfying the remainder due under this judgment.

On June 30, 2006, a judgment in favor of Dai Vu in the amount of $22,065.44 was entered against TBT. This judgment was entered pursuant to an "Order, Decision or Award of the Labor Commissioner." The judgment was later assigned to Mr. Bowman, who asserted it in the Involuntary Petition. This judgment has been fully satisfied in conjunction with the Bowman Settlement.

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

There have been no events which are required to be reported under this Item for the three months ended March 31, 2013.

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

TransBiotec, Inc.

Dated: May 17, 2013		/s/ Charles Bennington
	By:	Charles Bennington
President