Form 10-Q
period 2013-06-30
TransBiotec, Inc.
filed 2013-08-14
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2013, there were 32,049,643 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1   Financial Statements

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2013 and 2012 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	Jun. 30, 2013
	(unaudited)	Dec. 31, 2012

ASSETS

Current assets
Cash	$-	$782
Total current assets	-	782

Fixed assets - net	1,619	1,496
Patents & Trademarks	1,000	-

Total Assets	$2,619	$2,278

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$410,219	$298,994
Accrued interest payable	204,985	159,355
Notes payable - current - related parties	573,516	390,915
Notes payable - current	526,498	225,136
Note discount	(31,665)	(38,072)
Notes payable - equity obligation payable	832,565	463,037
Stock subscription payable - current	26,000	26,000
Related party payables	330,693	351,310
Other payables	83,006	158,006
Total current liabilties	2,955,817	2,034,681

Notes payable - related parties	167,007	363,888

Total Liabilities	3,122,824	2,398,569

Stockholders' Equity
Common stock, $.00001 par value;
100,000,000 shares authorized;
32,049,643 and 30,315,554 shares
issued and outstanding at June 30, 2013
and December 31, 2012 respectively	321	303
Additional paid in capital	12,225,811	11,903,279
Deficit accumulated during the
development stage	(15,316,213)	(14,274,244)
Total Transbiotec, Inc. stockholders' equity	(3,090,081)	(2,370,662)
Noncontrolling interest	(30,124)	(25,629)

Total Stockholders' Equity	(3,120,205)	(2,396,291)

Total Liabilities and Stockholders' Equity	$2,619	$2,278

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
	For Three Months Ended		For Six Months Ended		July 19, 2004
	June 30,		June 30,		(Inception) To
	2013	2012	2013	2012	Jun. 30, 2013

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	194	-	388	152	76,737
General and administrative	148,897	145,699	382,538	2,031,147	12,950,487
	149,091	145,699	382,926	2,031,299	13,027,224

Gain (loss) from operations	(149,091)	(145,699)	(382,926)	(2,031,299)	(13,027,224)

Other income (expense):
Loss on fair value adjustment - derivatives	(293,684)	-	(389,297)	-	(837,434)
Stock option expense	(80,953)	-	(80,953)	-	(80,953)
Gain on debt reversal	-	-	5,571	-	5,571
Gain on sale of fixed asset	-	-	-	4,790	4,790
Interest expense	(25,657)	(20,777)	(66,057)	(35,212)	(1,159,049)
Interest expense - beneficial conversion feature	(56,389)	(44,035)	(133,492)	(20,136)	(315,556)
	(456,683)	(64,812)	(664,228)	(50,558)	(2,382,631)

Income (loss) before provision for income taxes	(605,774)	(210,511)	(1,047,154)	(2,081,857)	(15,409,855)

Provision for income tax	-	-	-	-	-

Net income (loss)	(605,774)	(210,511)	(1,047,154)	(2,081,857)	(15,409,855)
Less: Net (income) loss attributable to
noncontrolling interest	2,280	2,095	5,185	3,246	93,642
Net income (loss) attributable
to TranBioTec, Inc.	$(603,494)	$(208,416)	$(1,041,969)	$(2,078,611)	$(15,316,213)

Net income (loss) per share (TransBiotec, Inc.)
(Basic and fully diluted)	$(0.02)	$(0.01)	$(0.03)	$(0.08)

Weighted average number of common shares outstanding	31,796,478	28,007,094	31,291,992	25,496,925

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
	For Six Months Ended		July 19, 2004
	June 30,		(Inception) To
	2013	2012	June 30, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(1,041,969)	$(2,078,611)	$(15,404,670)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	388	152	76,737
Compensatory equity issuances	112,502	1,888,871	8,777,818
Asset write offs	-	850	37,513
Accrued payables	214,539	17,293	2,464,750
Gain on sale of fixed asset	-	(4,790)	(4,790)
Gain on debt reversal	(5,571)	-	(5,571)
Fair value adjustments - equity obligation	389,297	-	837,434
Note pay. benefical conversion expense	133,492	20,136	519,120
Original issue discount - interest expense	12,501	-	74,002
Other	-	-	292
Net cash provided by (used for)
operating activities	(184,821)	(156,099)	(2,627,365)

Cash Flows From Investing Activities:
Fixed asset purchases	(511)	(970)	(78,356)
Fixed asset sales	-	4,790	1,250
Net cash provided by (used for)
investing activities	(511)	3,820	(77,106)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
	For Six Months Ended		July 19, 2004
	June 30,		(Inception) To
	2013	2012	June 30, 2013

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	217,332	19,386	1,240,479
Notes & loans payable - payments	(32,000)	-	(70,726)
Repurchase of equity	-	-	(250,000)
Stock subscription payable	-	-	10,000
Equity issuances	-	25,000	1,775,500
Net cash provided by (used for)
financing activities	185,332	44,386	2,705,253

Net Increase (Decrease) In Cash	-	(107,893)	782

Cash At The Beginning Of The Period	-	108,019	-

Cash At The End Of The Period	$-	$126	$782

Schedule Of Non-Cash Investing And Financing Activities

Compensatory equity issuances	$112,502	$1,888,871	$8,777,818
Debt converted to capital	$46,500	$-	$1,604,375
Note to stock subscription payable	$-	$-	$16,000

Supplemental Disclosure

Cash paid for interest	$-	$4,500	$14,394
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholoders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2013, and June 30, 2012 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

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

NOTE 2. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013 and June 30, 2012, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $330,693 and $33,445 respectively.

During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,	December 31,	(unaudited)
	2011	2012	June 30, 2013

Automobile	$33,383	$-	$-
Office and Lab Equipment	31,896	31,616	32,127
Furniture & fixtures	11,596	11,556	11,556
	76,875	43,172	43,683

Less accumulated depreciation	(75,743)	(41,676)	(42,064)

Total	$1,132	$1,496	$1,619

Depreciation expense for the six months ended June 30, 2013 and June 30, 2012 was $388 and $152 respectively.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

	December 31,	December 31,	(unaudited)
	2011	2012	June 30, 2013

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%	$11,810	$11,810	$11,810

Note payable, unsecured, due 09/15/2012, convertible at holder's option at $2.50 per TransBioTec share, and any TransBioTec shares then converted into Imagine Media, LTD. shares at 7.726 shares for 1 TransBiotec share, interest rate 10%	$16,000	$-	$-

Note payable, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 30%	$10,000	$10,000	$10,000

Note payable, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 30%	$25,000	$25,000	$25,000

Note payable, unsecured, due 2/17/12, quarterly Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 30%	$25,000	$25,000	$25,000

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable, unsecured, due 2/18/12, quarterly Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 30%	$10,000	$10,000	$10,000

Note payable, unsecured, due 2/18/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 18%	$-	$750	$750

Note payable, unsecured, due 2/18/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 18%	$-	$6,875	$6,875

Note payable, unsecured, due 2/15/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$2,500	$2,500

Note payable, unsecured, due 2/20/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$3,750	$3,750

Note payable, unsecured, due 2/21/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$2,625	$2,625

Note payable, unsecured, due 3/20/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$5,433	$5,433

Note payable, unsecured, due 3/22/13, annually Interest due, convertible at holder's option at $0.3235688 per IMLE share, interest rate 12%	$-	$3,203	$3,203

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable, unsecured, due 1/05/13, annually Interest due, convertible at holder's option at 51% of market as defined, interest rate 8% Conversion limited to total beneficial ownership of 4.99%	$-	$10,500	$-

Note payable, unsecured, due 2/25/13, annually Interest due, convertible at holder's option at 51% of market as defined, interest rate 8% Conversion limited to total beneficial ownership of 4.99%	$-	$37,500	$44,250

Note payable to related party, unsecured, lien against company assets, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month.	$726,763	$726,763	$726,763

Note payable to related party, lien against company assets, unsecured, due 4/19/2013, annual interest due, convertible at holders' option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	$-	$35,000	$52,500

Note payable to non-related party, unsecured, due 8/29/2013, simple interest 8% convertible at holders' option at $.249 per TransBiotec share	$-	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%	$-	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, $12,000 in interest (2 months)	$-	$32,000	$-

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 12/13/2013, interest rate 7%	$-	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, interest rate 18%	$-	$3,938	$3,938

Note payable to non-related party, unsecured, interest rate 7%, due on demand, convertible at anytime into common stock at 65% of market closing price on previous day	$-	$-	$75,000

Note payable to non-related party, unsecured, due 01/07/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$65,272

Note payable to non-related party, unsecured, due 05/05/2014, interest rate 7%, default interest 10%, stock option	$-	$-	$50,060

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month)	$-	$-	$45,000

Note payable to non-related party, unsecured, due 01/23/2014, interest rate 9%,	$-	$-	$50,000

	$826,523	$979,939	$1,267,021

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less Note Discounts	-	-	-

Less current portion	(277,260)	(616,051)	(1,100,014)

Long-term portion	$549,263	$363,888	$167,007

Required principal payments from December 31, 2012 forward are as follows:

2013	$717,801
2014	$382,213
2015	$123,709
2016	$43,298
2017	$-

$1,267,021

Interest expense under notes payable for the six months ended June 30, 2013 and June 30, 2012 was $61,550 and $40,788, respectively.

During the six months ended June 30, 2013 and June 30, 2012 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $133,492 and $64,171, respectively. At June 30, 2013 the unamortized note discount from the beneficial conversion feature was $31,665.

In 2012 the Company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. $27,000 of the notes were converted in 2012. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded an expense of $448,137 in 2012 for fair value adjustments based on the Black-Scholes method using the following assumptions: risk free interest rate of 0.08%, dividend yield of 0%, expected life of 2-4 months, volatility of 172% - 197%. During the six months ended June 30, 2013 the Company borrowed $75,000 under a convertible note with a variable conversion price based on a percentage of market price. The note was not converted as of June 30, 2013. The Company determined that this note has an embedded derivative and are therefore accounted for at fair value. The Company recorded an expense of $389,297 during the six months ended June 30, 2013 for fair value adjustments based on the Black-Scholes method using the following assumptions: risk free interest rate of 0.08%, dividend yield of 0%, expected life of 2 – 4 months, volatility of 172% - 197%. The fair equity obligation liability under the notes at June 30, 2013 was $832,565.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  NOTES PAYABLE (Cont’d)

	December 31,		Unaudited
	2011	2012	June 30, 2013

Convertible debenture payable to unrelated party, unsecured, due 04/1/2009, convertible at holder's option at $.25 per share, interest rate 8% Default interest rate 12%	$30,000	$-	$-

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

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2013 the Company granted 1,074,093 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 186%. No options were exercised or expired, leaving a June 30, 2013 outstanding balance of 1,106,271 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $80,953 during the six months ended June 30, 2013.

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At June 30, 2013 the Company had stock subscriptions payable of $26,000 for 80,696 common shares to be issued.

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

Overview

We are a development stage company that has developed a prototype of an alcohol detection device called “SOBR”.  The device is a patented system for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration.  Once SOBR is fully tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible  ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event.  We believe SOBR offers a unique solution to the national alcohol abuse problem.

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

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2011.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report.

Results of Operations for Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Summary of Results of Operations

	Three Months Ended June 30,		Period from July 19, 2004 (Inception) to
	2013	2012	June 30, 2013
Revenue	$-	$-	-

Operating expenses:

General and administrative	148,897	145,699	12,950,487
Amortization and Depreciation	194	-	76,737
Total expenses	149,091	145,699	13,027,224

Operating loss	(149,091)	(145,699)	(13,027,224)

Interest expense	(25,657)	(20,777)	(1,159,049)
Interest expense – beneficial conversion feature	(56,389)	(44,035)	(315,556)
Loss on fair value adjustment – derivatives	(293,684)	-	(837,434)
Gain on sale of fixed asset	-	-	4,790
Gain on debt reversal	(5,571)	-	5,571
Stock option expense	(80,953)	-	(80,953)

Net loss	$(605,774)	$(210,511)	(15,409,855)

Operating Loss; Net Loss

Our net loss increased by $395,263, from ($210,511) to ($605,774), from the three months ended June 30, 2012 compared to June 30, 2013.  Our operating loss increased by $3,392, from ($145,699) to ($149,091) for the same period.  The increase in our net loss for the three months ended June 30, 2013, compared to the prior year period is primarily a result of the loss on fair value adjustment – derivatives as a result of the impact of our decreased stock price on certain convertible instruments, as well as an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments.  These changes are detailed below.

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

General and Administrative Expenses.

General and administrative expenses increased by $3,198, from $149,699 for the three months ended June 30, 2012 to $148,897 for the three months ended June 30, 2013, which were fairly similar for the two periods.

Interest Income/Expense; Net.

Interest expense, net increased from $20,777 for the three months ended June 30, 2012 to $25,657 for the three months ended June 30, 2013.  For both periods these amounts are largely due to the interest we own on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended June 30, 2013 our interest expenses includes a beneficial conversion feature of $56,389, compared to $44,035 for the three months ended June 30, 2012, both related to a convertible debenture.

Loss on Fair Value Adjustment - Derivatives

During the three months ended June 30, 2013, we incurred loss on fair value adjustment – derivatives of ($293,684) primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding.  We did not have a corresponding loss for the three months ended June 30, 2012.

Results of Operations for Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Summary of Results of Operations

	Six Months Ended June 30,		Period from July 19, 2004 (Inception) to
	2013	2012	June 30, 2013
Revenue	$-	$-	-

Operating expenses:

General and administrative	382,538	2,031,147	12,950,487
Amortization and Depreciation	388	152	76,737
Total expenses	382,926	2,031,299	13,027,224

Operating loss	(382,926)	(2,031,299)	(13,027,24)

Interest expense	(66,057)	(35,212)	(1,159,049)
Interest expense – beneficial conversion feature	(133,492)	(20,136)	(315,556)
Loss on fair value adjustment – derivatives	(389,297)	-	(837,434)
Gain on sale of fixed asset	-	4,790	4,790
Gain on debt reversal	(5,571)	-	5,571
Stock option expense	(80,953)	-	(80,953)

Net loss	$(1,047,154)	$(2,081,857)	$(15,316,213)

Operating Loss; Net Loss

Our net loss decreased by $1,034,703, from ($2,081,857) to ($1,047,154), from the six months ended June 30, 2012 compared to June 30, 2013.  Our operating loss decreased by $1,648,373, from ($2,031,299) to ($382,926) for the same period.  The significant decrease in operating loss and net loss compared to the prior year period is primarily a result of the decrease in general and administrative expenses, offset partially in our net loss by a loss on fair value adjustment – derivatives as a result of the impact of our decreased stock price on certain convertible instruments, as well as an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments.  These changes are detailed below.

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

General and Administrative Expenses.

General and administrative expenses decreased by $1,648,761, from $2,031,147 for the six months ended June 30, 2012 to $382,538 for the six months ended June 30, 2013, primarily due to the fact we compensated certain service providers and consultants with shares of our common stock in the six months ended June 30, 2012 and did not do the same during the six months ended June 30, 2013.  When we compensate service providers and/or consultants with shares our common stock the fair market value of those shares appears as a general and administrative expense and can cause our expenses to appear much higher than they actually are in terms of cost to us for the services provided.

Interest Income/Expense; Net.

Interest expense, net increased from $35,212 for the six months ended June 30, 2012 to $66,057 for the six months ended June 30, 2013.  For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the six months ended June 30, 2013 our interest expenses includes a beneficial conversion feature of $133,492, compared to $20,136 for the six months ended June 30, 2012, both related to a convertible debenture.

Loss on Fair Value Adjustment - Derivatives

During the six months ended June 30, 2013, we incurred loss on fair value adjustment – derivatives of ($389,297) primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding.  We did not have a corresponding loss for the six months ended June 30, 2012.

Liquidity and Capital Resources for Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Introduction

During the six months ended June 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2013 was $0 and our monthly cash flow burn rate is approximately $20,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 and 2012, respectively, are as follows:

	June 30, 2013	December 31, 2012	Change

Cash	$0	$782	$(782)
Total Current Assets	0	782	(782)
Total Assets	2,619	2,278	341
Total Current Liabilities	2,955,817	2,034,681	921,136
Total Liabilities	$3,122,824	$2,398,569	$724,255

Our current assets decreased by $782 as of June 30, 2013 as compared to December 31, 2012.  The decrease in our total assets between the two periods was attributed to a decrease in our cash on hand of $782, since we did not have any current assets other than cash for the two periods presented.

Our current liabilities increased by $921,136, as of June 30, 2013 as compared to December 31, 2012.  A large portion of this increase was due to our notes payable – current increasing by $301,362, as a result of borrowing additional money.  Our accounts payable also increased by approximately $111,225 and our accrued interest payable by $45,630.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of June 30, 2013 of $0 and $782 on December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $20,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($184,821) for the six months ended June 30, 2013, as compared to ($156,099) for the six months ended June 30, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,041,969), offset by compensatory equity issuances of $112,502, accrued payables of $214,539, fair value adjustments – equity obligations of $389,297, and note payable beneficial conversion expense of $133,492.  For the period in 2012, the net cash provided by operating activities consisted primarily of our net income (loss) of ($2,078,611), partially offset by compensatory equity issuances of $1,888,871, accrued payables of $17,293, and note payable beneficial conversion expense of $20,136.

Investments

We had net cash provided (used) by investing activities of ($511) for the six months ended June 30, 2013 compared to $3,820 for the six months ended June 30, 2012.  In the six months ended June 30, 2013 the net cash provided (used) by investing activities related fixed asset purchases of $511.  In the six months ended June 30, 2012 the net cash provided (used) by investing activities related to proceeds received from the sale of a fixed asset of $4,790, and fixed asset purchases of $970.

Financing

Our net cash provided (used) by financing activities for the six months ended June 30, 2013 was $185,332, compared to $44,386 for the six months ended June 30, 2012.  For the period in 2013, our financing activities related to notes and loans payable – borrowings of $217,332, offset by notes and loans payables – payments of ($32,000).  For the period in 2012, our financing activities consisted of equity issuances of $25,000 and notes and loans payable – borrowings of $19,386.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

On December 21, 2012, we were mail served with a legal action entitled, Involuntary Petition, Chapter 7, pursuant to which petitioning creditor Bill Bowman filed an involuntary bankruptcy proceeding with the stated purpose of putting TransBiotec, Inc., a California corporation and our wholly-owned subsidiary, into a bankruptcy (the “Involuntary Petition”).  Subsequently we entered into a Settlement Agreement with Mr. Bowman (the “Bowman Settlement”) and on April 2, 2013 Mr. Bowman filed a Motion to Dismiss with the Court to have this matter dismissed with prejudice.  The Court approved the Motion to Dismiss and issued an Order to Dismiss the legal action, effective July 29, 2013.

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

On November 14, 2005, Fashion Furniture Rental, Inc. filed a lawsuit against TBT in the Orange County California State Superior Court for breach of contract. In 2012 Fashion Furniture Rental obtained a judgment against the Company in the approximate amount of $61,000.  This judgment was subsequently assigned to Mr. Bowman, who asserted it in the aforementioned Involuntary Petition.  This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,535.72 on the amount due.  Per the terms of the Bowman Settlement, the remaining amount ($84,703.04 as of June 30, 2013) is to be fully satisfied by the end of this year.  We are currently working on satisfying the remainder due under this judgment.

On December 5, 2007, a judgment in favor of Vitaly Telishevsky in the amount of $29,791.43 was entered against TBT.  This judgment was entered pursuant to an "Order, Decision or Award of the Labor Commissioner."  The judgment was later assigned to Mr. Bowman, who asserted it in the Involuntary Petition.  This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,089.87 on the amount due.  Per the terms of the Bowman Settlement, the remaining amount ($31,144.22 as of June 30, 2013) it is to be fully satisfied by the end of this year.  We are currently working on satisfying the remainder due under this judgment.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we issued the following unregistered securities:

On May 9, 2013, we issued 759,494 shares of our common stock to Asher Enterprises, Inc. upon the conversion by Asher of $12,000 of debt we owe to them under a Convertible Promissory Note, currently in default.  Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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

TransBiotec, Inc.

Dated: August 14, 2013	By:	/s/ Charles Bennington
Charles Bennington
President