Form 10-Q
period 2013-09-30
TransBiotec, Inc.
filed 2013-11-14
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2013, there were 34,146,712 shares of common stock, $0.00001 par value, issued and outstanding.

TRANSBIOTEC, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1	Financial Statements	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4	Controls and Procedures	25

PART II – OTHER INFORMATION

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

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2013 and 2012 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	Sept. 30, 2013
	(unaudited)	Dec. 31, 2012

ASSETS

Current assets
Cash	$837	$782
Total current assets	837	782

Fixed assets - net	1,425	1,496
Patents & Trademarks	1,000	-

Total Assets	$3,262	$2,278

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$459,607	$298,994
Accrued interest payable	156,348	159,355
Notes payable - current - related parties	703,516	390,915
Notes payable - current	480,398	225,136
Note discount	(29,164)	(38,072)
Notes payable - equity obligation payable	447,602	463,037
Stock subscription payable - current	26,000	26,000
Related party payables	360,424	351,310
Other payables	-	158,006
Total current liabilties	2,604,731	2,034,681

Notes payable - related parties	167,007	363,888

Total Liabilities	2,771,738	2,398,569

Stockholders' Equity
Common stock, $.00001 par value;
100,000,000 shares authorized;
34,146,712 and 30,315,554 shares
issued and outstanding at September 30, 2013	342	303
and December 31, 2012 respectively
Additional paid in capital	12,380,124	11,903,279
Deficit accumulated during the
development stage	(15,118,407)	(14,274,244)
Total Transbiotec, Inc. stockholders' equity	(2,737,941)	(2,370,662)
Noncontrolling interest	(30,535)	(25,629)

Total Stockholders' Equity	(2,768,476)	(2,396,291)

Total Liabilities and Stockholders' Equity	$3,262	$2,278

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
	For Three Months Ended		For Nine Months Ended		July 19, 2004
	September 30,		September 30,		(Inception) To
	2013	2012	2013	2012	Sept. 30, 2013

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	194	152	582	303	76,931
General and administrative	117,832	138,199	500,370	2,315,046	13,068,319
	118,026	138,351	500,952	2,315,349	13,145,250

Gain (loss) from operations	(118,026)	(138,351)	(500,952)	(2,315,349)	(13,145,250)

Other income (expense):
Gain/(Loss) on fair value adjustment - derivatives	318,799	-	(70,498)	-	(518,635)
Stock option expense	(40,377)	-	(121,330)	-	(121,330)
Gain on debt reversal	81,307	-	86,878	-	86,878
Gain on sale of fixed asset	-	-	-	4,790	4,790
Interest expense	(25,014)	(20,704)	(91,071)	(69,384)	(1,184,063)
Interest expense - beneficial conversion feature	(19,501)	(38,217)	(152,993)	(102,388)	(335,057)
	315,214	(58,921)	(349,014)	(166,982)	(2,067,417)

Income (loss) before provision for income taxes	197,188	(197,272)	(849,966)	(2,482,331)	(15,212,667)

Provision for income tax	-	-	-	-	-

Net income (loss)	197,188	(197,272)	(849,966)	(2,482,331)	(15,212,667)
Less: Net (income) loss attributable to
noncontrolling interest	618	2,686	5,803	7,860	94,260
Net income (loss) attributable
to TranBioTec, Inc.	$197,806	$(194,586)	$(844,163)	$(2,474,471)	$(15,118,407)

Net income (loss) per share (TransBiotec, Inc.)
(Basic and fully diluted)	$0.01	$(0.01)	$(0.03)	$(0.09)

Weighted average number of
common shares outstanding	33,431,576	28,250,526	32,005,187	27,384,853

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	For Nine Months Ended		July 19, 2004
	September 30,		(Inception) To
	2013	2012	September 30, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(844,163)	$(2,474,471)	$(15,206,864)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	582	303	76,931
Compensatory equity issuances	77,433	1,898,957	8,742,749
Asset write offs	-	850	37,513
Accrued payables	276,650	89,941	2,526,079
Gain on sale of fixed asset	-	(4,790)	(4,790)
Gain on debt reversal	(86,878)	-	(86,878)
Fair value adjustments - equity obligation	70,498	-	518,635
Note pay. benefical conversion expense	152,993	140,821	538,621
Original issue discount - interest expense	12,501	-	74,002
Other	-	-	292
Net cash provided by (used for)
operating activities	(340,384)	(348,389)	(2,783,710)

Cash Flows From Investing Activities:
Fixed asset purchases	(511)	(970)	(78,356)
Fixed asset sales	-	4,790	1,250
Net cash provided by (used for)
investing activities	(511)	3,820	(77,106)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
	For Nine Months Ended		July 19, 2004
	September 30,		(Inception) To
	2013	2012	Sept. 30, 2013

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	346,232	149,386	1,369,379
Notes & loans payable - payments	(52,000)	-	(90,726)
Repurchase of equity	-	-	(250,000)
Stock subscription payable	-	-	10,000
Equity issuances	47,500	90,000	1,823,000
Net cash provided by (used for)
financing activities	341,732	239,386	2,861,653

Net Increase (Decrease) In Cash	837	(105,183)	837

Cash At The Beginning Of The Period	-	108,019	-

Cash At The End Of The Period	$837	$2,836	$837

Schedule Of Non-Cash Investing And Financing Activities

Compensatory equity issuances	$77,433	$1,898,957	$8,795,251
Debt converted to capital	$49,000	$59,000	$1,606,875
Note to stock subscription payable	$-	$-	$16,000

Supplemental Disclosure

Cash paid for interest	$-	$6,375	$14,394
Cash paid for income taxes	$-	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2013, and September 30, 2012 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.  The Company has had no revenues to date

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the nine months ended September 30, 2013 or 2012.

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

NOTE 2. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2013 and September 30, 2012, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $172,765 and $79,199 respectively.

During the year ended December 31, 2011 related party shareholders converted $829,164 in note principal and interest and $135,000 in compensation into 2,408,977 common shares.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

			(unaudited)
	December 31,	December 31,	September 30,
	2011	2012	2013

Automobile	$33,383	$-	$-
Office and Lab Equipment	31,896	31,616	32,127
Furniture & fixtures	11,596	11,556	11,556
	76,875	43,172	43,683

Less accumulated depreciation	(75,743)	(41,676)	(42,258)

Total	$1,132	$1,496	$1,425

Depreciation expense for the nine months ended Septemer 30, 2013 and September 30, 2012 was $582 and $303, respectively.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

	December 31, 2011	December 31, 2012	(Unaudited) Sept. 30, 2013
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950	$1,950

Notes payable to related parties, unsecured, due 12/31/2012, interest rate 0%	$11,810	$11,810	$11,810

Note payable to non-related party, unsecured, due 09/15/2012, convertible at holder’s option at $2.50 per TBT - CA share.	$16,000	-	-

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	-	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	-	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	-	$3,203	$3,203

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 1/05/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	$10,500	-

Note payable to non-related party, unsecured, due 2/25/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	$37,500	$19,250

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$726,763	$726,763	$726,763

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	$35,000	$52,500

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share.	-	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%.	-	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, $12,000 in interest (2 months)	-	$32,000	-

Note payable to non-related party,unsecured, due 12/13/2013, simple interest 7%.	-	$5,342	$5,342

Note payable to non-related party,unsecured, due 01/31/2013, simple interest 18%.	-	$3,938	$3,938

Note payable to non-related party, unsecured, due on demand, simple interest 7%, convertible at anytimeinto common stock at 65% of market closing price on previous day	-	-	$55,000

Note payable to non-related party, unsecured, due 01/07/2014, simpleinterest 7%, default interest 10%, stock option	-	-	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, simpleinterest 7%, default interest 10%, stock option	-	-	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, stock option	-	-	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000in interest (1 month)	-	-	$45,000

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%,	-	-	$50,000

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, stock option	-	-	$50,060

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party,unsecured, due 10/25/2013, simple interest 18%,	-	-	$2,000

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, stock option	-	-	$1,900

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option	-	-	$10,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option	-	-	$65,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, stock option	-	-	$20,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9%,	-	-	$15,000

Note payable to non-related party, unsecured, due 07/02/2014, simple interest 9%,	-	-	$15,000

	$826,523	$979,939	$1,350,921
Less current portion	(277,260)	(616,051)	(1,183,914)

Long-term portion	$549,263	$363,888	$167,007

Required principal payments from December 31, 2013 forward are as follows:

2013	$689,801
2014	$494,113
2015	$123,709
2016	$43,298
2017	$-
$1,350,921

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense under notes payable for the nine months ended September 30, 2013 and September 30, 2012 was $86,214 and $56,938, respectively.

During the nine months ended September 30, 2013 and September 30, 2012 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $152,993 and $102,388, respectively. At September 30, 2013 the unamortized note discount from the beneficial conversion feature was $29,164.

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

	December 31,		Unaudited
	2011	2012	Sept. 30, 2013
Convertible debenture payable to unrelated party, unsecured, due 04/1/2009, convertible at holder's option at $.25 per share, interest rate 8% Default interest rate 12%	$30,000	$-	$-

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

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2013 the Company granted 2,996,893 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, a volatility range of 185% - 190%. No options were exercised or expired, leaving a September 30, 2013 outstanding balance of 3,049,071 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $121,330 during the nine months ended September 30, 2013.

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At September 30, 2013 the Company had stock subscriptions payable of $26,000 for 80,696 common shares to be issued.

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

Overview

We are a development stage company that has developed an alcohol detection device called “SOBR”.  The device is a patented device for use in detecting alcohol in a person’s system by testing the ethanol content in their perspiration.  We plan to market the device to two primary business segments: (i) companies and institutions that employ or contract with vehicle drivers, where the system will be marketed as a preventative drunk driving detection system, with a possible  ignition locking device, and (ii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, and the military for personnel returning to a military base from off-base leave.  Currently, we have several “prototype” units fully-developed that we believe are ready for use, but are also constantly looking for ways to improve the device and will develop it further if we find improvements to the device.

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and are currently performing beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market (“OEM”) once final beta testing is completed.  We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market.  We believe that an increase in public awareness and consumer interest will generate a demand for alcohol sensing technology and we hope that auto manufactures will begin installing SOBR as a factory installed option.  We will also market SOBR to international car manufacturers which may want to gain a market advantage over domestic auto manufacturers.  We will seek to enter other markets as well, such as commercial trucking, as well as seek to have included in federal legislation a requirement that a alcohol sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S.

Regarding the use in monitoring employees and contractors in certain industries, such as surgeons, pilots and the military, we are in the process of soliciting potential customers interested in purchasing either interlocking or portable devices in various industries.

Currently, we do not have the money or funding to achieve the above goals and based on our revenues, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

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

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2013.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations for Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary of Results of Operations

	Three Months Ended September 30,		Period from July 19, 2004 (Inception) to September 30,
	2013	2012	2013
Revenue	$-	$-	-

Operating expenses:

General and administrative	117,832	138,199	13,068,319
Amortization and Depreciation	194	152	76,931
Total operating expenses	118,026	138,351	13,145,250

Operating loss	(118,026)	(138,351)	(13,145,250)

Interest expense	(25,014)	(20,704)	(1,184,063)
Interest expense – beneficial conversion feature	(19,501)	(38,217)	(335,057)
Gain/(Loss) on fair value adjustment – derivatives	318,799	-	(518,635)
Gain on sale of fixed asset	-	-	4,790
Gain on debt reversal	81,307	-	86,878
Stock option expense	(40,377)	-	(121,330)

Net income (loss)	$197,806	$(197,272)	(15,118,407)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $395,078, from ($197,806) to $197,806, from the three months ended September 30, 2012 compared to September 30, 2013.  Our operating loss decreased by $20,325, from ($138,351) to ($118,026) for the same period.  The change in our net income/(loss) for the three months ended September 30, 2013, compared to the prior year period is primarily a result of the gain on fair value adjustment – derivatives as a result of the impact of our increased stock price on certain convertible instruments, as well as an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments.  These changes are detailed below.

Revenue.

We have not had any revenues since our inception.  Prior to September 2011 we were a company involved in publishing and distributing Image Magazine.  Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology.  Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our first quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses.

General and administrative expenses decreased by $20,367, from $138,199 for the three months ended September 30, 2012 to $117,832 for the three months ended September 30, 2013, which were fairly similar for the two periods.

Interest Expense.

Interest expense increased from $20,704 for the three months ended September 30, 2012 to $25,014 for the three months ended September 30, 2013.  For both periods these amounts are largely due to the interest we own on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended September 30, 2013 our interest expenses includes a beneficial conversion feature of $19,501, compared to $38,217 for the three months ended September 30, 2012, both related to a convertible debenture.

Gain on Fair Value Adjustment - Derivatives

During the three months ended September 30, 2013, we had gain on fair value adjustment – derivatives of $318,799 primarily due to the impact of an increase in our stock price on certain convertible instruments we have outstanding.  We did not have a corresponding gain or loss for the three months ended September 30, 2012.

Gain on Debt Reversal

During the three months ended September 30, 2013, we recorded a gain on debt reversal of $81,307 related to amounts that were owed to Asher Enterprises under certain promissory notes, which amounts were converted to common stock.  We did not have a corresponding gain on debt reversal for the three months ended September 30, 2012.

Results of Operations for Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary of Results of Operations

	Nine months ended September 30,		Period from July 19, 2004 (Inception) to September 30,
	2013	2012	2013
Revenue	$-	$-	$-

Operating expenses:

General and administrative	500,370	2,315,046	13,068,319
Amortization and Depreciation	582	303	76,931
Total operating expenses	500,952	2,315,349	13,145,250

Operating loss	(500,952)	(2,315,349)	(13,145,250)

Interest expense	(91,071)	(69,384)	(1,184,063)
Interest expense – beneficial conversion feature	(152,993)	(102,388)	(335,057)
Loss on fair value adjustment – derivatives	(70,498)	-	(518,635)
Gain on sale of fixed asset	-	4,790	4,790
Gain on debt reversal	86,878	-	86,878
Stock option expense	(121,330)	-	(121,330)

Net loss	$(844,163)	$(2,474,471)	$(15,118,407)

Operating Loss; Net Loss.

Our net loss decreased by $1,630,308, from ($2,474,471) to ($844,163), for the nine months ended September 30, 2012 compared to September 30, 2013.  Our operating loss decreased by $1,814,397, from ($2,315,349) to ($500,952) for the same period.  The significant decrease in operating loss and net loss compared to the prior year period is primarily a result of the decrease in general and administrative expenses, offset partially in our net loss by a loss on fair value adjustment – derivatives as a result of the impact of our decreased stock price on certain convertible instruments, as well as an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments.  These changes are detailed below.

Revenue.

We have not had any revenues since our inception.  Prior to September 2011 we were a company involved in publishing and distributing Image Magazine.  Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology.  Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our first quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses.

General and administrative expenses decreased by $1,814,676, from $2,315,046 for the nine months ended September 30, 2012 to $500,370 for the nine months ended September 30, 2013, primarily due to the fact we compensated certain service providers and consultants with shares of our common stock in the nine months ended September 30, 2012 and did not do the same during the nine months ended September 30, 2013.  When we compensate service providers and/or consultants with shares our common stock the fair market value of those shares appears as a general and administrative expense and can cause our expenses to appear much higher than they actually are in terms of cost to us for the services provided.

Interest Income/Expense; Net.

Interest expense, net increased from $69,384 for the nine months ended September 30, 2012 to $91,071 for the nine months ended September 30, 2013.  For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the nine months ended September 30, 2013 our interest expenses includes a beneficial conversion feature of $152,993, compared to $102,388 for the nine months ended September 30, 2012, both related to a convertible debenture.

Loss on Fair Value Adjustment - Derivatives

During the nine months ended September 30, 2013, we incurred loss on fair value adjustment – derivatives of ($70,498) primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding.  We did not have a corresponding loss for the nine months ended September 30, 2012.

Gain on Debt Reversal

During the nine months ended September 30, 2013, we recorded a gain on debt reversal of $86,878 related to amounts that were owed to Asher Enterprises under certain promissory notes, which amounts were converted to common stock.  We did not have a corresponding gain on debt reversal for the nine months ended September 30, 2012.

Liquidity and Capital Resources for Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Introduction

During the nine months ended September 30, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2013 was $837 and our monthly cash flow burn rate is approximately $20,000.  As a result, we have significant short term cash needs.  These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 and as of December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012	Change

Cash	$837	$782	$55
Total Current Assets	837	782	55
Total Assets	3,262	2,278	984
Total Current Liabilities	2,604,731	2,034,681	570,050
Total Liabilities	$2,771,738	$2,398,569	$373,169

Our current assets increased by $55 as of September 30, 2013 as compared to December 31, 2012.  The increase in our total assets between the two periods was attributed to a slight increase in our cash on hand as of September 30, 2013, since we did not have any current assets other than cash for the two periods presented.

Our current liabilities increased by $570,050, as of September 30, 2013 as compared to December 31, 2012.  A large portion of this increase was due to an increase in our accounts payable of $160,613, an increase in our notes payable – current – related parties of $312,601 as a result of borrowing additional money from related parties, an increase in our notes payable – current of $255,262 as a result of borrowing additional money from non-related parties, offset by a decrease in other payables of $158,006.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of September 30, 2013 of $837 and $782 on December 31, 2012.  Based on our revenues, cash on hand and current monthly burn rate, around $20,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($340,384) for the nine months ended September 30, 2013, as compared to ($348,389) for the nine months ended September 30, 2012.  For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($844,163) and gain on debt reversal of ($86,878), offset by compensatory equity issuances of $77,433, accrued payables of $276,650, fair value adjustments – equity obligations of $70,498, note payable beneficial conversion expense of $152,993, and original issue discount – interest expense of 12,510.  For the period in 2012, the net cash provided by operating activities consisted primarily of our net income (loss) of ($348,389) and gain on sale of fixed asset of ($4,790), offset by compensatory equity issuances of $1,898,957, accrued payables of $89,941, and note payable beneficial conversion expense of $140,821.

Investments

We had net cash provided (used) by investing activities of ($511) for the nine months ended September 30, 2013 compared to $3,820 for the nine months ended September 30, 2012.  In the nine months ended September 30, 2013 the net cash provided (used) by investing activities related fixed asset purchases of $511.  In the nine months ended September 30, 2012 the net cash provided (used) by investing activities related to proceeds received from the sale of a fixed asset of $4,790, and fixed asset purchases of $970.

Financing

Our net cash provided (used) by financing activities for the nine months ended September 30, 2013 was $341,732, compared to $239,386 for the nine months ended September 30, 2012.  For the period in 2013, our financing activities related to notes and loans payable – borrowings of $346,232 and equity issuances of $47,500, offset by notes and loans payables – payments of ($52,000).  For the period in 2012, our financing activities consisted of equity issuances of $90,000 and notes and loans payable – borrowings of $149,386.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On December 21, 2012, we were mail served with a legal action entitled, Involuntary Petition, Chapter 7, pursuant to which petitioning creditor Bill Bowman filed an involuntary bankruptcy proceeding with the stated purpose of putting TransBiotec, Inc., a California corporation and our wholly-owned subsidiary, into a bankruptcy (the “Involuntary Petition”).  Subsequently we entered into a Settlement Agreement with Mr. Bowman (the “Bowman Settlement”) and on April 2, 2013 Mr. Bowman filed a Motion to Dismiss with the Court to have this matter dismissed with prejudice.  The Court approved the Motion to Dismiss and issued an Order to Dismiss the legal action, effective July 29, 2013.  On August 29, 2013, the parties to the Bowman Settlement amended the Settlement Agreement allowing us to make one final payment of $75,000 to Bowman as final payment under the Bowman Settlement.  We made the payment on or about September 4, 2013, and we do not owe Mr. Bowman any further sums and lawsuits involving Mr. Bowman have been dismissed.

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

We currently have one outstanding judgment against us involving a past employee of the company.  The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections.  We currently owe approximately $28,277, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

On November 14, 2005, Fashion Furniture Rental, Inc. filed a lawsuit against TBT in the Orange County California State Superior Court for breach of contract. In 2012 Fashion Furniture Rental obtained a judgment against the Company in the approximate amount of $61,000.  This judgment was subsequently assigned to Mr. Bowman, who asserted it in the aforementioned Involuntary Petition.  This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,535.72 on the amount due.  Per the terms of the Bowman Settlement, the remaining amount ($84,703.04 as of September 30, 2013) is to be fully satisfied by the end of this year.  As part of the final settlement with Bowman per the August 29, 2013 amendment to the Bowman Settlement, the remaining amounts due hereunder have been satisfied.

On December 5, 2007, a judgment in favor of Vitaly Telishevsky in the amount of $29,791.43 was entered against TBT.  This judgment was entered pursuant to an "Order, Decision or Award of the Labor Commissioner."  The judgment was later assigned to Mr. Bowman, who asserted it in the Involuntary Petition.  This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,089.87 on the amount due.  Per the terms of the Bowman Settlement, the remaining amount ($31,144.22 as of September 30, 2013) it is to be fully satisfied by the end of this year.  We are currently working on satisfying the remainder due under this judgment.  As part of the final settlement with Bowman per the August 29, 2013 amendment to the Bowman Settlement, the remaining amounts due hereunder have been satisfied.

On September 30, 2006, a judgment in favor of Dai Vu in the amount of $22,065.44 was entered against TBT.  This judgment was entered pursuant to an "Order, Decision or Award of the Labor Commissioner."  The judgment was later assigned to Mr. Bowman, who asserted it in the Involuntary Petition.  This judgment has been fully satisfied in conjunction with the Bowman Settlement.

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

During the three months ended September 30, 2013, we issued the following unregistered securities:

During the three months ended September 30, 2013, we issued an aggregate of 1,947,069 shares of our common stock, restricted in accordance with Rule 144, to Asher Enterprises, Inc., upon the conversion by Asher of $81,307 of debt we owe to them under a Convertible Promissory Note, currently in default.  Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended September 30, 2013, we issued 150,000 shares of our common stock, restricted in accordance with Rule 144, to Scott Painter, one of our former officers and directors, pursuant to a Settlement Agreement we entered into with Mr. Painter on May 14, 2013.  Based on Mr. Painter’s position as one of our former officers and directors the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (2)	Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.5 (3)	Amendment No. 1 to Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated October 18, 2012

10.6 (2)	Registration Rights Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.7	Settlement Agreement by and between TransBiotec, Inc., et al and Bowman & Co., et al dated March 13, 2013

10.8	Settlement Agreement by and between TransBiotec, Inc., and Scott Painter dated May 14, 2013

10.9	Amendment No. 1 to Settlement Agreement by and between TransBiotec, Inc., et al and Bowman & Co., et al dated August 29, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

TransBiotec, Inc.

Dated: November 14, 2013	By:	/s/ Charles Bennington
Charles Bennington
President