Form 10-K
period 2013-12-31
TransBiotec, Inc.
filed 2014-04-15
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number 000-53316

TRANSBIOTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

194 Marina Drive, Suite 202 Long Beach, CA	90803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 285-9454

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $446,665.85 as based on last reported sales price of such stock on April 9, 2014. The voting stock held by non-affiliates on that date consisted of 27,916,616 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 9, 2014, there were 35,438,379 shares of common stock, $0.001 par value, issued and outstanding.

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

On September 19, 2011, we acquired approximately 52% of the outstanding shares of TransBiotec, Inc., (“TBT”) from TBT’s directors in exchange for 12,416,462 shares of our common stock. These directors of TBT were Charles Bennington, Devadatt Mishal, Nicholas Limer, and Sam Satyanarayana. At the time, these shares represented approximately 52% of our outstanding common stock. TBT was a California corporation. In connection with this transaction, two of our officers resigned and Charles Bennington and Nicholas Limer were appointed as directors and as our President, Chief Executive Officer, and Chief Financial Officer, and our Secretary, respectively, and Ronald Williams was appointed as our Chief Technology Officer.

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

Our offices are located at 194 Marina Drive, Suite 202, Long Beach, CA 90803, telephone number (949) 285-9454.

Business Overview

General

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

Our website is www.transbiotec.com.

Principal Products and Services

(photo of SOBR sensor)

Our only product is SOBR. The SOBR device is a patented device for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration and determining whether that level is over or under a preset level set by the installer or a trained technician. SOBR works by having an individual touch a sensor for approximately six seconds, the sensor is specific to ethanol. It detects ethanol secreted through sweat that emanates from the hands. The product is produced in two basic forms. The first is an in-vehicle system that can be connected to an interlock system to prevent the operation of the vehicle in the event the sensor detects measurable ethanol content. The second product is a portable unit that can be used anywhere.

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

Manufacturing

We manufactured the prototype SOBR devices we have to date (approximately 10 devices) in-house from over-the-counter components. The primary part is the sensor, which is an over-the-counter sensor, which we program in-house with our proprietary programming to have the sensor perform the necessary functions in the SOBR device. Currently, we use one specific sensor from one manufacturer but we believe that we would be able to use other sensor in the event this manufacturer stopped selling the sensor we currently use.

Eventually, if we grow and need to mass manufacture the device, we are planning to manufacture of all components of the SOBR, as well as component assembly, through subcontracted to third parties and perform the final assembly, testing and calibration of the SOBR device at the company’s California location. In order to assemble the SOBR device a manufacturer only needs the space, manpower, and common, non-exotic equipment.

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

Employees

As of March 31, 2014 we do not have any employees. Our sole officer is an independent contractor.

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

ITEM 1A – RISK FACTORS.

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

Currently, we manufacture the limited number of SOBR™ prototype devices we have developed by applying our proprietary know-how to “off the shelf” parts and components. However, if we are successful in our growth plan, the eventually we will have to contract out our manufacturing of the devices. At that time, the stability of component supply will be crucial to determining our manufacturing process. Due to the fact we currently manufacture the device from “off the shelf” parts and components, all of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

If we are successful in our growth, outsourcing the production of certain parts and components would be one way to reduce manufacturing costs. We plan to select these particular manufacturers based on their ability to consistently produce these products according to our requirements in an effort to obtain the best quality product at the most cost effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments would have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all. If we get to that stage of growth, such loss of manufacturers could cause us to breach any contracts we have in place at that time and would likely cause us to lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We eventually plan to outsource the manufacturing of SOBR to contract manufacturers. These manufacturers will procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their agreements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

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

Our common stock is quoted on the OTC Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

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

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 500 square feet, are located at 194 Marina Drive, Suite 202, Long Beach, CA 90803. We currently utilize this space rent free. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

ITEM 3 – LEGAL PROCEEDINGS

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

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $9,720.00. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs for a long period time.

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

On November 14, 2005, Fashion Furniture Rental, Inc. filed a lawsuit against TBT in the Orange County California State Superior Court for breach of contract. In 2012 Fashion Furniture Rental obtained a judgment against the Company in the approximate amount of $61,000. This judgment was subsequently assigned to Mr. Bowman, who asserted it in the aforementioned Involuntary Petition. This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,535.72 on the amount due. Per the terms of the Bowman Settlement, the remaining amount was to be fully satisfied by the end of 2013. As part of the final settlement with Bowman per the August 29, 2013 amendment to the Bowman Settlement, the remaining amounts due hereunder have been fully satisfied and we received a Satisfaction of Judgment.

On December 5, 2007, a judgment in favor of Vitaly Telishevsky in the amount of $29,791.43 was entered against TBT. This judgment was entered pursuant to an "Order, Decision or Award of the Labor Commissioner." The judgment was later assigned to Mr. Bowman, who asserted it in the Involuntary Petition. This judgment has been partially satisfied in conjunction with the Bowman Settlement after paying $14,089.87 on the amount due. Per the terms of the Bowman Settlement, the remaining amount was to be fully satisfied by the end of 2013. As part of the final settlement with Bowman per the August 29, 2013 amendment to the Bowman Settlement, the remaining amounts due hereunder have been fully satisfied and we received a Satisfaction of Judgment.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2012 and 2013, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2012	First Quarter	$1.05	$0.51
	Second Quarter	$0.83	$0.23
	Third Quarter	$0.40	$0.30
	Fourth Quarter	$0.55	$0.06

2013	First Quarter	$0.18	$0.03
	Second Quarter	$0.08	$0.04
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.03	$0.01

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

Holders

As of December 31, 2013, there were approximately 34,146,712 shares of our common stock outstanding held by 140 holders of record and numerous shares held in brokerage accounts. As of April 9, 2014, there were 35,438,379 shares of our common stock outstanding held by 140 holders of record. Of these shares, 27,916,616 were held by non-affiliates. On the cover page of this filing we value the 27,916,616 shares held by non-affiliates at $446,665.85. These shares were valued at $0.016 per share, based on our share price on April 9, 2014.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2013.

Recent Issuance of Unregistered Securities

During the quarter ended December 31, 2013 we did not have any issuances of unregistered securities:

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2012.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2013 and 2012

Results of Operations

Summary of Results of Operations

	Year Ended December 31,		Period from July 19, 2004 (Inception) to December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:

General and administrative	783,848	2,886,710	13,351,797
Amortization and Depreciation	777	606	77,126
Total expenses	784,625	2,887,316	13,428,923

Operating loss	(784,625)	(2,887,316)	(13,428,923)

Interest expense	(170,428)	(118,194)	(1,263,420)
Interest expense – beneficial conversion feature	(94,161)	(112,064)	(276,225)
Gain (loss) on fair value adjustment – derivatives	186,202	(448,137)	(261,935)
Gain on debt reversal	99,805	-	99,805
Gain on sale of fixed asset	-	4,790	4,790
Net loss	$(763,207)	$(3,560,921)	$(15,125,908)

Operating Loss; Net Loss

Our net loss decreased by $2,797,714, from ($3,560,921) to ($763,207) from the year ended 2012 compared to 2013. Our operating loss decreased by $2,102,691, from ($2,887,316) to ($784,625) for the same period. The decrease in operating loss and net loss compared to the prior year is primarily a result of our significant decrease in general and administrative expenses, as well as our increase in interest expense. These changes are detailed below.

Revenue.

We have not had any revenues since our inception. Prior to September 2011 we were a company involved in publishing and distributing Image Magazine. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fiscal year ended December 31, 2014, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses.

General and administrative expenses decreased by $2,102,862, from $2,886,710 for the year ended December 31, 2012 to $783,848 for the year ended December 31, 2013, primarily due to an decrease in our professional fees, as a result of product development costs, a decrease in our research and product development costs, primarily related to the purchase of materials, an decrease in our salary and wages, and a decrease in our travel and marketing expenses.

Interest Income/Expense.

Interest expense increased by $34,331 to ($264,589), which includes a beneficial conversion feature of ($94,161) in 2013 and ($112,064) in 2012. The slight increase relates to the fact we incurred more interest expense on certain loans where we borrowed money during 2013 compared to 2012.

Loss on Fair Value Adjustment - Derivatives

During the year ended December 31, 2013, we incurred a gain on fair value adjustment – derivatives of $186,202, compared to a loss of ($448,137) for the year ended December 31, 2012, primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2013 and 2012, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2013 was $0 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and short terms promissory notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 and 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012	Change

Cash	$-	$782	$(782)
Total Current Assets	-	782	(782)
Total Assets	1,230	2,278	(1,048)
Total Current Liabilities	2,481,322	2,034,681	446,641
Total Liabilities	$2,648,329	$2,398,569	$249,760

Our current assets decreased by $782 as of December 31, 2013 as compared to December 31, 2012. The decrease in our total assets between the two periods was attributed to a decrease in our cash on hand of $782.

Our current liabilities increased by $446,641, as of December 31, 2013 as compared to December 31, 2012. A large portion of this increase was due to an increase in our notes payable to related parties and an increase in our notes payable-current, and our other payables, partially offset by a significant decrease in our notes payable – derivative liability payable and related party payables. As a result, our total liabilities also increased by $249,760.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2013 of $0 and $782 on December 31, 2012. Based on our revenues, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($444,715) for the year ended December 31, 2013, as compared to ($406,403) for the year ended December 31, 2012. In 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($758,416), adjusted primarily by gain on debt reversal of ($99,805) and change in fair value of derivative liabilities of ($186,202), offset primarily by compensatory equity issuances of $77,424, note payable beneficial conversion expense of $94,161, and original issuance discount – interest expense of $63,004. In 2011, the net cash used in operating activities consisted primarily of our net income (loss) of ($3,560,921), adjusted by gain of sale of fixed asset of ($4,790), and offset primarily by compensatory equity issuances of $2,325,999, change in fair value of derivative liabilities of $448,137, and note payable beneficial conversion expense of $112,064.

Investments

Our net cash provided by investing activities for the year ended December 31, 2013 was $511, compared to $280 for the year ended December 31, 2012. For 2013, our investing activities related to fixed asset purchases of $511. For 2012, our investing activities related to fixed asset purchases of ($970) offset by fixed asset sales of $1,250.

Financing

Our net cash provided by financing activities for the year ended December 31, 2013 was $443,422, compared to $298,886 for the year ended December 31, 2012. For 2013, our financing activities related to notes and loans payable – borrowings of $525,422, and note and loans payable – payments of ($82,000). For 2012, our financing activities related to equity issuances of $122,000, notes and loans payable – borrowings of $166,886, and stock subscription payable of $10,000.

Contractual Obligations

As of December 31, 2013, we had the following contractual obligations for 2014 through 2018:

	2014 (1)	2015	2016	2017	2018	Total

Debt obligations	$812,932	$123,709	$43,298	$-	$-	$979,939
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$812,932	$123,709	$43,298	$-	$-	$979,939

(1)	The interest amount for the contractual obligation for 2014 has been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2013, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud. No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2013.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2013, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Charles Bennington	67	President, Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer, Secretary (July 2013) and a Director (December 2006)

Ronald Williams	66	Chief Technology Officer and Director (October 2005)

Devadatt Mishal	63	Director (June 2010)

Daljit Khangura	45	Director (November 2013)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Charles Bennington has been our President and its Principal Executive, Financial and Accounting Officer since December 2006 and its Secretary since July 2013. Between May 2005 and December 2006 Mr. Bennington was TBT's Chief Operating Officer. Mr. Bennington has been a director of TBT since April 2005. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington’s over 35 years of experience of positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT’s President at the time we acquired TBT and had experience with managing TBT’s development of the SOBR™ device led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

Ronald Williams has been our Chief Technology Officer since October 28, 2005. Mr. Williams has been a director of TBT since June 3, 2010. Since 1993, Mr. Williams has owned and operated a mixed fruit tree orchard in Fallbrook, California. Since 1972, Mr. Williams has worked as an aerospace engineer and since 2005 Mr. Williams has been employed by the Aerospace Corporation in El Segundo, California. Mr. Williams holds a Bachelor of Science Degree in physics from the University of California at Los Angeles and has performed graduate studies in mechanical and material engineering at Cal State Northridge. Mr. Williams’ experience of over 35 years of engineering experience, combined with the fact he was TBT’s Chief Technology Officer at the time we acquired TBT and had assisted with designing and developing the SOBR™ device led us to believe Mr. Williams is an ideal director for our company considering where we are in developing the SOBR™ device.

Devadatt Mishal has been a director since June 3, 2010. Dr. Mishal has been practicing as an Obstetrician and Gynecologist since March 1982 in Downey, California. Dr. Mishal received his medical degree from Lokmanya Tilak. Mr. Mishal’s experience of over 30 years of experience managing his own businss, combined with the fact he was one of TBT’s Directors at the time we acquired TBT and had experience with TBT’s development of the SOBR™ device led us to believe Mr. Mishal is an ideal director for our company.

Daljit Khangura has been a director since November 2013.  Mr. Khangura has been Sr. Finance Logistics Operations for AT&T, Inc. since June 2010.  In this position, Mr. Khangura has managed  inventory to approve, write, track and transfer jobs totaling hundreds of millions dollars managing over 900 field  project orders, for field engineers and technician and third party vendors, as well as handling a multitude of other functions involving inventory, supply orders, and implementing various software and hardware rollouts.  Prior to this position, Mr. Khangura was the Manager Procurement/Transportation for Clorox, Inc. from July 2009 to December 2010.  In this position, Mr. Khangura prepared annual department operating budgets, managed expenses based on department budget, and approved budget spending targets, as well as spearheaded a strategic optimization project team consisting of 50 members with multiple functions.  Mr. Khangura received a Bachelor of Science in Electrical/Mechanical and Business Management, as a double major, from West Bromwich College, England, UK University of the London, England, United Kingdom.  Mr. Khangura’s extensive managerial experience in managing inventory and project orders led us to believe Mr. Khangura is an ideal director for our company.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.
Other than the involuntary bankruptcy proceeding mentioned herein, no bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

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

Committees

All proceedings of the board of directors for the year ended December 31, 2013 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2013, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ronald Williams	0	0	0
Nicholas Limer	0	0	0
Sam Satyanarayana	0	0	0
Devadatt Mishal	0	0	0
Daljit Khangura	0	0	1

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2013;

(b)
each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2013,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2013, 2012 and 2011, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Charles Bennington	2013	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
President, CFO,	2012	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
COO, Secretary (former CEO)	2011	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Ronald Williams	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CTO	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicholas Limer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Former Secretary)(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Scott Painter(2) (Former Chief Executive Officer)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gregory Bloom(3) (Former President)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Limer resigned as our Secretary on July 30, 2013.
(2)	We terminated Mr. Painter as our CEO effective December 28, 2012.
(3)	Mr. Bloom resigned as our President in May 2011.
(4)	Includes amounts paid and/or accrued.

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

Director Compensation

The following table sets forth director compensation for 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicholas Limer(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sam Satyanarayana(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Limer resigned from our Board of Directors effective July 30, 2013.
(2)	Mr. Satyanarayana resigned from our Board of Directors effective July 31, 2013.

No director received compensation for the fiscal years December 31, 2013 and December 31, 2012. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Nicholas Limer(1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Sam Satyanarayana(2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Limer resigned from our Board of Directors effective July 30, 2013.
(2)	Mr. Satyanarayana resigned from our Board of Directors effective July 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2013.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2013.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 9, 2014, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount	Percent of Class(1)

Common Stock	Charles Bennington (3)	President, CFO, Secretary and Director	1,004,422	2.8%

Common Stock	Ronald Williams (3)	Chief Technology Officer and Director	0	0%

Common Stock	Devadatt Mishal (3)	Director	384,811	1.0%

Common Stock	Daljit Khangura (3)	Director	496,357	1.4%

	All Officers and Directors as a Group (4 persons)		1,885,590	5.3%

(1)
Unless otherwise indicated, based on 35,438,379 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Corporate Governance

As of December 31, 2013, our Board of Directors consisted of Charles Bennington, Ronald Williams, and Devadatt Mishal. As of December 31, 2013, Mr. Satyanarayana and Mr. Mishal qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by Anton & Chia, LLP (2013 - audit only) and Ronald R. Chadwick (2012 – all filings and 2013 – quarterly reviews only) for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Audit Fees and Audit Related Fees	$16,900	$14,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$16,900	$14,500

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

The board of directors has considered the nature and amount of fees billed by Anton & Chia, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Anton & Chia, LLP’s independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
__________
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

TransBiotec, Inc.

Dated: April 15, 2014	By:	/s/ Charles Bennington
Charles Bennington
	Its:	President (Principal Executive Officer) and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Charles Bennington
Charles Bennington
Director, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary

Dated: April 15, 2014	By:	/s/ Ronald Williams
Ronald Williams
Director and Chief Technology Officer

Dated: April 15, 2014	By:	/s/ Daljit Khangura
Daljit Khangura
Director

Dated: April 15, 2014	By:	/s/ Devadatt Mishal
Devadatt Mishal
Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Stockholders' Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

TransBiotec, Inc.

We have audited the accompanying consolidated balance sheet of TransBiotec (the "Company"- a development stage company) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2012 and for the year then ended and for the period from July 19, 2004 (inception) through December 31, 2012 were audited by other auditors, whose report dated April 25, 2013, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $15,032,660 since inception. The Company is also in default under certain of its loan agreements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

April 15, 2014

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2013	Dec. 31, 2012

ASSETS

Current assets
Cash	$-	$782
Total current assets	-	782
Fixed assets - net	1,230	1,496

Total Assets	$1,230	$2,278

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$421,597	$298,994
Accrued interest payable	268,950	159,355
Notes payable - current - related parties	573,516	390,915
Notes payable - current, net	612,342	187,064
Derivative liability	150,067	463,037
Stock subscription payable - current	26,000	26,000
Related party payables	190,765	351,310
Other payables	238,085	158,006
Total current liabilties	2,481,322	2,034,681

Notes payable - related parties	167,007	363,888

Total Liabilities	2,648,329	2,398,569

Stockholders' Deficit
Common stock, $.00001 par value;
100,0000,000 shares authorized;
34,146,712 and 30,315,554 shares issued and outstanding
as of December 31. 2013 and 2012, respectively	342	303
Additional paid in capital	12,415,639	11,903,279
Accumulated deficit	(15,032,660)	(14,274,244)
Total Transbiotec, Inc. stockholders' deficit	(2,616,679)	(2,370,662)
Noncontrolling interest	(30,420)	(25,629)

Total Stockholders' Deficit	(2,647,099)	(2,396,291)

Total Liabilities and Stockholders' Deficit	$1,230	$2,278

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			July 19, 2004
	Year Ended	Year Ended	(Inception) To
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013

Revenues	$-	$-	$-
Operating expenses:
Amortization & depreciation	777	606	77,126
General and administrative	783,848	2,886,710	13,351,797
	784,625	2,887,316	13,428,923

Loss from operations	(784,625)	(2,887,316)	(13,428,923)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	186,202	(448,137)	(261,935)
Gain on sale of fixed asset	-	4,790	4,790
Gain on debt reversals	99,805	-	99,805
Interest expense	(170,428)	(118,194)	(1,263,420)
Interest expense - beneficial conversion feature	(94,161)	(112,064)	(276,225)
	21,418	(673,605)	(1,696,985)

Loss before provision for income taxes	(763,207)	(3,560,921)	(15,125,908)

Provision for income tax	-	-	-

Net loss	(763,207)	(3,560,921)	(15,125,908)

Less: Net loss attributable to noncontrolling interest	4,791	7,615	93,248

Net loss attributable to TranBioTec, Inc.	$(758,416)	$(3,553,306)	$(15,032,660)

Net loss per share

(Basic and fully diluted)	$(0.02)	$(0.13)

Weighted average number of common shares outstanding	32,540,568	28,275,127

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Stockholders' Deficit -		Total
	Shares	Amount ($.0001 Par)	Paid in Capital	Accumulated Deficit	TransBiotec Inc.	Noncontrolling Interest	Stockholders' Deficit

Balances at December 31, 2011	25,471,672	$254	$9,266,959	$(10,720,938)	$(1,453,725)	$(34,880)	$(1,488,605)
Stock issued for cash	326,667	3	121,997	-	122,000	-	122,000
Stock issued for services	3,805,950	38	2,321,919	-	2,321,957	-	2,321,957
Stock conversion of note payable	460,160	5	69,995	-	70,000	-	70,000
Paid in capital - beneficial conversion feature	-	-	39,929	-	39,929	207	40,136
Paid in capital - Stock option expense	-	-	4,042	-	4,042	-	4,042
Paid in capital - Equity obligation settlement at fair value	-	-	95,100	-	95,100	-	95,100
Share exchange - noncontrolling interest	251,105	3	(16,662)	-	(16,659)	16,659	-
Net income (loss) for the year	-	-	-	(3,553,306)	(3,553,306)	(7,615)	(3,560,921)
Balances at December 31, 2012	30,315,554	303	11,903,279	(14,274,244)	(2,370,662)	(25,629)	(2,396,291)
Stock issued for services	833,333	9	77,424	-	77,433	-	77,433
Stock conversion of note payable	2,997,825	30	48,970	-	49,000	-	49,000
Paid in capital - beneficial conversion feature	-	-	76,951	-	76,951	-	76,951
Paid in capital - stock option expense	-	-	145,997	-	145,997	-	145,997
Paid in capital - Equity obligation settlement at fair value	-	-	163,018	-	163,018	-	163,018
Share exchange - noncontrolling interest	-	-	-	-	-	(4,791)	(4,791)
Net loss for the year	-	-	-	(758,416)	(758,416)	-	(758,416)
Balances at December 31, 2013	34,146,712	342	$12,415,639	$(15,032,660)	$(2,616,679)	$(30,420)	$(2,647,099)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,		Period From July 19, 2004 (Inception) To December 31,
	2013	2012	2013

Operating Activities:
Net loss	$(758,416)	$(3,560,921)	$(15,032,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization & depreciation	777	606	77,126
Compensatory equity issuances	77,424	2,325,999	8,857,847
Asset write offs	-	-	37,513
Gain on sale of fixed asset	-	(4,790)	(4,790)
Gain on debt reversal	(99,805)	-	(99,805)
Change in fair value of derivative liabilities	(186,202)	448,137	261,935
Note pay. benefical conversion expense	94,161	112,064	276,225
Original issue discount - interest expense	63,004	21,501	124,505
Other	(4,791)	292	(4,499)
Changes in assets and liabilities:
Accounts payable	369,133	250,709	2,619,344
Net cash used in operating activities	(444,715)	(406,403)	(2,887,259)

Investing Activities:
Fixed asset purchases	511	(970)	(77,334)
Fixed asset sales	-	1,250	1,250
Net cash provided by (used in) investing activities	511	280	(76,084)

Financing Activities:
Notes & loans payable - borrowings	525,422	166,886	1,548,569
Notes & loans payable - payments	(82,000)	-	(120,726)
Repurchase of equity	-	-	(250,000)
Stock subscription payable	-	10,000	10,000
Equity issuances	-	122,000	1,775,500
Net cash provided by financing activities	443,422	298,886	2,963,343

Net Increase (Decrease) In Cash	(782)	(107,237)	-
Cash At The Beginning Of The Period	782	108,019	-
Cash At The End Of The Period	$-	$782	$-

Schedule Of Non-Cash Investing And Financing Activities
Debt converted to capital	$96,470	$70,000	$1,654,345
Note to stock subscription payable	$-	$16,000	$16,000

Supplemental Disclosure

Cash paid for interest	$13,396	$7,159	$27,790
Cash paid for income taxes	$-	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2012, and December 31, 2013 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2012 or 2013.

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

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% and 1.38% at December 31, 2012 and 2013. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

At year end 2012 and 2013, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $351,310 and $190,765 respectively.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,
	2013	2012

Automobile	$-	$-
Office and Lab Equipment	32,127	31,616
Furniture and fixtures	11,556	11,556
	43,683	43,172

Less accumulated depreciation	(42,453)	(41,676)
Total	$1,230	$1,496

Depreciation expense in 2012 and 2013 was $606 and $777 respectively.

NOTE 4. NOTES PAYABLE

	December 31, 2013	December 31, 2012

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950

Notes payable to related parties, unsecured, due 12/31/2012, interest rate 0%	$11,810	$11,810

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 30%	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 30%	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 30%	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 30%	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$3,203	$3,203

Note payable to non-related party, unsecured, due 1/05/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99% (fully converted as of 12/31/2013)	$-	$10,500

Note payable to non-related party, unsecured, due 1/05/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99% (fully converted as of 12/31/2013)	$23,904	$37,500

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$726,763	$726,763

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	$52,500	$35,000

Note payable to non-related party,unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share.	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, $12,000 in interest (2 months) (fully paid as of 12/31/2013)	$-	$32,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%.	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%.	$3,938	$3,938

Note payable to non-related party, unsecured, due on demand, simple interest 7%, convertible at anytime into common stock at 65% of market closing price on previous day	$25,000	$-

Note payable to non-related party unsecured, due 01/07/2014, simple interest 7%, default interest 10%, stock option	$15,000	$-

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, stock option	$5,000	$-

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, stock option	$65,272	$-

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month)	$32,000	$-

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%,	$50,000	$-

Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, stock option	$9,440	$-

Note payable to non-related party, unsecured, due 05/25/2014, simple interest 7%, default interest 10%, stock option	$50,060	$-

Note payable to non-related party, unsecured, due 07/02/2014, simple interest 9%,	$15,000	$-

Note payable to non-related party,unsecured, due 10/25/2013, simple interest 18%,	$2,000	$-

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, stock option	$1,900	$-

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option	$10,000	$-

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option	$65,000	$-

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, stock option	$20,000	$-

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9%,	$15,000	$-

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, stock option	$2,500	$-

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, stock option	$10,000	$-

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, stock option	$5,000	$-

Note payable to non-related party, unsecured, due 11/12/2014, simple interest 9%, Convertible up to the due date	$11,000	$-

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, stock option	$20,000	$-

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, stock option	$5,000	$-

Note payable to non-related party, unsecured, due 01/27/2014, simple interest 10%	$5,000	$-

	$1,375,861	$979,939

Less current portion	(1,208,854)	(616,051)

Less note discount	$22,996	$38,072

Long-term portion	$167,007	$363,888

Required principal payments from December 31, 2013 forward are as follows:

2014	$812,932
2015	$123,709
2016	$43,298
2017	$-
$979,939

Interest expense under notes payable for the year ended December 31, 2012 and December 31, 2013 was $118,194 and $170,428, respectively.

During the year ended December 31, 2012 and December 31, 2013 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $112,064 and $94,161, respectively. During the year December 31, 2012 and December 31, 2013 the unamortized note discount from the beneficial conversion feature was $38,072 and $22,996, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2012 and December 31, 2013 were $27,000 and $47,500, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments at December 31, 2012 and December 31, 2013 of $448,137 and $11,969, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rate of 0.08%, dividend yield of 0%, expected life of 1 year, volatility of 172% - 197%. The fair value equity obligation liability under the notes at December 31 2012 and December 31, 2013 were $463,037 and $150,067, respectively.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2012 and 2013 the Company had net operating loss carry forwards of approximately $5,063,000 and $5,765,000 respectively, which begin to expire in 2033. The deferred tax asset of at each date of $1,013,000 and $1,153,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2012 and 2013 was approximately $605,000 and $140,000.

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2013 no options were exercised, and no options expired, leaving a December 31, 2013 outstanding balance of 22,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. All of these options are for the stock of TransBiotec - CA.

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

During 2013 the Company granted 5,321,735 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 7% - 14%, dividend yield of 0%, expected life of five years, volatility between 179% - 186%. No options were exercised or expired, leaving a December 31, 2013 outstanding balance of 5,351,413 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $145,997 in 2013.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	22,500	$.35

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	22,500	$.35

Following is a summary of the status of options for California outstanding at December 31, 2013:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at December 31, 2013

$0.15	20,000	5 years	0.15	-
$0.10	1,500	5 years	0.10	-
$0.10	1,000	5 years	0.10	-

Total	22,500		$0.35	-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	29,678	$.09

Granted	5,321,735	1.12
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	5,351,413	$1.21

Following is a summary of the status of options for Delaware outstanding at December 31, 2013:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at December 31, 2013

$0.09	29,678	5 years	0.09	-
$0.17	83,333	5 years	0.17	-
$0.17	27,778	5 years	0.17	-
$0.17	362,624	5 years	0.17	-
$0.13	80,914	5 years	0.13	-
$0.13	429,086	5 years	0.13	-
$0.06	38,000	5 years	0.06	-
$0.04	250,000	5 years	0.04	-
$0.04	1,625,000	5 years	0.04	-
$0.05	400,000	5 years	0.05	-
$0.04	75,000	5 years	0.04	-
$0.04	300,000	5 years	0.04	-
$0.02	300,000	5 years	0.02	-
$0.02	1,200,000	5 years	0.02	-
$0.04	150,000	5 years	0.04	-

Total	5,351,413		$1.21	-

Employee stock options

The Company had no outstanding employee stock options in 2012 or 2013.

Stock subscriptions payable

At December 31, 2013 the Company had stock subscriptions payable of $26,000 for 80,696 common shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2013, the Company has accumulated deficit of $15,032,660.

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

NOTE 9. COMMON STOCK

During 2012, the Company exchanged 32,500 of TBT-CA shares for 251,105 TBT-Publico shares at an exchange rate of $7.7263 per share.

During 2012, the Company raised $122,000 and issued 326,667 shares of its common stock.

During 2012, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 3, 805,950 shares of its common stock valued at $2,321,957.

On June 18, 2012, the Company converted a note payable of $43,000 into 172,000 shares of its common stock, with a purchase price $0.25 per share.

On October 18, 2012, the Company converted a note payable of $12,000 into 88,692 shares of its common stock, with a purchase price $0.1353 per share.

On November 20, 2012, the Company converted a note payable of $15,000 into 199,468 shares of its common stock, with a purchase price $0.0752 per share.

On February 1, 2013, the Company converted a note payable of $12,000 into 291,262 shares of its common stock, with a purchase price $0.0412 per share.

On February 6, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 150,000 shares of its common stock on said date valued at $22,500 with a purchase price of $0.15 per share.

On February 26, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 450,000 shares of its common stock on said date valued at $30,600 with a purchase price of $0.068 per share.

On February 27, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 50,000 shares of its common stock on said date valued at $16,000 with a purchase price of $0.32 per share.

On February 27, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 33,333 shares of its common stock on said date valued at $2,333 with a purchase price of $0.07 per share.

On May 9, 2013, the Company converted a note payable of $12,000 into 759,494 shares of its common stock, with a purchase price $0.0158 per share.

On July 8, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 150,000 shares of its common stock on said date valued at $6,000 with a purchase price of $0.04 per share.

On July 12, 2013, the Company converted a note payable of $10,000 into 775,194 shares of its common stock, with a purchase price $0.0129 per share.

On August 12, 2013, the Company converted a note payable of $15,000 into 1,171,875 shares of its common stock, with a purchase price $0.0128 per share.