Form 10-Q
period 2014-03-31
TransBiotec, Inc.
filed 2014-05-20
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2014, there were 35,438,379 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1. Financial Statements

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2014 and 2013 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2014	Dec. 31, 2013
ASSETS	(unaudited)
Current assets
Cash	$-	$-
Total current assets	-	-
Fixed assets - net	1,036	1,230

Total Assets	$1,036	$1,230

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$498,611	$421,597
Accrued interest payable	300,361	268,950
Notes payable - current - related parties	573,516	573,516
Notes payable - current, net	636,099	612,342
Derivative liability	143,450	150,067
Stock subscription payable - current	26,000	26,000
Related party payables	220,765	190,765
Other payables	238,085	238,085
Total current liabilties	2,636,887	2,481,322

Notes payable - related parties	167,007	167,007

Total Liabilities	2,803,894	2,648,329

Stockholders' Deficit
Common stock, $.00001 par value;
100,000,000 shares authorized;
35,438,379 and 34,146,712 shares
issued and outstanding at March 31, 2014
and December 31, 2013 respectively	355	342
Additional paid in capital	12,461,256	12,415,639
Deficit accumulated during the
development stage	(15,232,855)	(15,032,660)
Total Transbiotec, Inc. stockholders' deficit	(2,771,244)	(2,616,679)
Noncontrolling interest	(31,614)	(30,420)

Total Stockholders' Deficit	(2,802,858)	(2,647,099)

Total Liabilities and Stockholders' Deficit	$1,036	$1,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Period From
	For Three Months Ended		July 19, 2004
	March 31,		(Inception) To
	2014	2013	Mar. 31, 2014
Revenues	$-	$-	$-
	-	-	-
Operating expenses:
Amortization & depreciation	194	194	77,320
General and administrative	138,626	233,641	13,490,423
	138,820	233,835	13,567,743
Gain (loss) from operations	(138,820)	(233,835)	(13,567,743)

Other income (expense):
Loss on fair value adjustment - derivatives	(10,051)	(95,613)	(271,986)
Gain on debt reversal	-	5,571	99,805
Gain on sale of fixed asset	-	-	4,790
Interest expense	(41,854)	(40,400)	(1,305,274)
Interest expense - beneficial conversion feature	(10,664)	(77,103)	(286,889)
	(62,569)	(207,545)	(1,759,554)
Loss before provision for income taxes	(201,389)	(441,380)	(15,327,297)

Provision for income tax	-	-	-

Net loss	(201,389)	(441,380)	(15,327,297)
Less: Net loss attributable to
noncontrolling interest	1,194	2,905	94,442

Net loss attributable to TransBioTec, Inc.	$(200,195)	$(438,475)	$(15,232,855)

Net loss per share (TransBiotec, Inc.)
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	35,007,823	31,164,488

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Period From
	For Three Months Ended		July 19, 2004
	March 31,		(Inception) To
	2014	2013	Mar. 31, 2014
Operating Activities:
Net loss	$(200,195)	$(438,475)	$(15,232,855)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	194	194	77,320
Compensatory equity issuances	-	112,502	8,857,847
Asset write offs	-	-	37,513
Gain on sale of fixed asset	-	-	(4,790)
Gain on debt reversal	-	(5,571)	(99,805)
Change in fair value of derivative liability	10,051	95,613	271,986
Note payable benefical conversion expense	10,664	77,103	286,889
Original issue discount - interest expense	-	8,334	124,505
Other	(1,194)	-	(5,693)
Changes in assets and liabilities:
Accounts payable	162,737	14,757	2,782,081
Net cash used for operating activities	(17,743)	(135,543)	(2,905,002)

Investing Activities:
Fixed asset purchases	-	(511)	(77,334)
Fixed asset sales	-	-	1,250
Net cash used for investing activities	-	(511)	(76,084)

(Continued On Following Page)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued From Previous Page)

			Period From
	For Three Months Ended		July 19, 2004
	March 31,		(Inception) To
	2014	2013	Mar. 31, 2014

Financing Activities:
Notes & loans payable - borrowings	42,743	167,272	1,591,312
Notes & loans payable - payments	(25,000)	(32,000)	(145,726)
Repurchase of equity	-	-	(250,000)
Stock subscription payable	-	-	10,000
Equity issuances	-	-	1,775,500
Net cash provided by financing activities	17,743	135,272	2,981,086

Net Decrease In Cash	-	(782)	-

Cash At The Beginning Of The Period	-	782	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities
Debt converted to capital	$4,650	$22,500	$1,658,995
Note to stock subscription payable	$-	$-	$16,000

Supplemental Disclosure
Cash paid for interest	$3,750	$-	$31,540
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2014, and December 31, 2013 the Company had no balance in accounts receivable or the allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenues to date.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the three months ended March 31, 2014 or 2013.

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

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at March 31, 2014. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $220,765 and $190,765 respectively.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31, 2014	December 31, 2013
	(unaudited)
Automobile	$-	$-
Office and Lab Equipment	32,127	32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683

Less accumulated depreciation	(42,647)	(42,453)
Total	$1,036	$1,230

Depreciation expense for the three months ended March 31, 2014 and 2013 was $194.

TransBiotec, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

	December 31,	(unaudited)
	2013	March 31, 2014
Note payable to related party, unsecured,
due 8/3/2012, interest rate 0%	$1,950	$1,950

Notes payable to related party, unsecured,
due 12/31/2012, interest rate 0%	$11,810	$11,810

Note payable, unsecured, due 2/8/12,
quarterly interest due, convertible at holder's
option at $0.3235688 per IMLE share,
interest rate 30%	$10,000	$10,000

Note payable, unsecured, due 2/8/12, quarterly
interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 30%	$25,000	$25,000

Note payable, unsecured, due 2/17/12, quarterly
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 30%	$25,000	$25,000

Note payable, unsecured, due 2/18/12, quarterly
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 30%	$10,000	$10,000

Note payable, unsecured, due 2/18/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 18%	$750	$750

Note payable, unsecured, due 2/18/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 18%	$6,875	$6,875

Note payable, unsecured, due 2/15/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 12%	$2,500	$2,500

Note payable, unsecured, due 2/20/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 12%	$3,750	$3,750

Note payable, unsecured, due 2/21/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 12%	$2,625	$2,625

Note payable, unsecured, due 3/20/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 12%	$5,433	$5,433

Note payable, unsecured, due 3/22/13, annually
Interest due, convertible at holder's option at
$0.3235688 per IMLE share, interest rate 12%	$3,203	$3,203

Note payable, unsecured, due 1/05/13, annually
Interest due, convertible at holder's option at
51% of market as defined, interest rate 8%
Conversion limited to total beneficial
ownership of 4.99%	$-	$-

Note payable, unsecured, due 2/25/13, annually
Interest due, convertible at holder's option at
51% of market as defined, interest rate 8%
Conversion limited to total beneficial
ownership of 4.99%	$19,250	$14,600

Note payable to related party, unsecured, lien
against company assets, $731,763,
5-years at 0% simple interest, due
7/1/2016, payment amounts
vary each month.	$726,763	$726,763

Note payable to related party, lien against company
assets, unsecured, due 4/19/2013, annual interest due,
convertible at holders' option at 51% of market as
defined, interest rate 8%, conversion limited to total
beneficial ownership of 4.99%	$52,500	$52,500

Note payable to non-related party, unsecured, due
8/29/2013, simple interest 8% convertible at holders'
option at $.249 per TransBiotec share	$15,000	$15,000

Note payable to non-related party, unsecured, due
03/01/2013, simple interest 9%	$5,000	$5,000

Note payable to non-related party, unsecured, due
01/31/2013, $12,000 in interest (2 months)	$-	$-

Note payable to non-related party, unsecured, due
12/13/2013, interest rate 7%	$5,342	$5,342

Note payable to non-related party, unsecured, due
01/31/2013, interest rate 18%	$3,938	$3,938

Note payable to non-related party, unsecured, interest
rate 7%, due on demand, convertible at anytime into
common stock at 65% of market closing price on
previous day	$25,000	$-

Note payable to non-related party, unsecured, due
01/07/2014, interest rate 7%, default interest 10%,
stock option	$15,000	$15,000

Note payable to non-related party, unsecured, due
01/15/2014, interest rate 7%, default interest 10%,
stock option	$5,000	$5,000

Note payable to non-related party, unsecured, due
01/20/2014, interest rate 7%, default interest 10%,
stock option	$65,272	$65,272

Note payable to non-related party, unsecured, due
03/28/2013, $13,000 in interest (1 month)	$32,000	$32,000

Note payable to non-related party, unsecured, due
01/23/2014, interest rate 9%,	$50,000	$50,000

Note payable to non-related party, unsecured, due
04/28/2014, interest rate 7%, default interest 10%,
stock option	$9,440	$9,440

Note payable to non-related party, unsecured, due
05/05/2014, interest rate 7%, default interest 10%,
stock option	$50,060	$50,060

Note payable to non-related party, unsecured, due
07/02/2014, interest rate 9%,	$15,000	$15,000

Note payable to non-related party, unsecured, due
10/25/2013, interest rate 18%,	$2,000	$2,000

Note payable to non-related party, unsecured, due
07/29/2014, interest rate 7%, default interest 10%,
stock option	$1,900	$1,900

Note payable to non-related party, unsecured, due
09/19/2014, interest rate 7%, default interest 10%,
stock option	$10,000	$10,000

Note payable to non-related party, unsecured, due
09/19/2014, interest rate 7%, default interest 10%,
stock option	$65,000	$65,000

Note payable to non-related party, unsecured, due
09/29/2014, interest rate 7%, default interest 10%,
stock option	$20,000	$20,000

Note payable to non-related party, unsecured, due
12/27/2013, interest rate 9%	$15,000	$15,000

Note payable to non-related party, unsecured, due
10/28/2014, interest rate 7%, default interest 10%,
stock option	$2,500	$2,500

Note payable to non-related party, unsecured, due
10/29/2014, interest rate 7%, default interest 10%,
stock option	$10,000	$10,000

Note payable to non-related party, unsecured, due
11/10/2014, interest rate 7%, default interest 10%,
stock option	$5,000	$5,000

Note payable to non-related party, unsecured, due
11/12/2014, interest rate 9%, convertible up to the due date	$11,000	$11,000

Note payable to non-related party, unsecured, due
11/20/2014, interest rate 7%, default interest 10%,
stock option	$20,000	$20,000

Note payable to non-related party, unsecured, due
12/02/2014, interest rate 7%, default interest 10%,
stock option	$5,000	$5,000

Note payable to non-related party, unsecured, due
1/27/2014, simple interest 10%	$5,000	$5,000

Note payable to non-related party, unsecured, due
1/07/2015, interest rate 7%, default interest 10%,
stock option	$-	$25,000

Note payable to non-related party, unsecured, due
1/28/2015, interest rate 7%, default interest 10%,
stock option	$-	$1,253

Note payable to non-related party, unsecured, due
1/29/2015, interest rate 7%, default interest 10%,
stock option	$-	$3,500

Note payable to non-related party, unsecured, due
2/10/2015, interest rate 7%, default interest 10%,
stock option	$-	$990

Note payable to non-related party, unsecured, due
2/17/2015, interest rate 7%, default interest 10%,
stock option	$-	$4,500

Note payable to non-related party, unsecured, due
2/20/2015, interest rate 7%, default interest 10%,
stock option	$-	$5,000

Note payable to non-related party, unsecured, due
3/10/2015, interest rate 7%, default interest 10%,
stock option	$-	$2,500
	$1,375,861	$1,388,954

Less Note Discounts	22,996	12,332

Less current portion	(1,185,858)	(1,209,615)

Long-term portion	$167,007	$167,007

Required principal payments from December 31, 2013 forward are as follows:

2014	$1,221,947
2015	$123,709
2016	$43,298
2017	$-
2018	$-
$1,388,954

Interest expense under notes payable for the three months ended March 31, 2014 and March 31, 2013 was $41,854 and $40,400, respectively.

During the three months ended March 31, 2014 and March 31, 2013 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $10,664 and $77,103, respectively. During the three months ended March 31, 2014 and March 31, 2013 the unamortized note discount from the beneficial conversion feature was $12,332 and $22,996, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2012 and December 31, 2013 were $27,000 and $47,500, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the three months ended March 31, 2014 and March 31, 2013 of $10,051 and $95,613, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rate of 0.08%, dividend yield of 0%, expected life of 1 year, volatility of 172% - 197%. The fair value derivative liability under the notes as of March 31 2014 and December 31, 2013 was $143,450 and $150,067, respectively.

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2013 no options were exercised or expired, leaving a December 31, 2013 outstanding balance of 22,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. All of these options are for the stock of TransBiotec - CA.

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

During the three months ended March 31, 2014 the Company granted 2,182,296 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.65%, dividend yield of 0%, expected life of five years, a volatility range of 183% - 185%. No options were exercised or expired, leaving a March 31, 2014 outstanding balance of 7,533,709 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $24,312 during the three months ended March 31, 2014.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	22,500	$.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	22,500	$.35

Following is a summary of the status of options for California outstanding at March 31, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at March 31, 2013

$0.15	20,000	5 years	$0.15	-
$0.10	1,500	5 years	0.10	-
$0.10	1,000	5 years	0.10	-
Total	22,500		$0.35	-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	5,321,735	$.09
Granted	2,182,296	.04
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	7,533,709	$.13

Following is a summary of the status of options for Delaware outstanding at March 31, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at March 31, 2014
$0.09	29,678	5 years	$0.09	-
$0.17	83,333	5 years	0.17	-
$0.17	27,778	5 years	0.17	-
$0.17	362,624	5 years	0.17	-
$0.13	80,914	5 years	0.13	-
$0.13	429,086	5 years	0.13	-
$0.06	38,000	5 years	0.06	-
$0.04	250,000	5 years	0.04	-
$0.04	1,625,000	5 years	0.04	-
$0.05	400,000	5 years	0.05	-
$0.04	75,000	5 years	0.04	-
$0.04	300,000	5 years	0.04	-
$0.02	300,000	5 years	0.02	-
$0.02	1,200,000	5 years	0.02	-
$0.04	150,000	5 years	0.04	-
$0.02	1,500,000	5 years	0.04	-
$0.04	37,603	5 years	0.04	-
$0.02	105,000	5 years	0.02	-
$0.04	29,693	5 years	0.04	-
$0.02	135,000	5 years	0.04	-
$0.04	300,000	5 years	0.04	-
$0.04	75,000	5 years	0.04	-
Total	7,533,709		$0.13	-

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At March 31, 2014 and December 31, 2013 the Company had stock subscriptions payable of $26,000 for 80,696 common shares to be issued.

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

During 2012, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 3,805,950 shares of its common stock valued at $2,321,957.

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

On February 10, 2014, the Company converted a note payable of $4,650 into 1,291,667 shares of its common stock, with a purchase price $0.0036 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2014.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations for Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Summary of Results of Operations

	Three Months Ended March 31,		Period from July 19, 2004 (Inception) to
	2014	2013	March 31, 2014
Revenue	$-	$-	$-

Operating expenses:

General and administrative	138,626	233,641	13,490,423
Amortization and Depreciation	194	194	77,320
Total operating expenses	138,820	233,835	13,567,743

Operating loss	(138,820)	(233,835)	(13,567,743)

Interest expense	(41,854)	(40,400)	(1,305,274)
Interest expense – beneficial conversion feature	(10,664)	(77,103)	(286,889)
Loss on fair value adjustment – derivatives	(10,051)	(95,613)	(271,986)
Gain on sale of fixed asset	-	-	4,790
Gain on debt reversal	-	5,571	99,805

Net income (loss)	$(200,195)	$(438,475)	$(15,232,855)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $238,280, from ($438,475) to ($200,195), from the three months ended March 31, 2013 compared to March 31, 2014. Our operating loss decreased by $95,015, from ($233,835) to ($138,820) for the same period. The change in our net income/(loss) for the three months ended March 31, 2014, compared to the prior year period is primarily a result of a decrease in our general and administrative expenses, a decrease in the loss on fair value adjustment – derivatives as a result of the impact of our increased stock price on certain convertible instruments, as well as a decrease in interest expense due to a beneficial conversion feature in certain of our convertible instruments. These changes are detailed below.

Revenue.

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our second or third quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses.

General and administrative expenses decreased by $95,015, from $233,641 for the three months ended March 31, 2013 to $138,626 for the three months ended March 31, 2014, primarily due to a decrease in consulting and legal fees.

Interest Expense.

Interest expense increased slightly from $40,400 for the three months ended March 31, 2013 to $41,854 for the three months ended March 31, 2014. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended March 31, 2014 our interest expense includes a beneficial conversion feature of $10,664, compared to $77,103 for the three months ended March 31, 2013, both related to a convertible debenture. This expense is amortized over time therefore the significant decrease in the expense was due to less required amortization.

Loss on Fair Value Adjustment - Derivatives

During the three months ended March 31, 2014, we had loss on fair value adjustment – derivatives of $10,051 primarily due to the impact of a decrease in our stock price on certain convertible instruments we have outstanding. Our loss on fair value adjustment – derivatives for the three months ended March 31, 2013 was $95,613, primarily due decreases in our stock price.

Liquidity and Capital Resources for Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Introduction

During the three months ended March 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2014 was $0 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 and as of December 31, 2013, respectively, are as follows:

	March 31, 2014	December 31, 2013	Change
Cash	$0	$0	$0
Total Current Assets	0	0	0
Total Assets	1,036	1,230	194
Total Current Liabilities	2,636,887	2,481,322	155,565
Total Liabilities	$2,803,894	$2,648,329	$155,565

Our current assets remained the same as of March 31, 2014 as compared to December 31, 2013. The decrease in our total assets between the two periods was attributed to a slight decrease in the value of our fixed assets during the three months ended March 31, 2014.

Our current liabilities increased by $155,565, as of March 31, 2014 as compared to December 31, 2013. This increase was due to an increase in our accounts payable of $77,014, an increase in our accrued interest payable of $31,411, an increase in our related party payables of $30,000 as a result of owing money to related parties that pay for goods and services on our behalf, and an increase in our notes payable current, net of $23,757 as a result of borrowing additional money from non-related parties.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had no cash available as of March 31, 2014 and December 31, 2012. Based on our revenues, cash on hand and current monthly burn rate, around $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($17,743) for the three months ended March 31, 2014, as compared to ($135,543) for the three months ended March 31, 2013. For the period in 2014, the net cash used in operating activities consisted primarily of our net income (loss) of ($200,195), offset by change in fair value of derivative liability of $10,051 and note payable beneficial conversion expense of $10,664. For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($438,475) and gain on debt reversal of ($5,571), offset by compensatory equity issuances of $112,502, change in fair value of derivative liability of $95,613, note payable beneficial conversion expense of $77,103, and original issue discount – interest expense of $8,334.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2014, compared to net cash provided (used) by investing activities of ($511) for the three months ended March 31, 2013, which related fixed asset purchases of $511.

Financing

Our net cash provided (used) by financing activities for the three months ended March 31, 2014 was $17,743, compared to $135,272 for the three months ended March 31, 2013. For the period in 2014, our financing activities related to notes and loans payable – borrowings of $42,743 offset by notes and loans payables – payments of ($25,000). For the period in 2013, our financing activities related to notes and loans payable – borrowings of $167,272, offset by notes and loans payables – payments of ($32,000).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued the following unregistered securities:

During the three months ended March 31, 2014, we issued an aggregate of 1,291,667 shares of our common stock, restricted in accordance with Rule 144, to Asher Enterprises, Inc., upon the conversion by Asher of $4,650 of debt we owe to them under a Convertible Promissory Note, currently in default. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended March 31, 2014, we issued stock options to purchase an aggregate of 2,182,296 shares of our common stock pursuant to the terms of non-convertible promissory notes issued to a non-affiliate third party. The stock options have an exercise price of $0.01 or $0.02 and expire five (5) years from the date of grant. The issuance of the stock options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3. Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4. Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5. Other Information

There have been no events which are required to be reported under this Item.

ITEM 6. Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (2)	Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.5 (3)	Amendment No. 1 to Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated October 18, 2012

10.6 (2)	Registration Rights Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.7 (4)	Settlement Agreement by and between TransBiotec, Inc., et al and Bowman & Co., et al dated March 13, 2013

10.8 (4)	Settlement Agreement by and between TransBiotec, Inc., and Scott Painter dated May 14, 2013

10.9 (4)	Amendment No. 1 to Settlement Agreement by and between TransBiotec, Inc., et al and Bowman & Co., et al dated August 29, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 11, 2012.
(3)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Commission on November 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: May 19, 2014	By:	/s/ Charles Bennington
Charles Bennington
President