Form 10-Q
period 2014-06-30
TransBiotec, Inc.
filed 2014-08-19
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 000-53316

TRANSBIOTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 N. Tustin Ave., Suite 225 Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

(562) 280-0483
Registrant’s telephone number, including area code

194 Marina Drive, Suite 202
Long Beach, CA 90803
(Former address, if changed since last report)

___________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2014, there were  40,864,748 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2014 and 2013 follow. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	Jun. 30, 2014	Dec. 31, 2013
	(unaudited)

ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-
Equipment - net	842	1,230
Total Assets	$842	$1,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$584,163	$421,597
Accrued interest payable	331,944	268,950
Notes payable - current - non-related parties	573,516	573,516
Notes payable - current, net	645,518	612,342
Derivative liability	121,757	150,067
Stock subscription payable - current	28,067	26,000
Related party payables	250,765	190,765
Other payables	241,225	238,085
Total current liabilties	2,776,955	2,481,322
Notes payable - non-related parties	167,007	167,007
Total Liabilities	2,943,962	2,648,329

Stockholders' Deficit
Common stock, $.00001 par value;
100,000,000 shares authorized;
39,098,081 and 34,146,712 shares
issued and outstanding at June 30, 2014
and December 31, 2013 respectively	392	342
Additional paid in capital	12,530,457	12,415,639
Deficit accumulated during the development stage	(15,441,182)	(15,032,660)
Total Transbiotec, Inc. stockholders' deficit	(2,910,333)	(2,616,679)
Noncontrolling interest	(32,787)	(30,420)
Total Stockholders' Deficit	(2,943,120)	(2,647,099)
Total Liabilities and Stockholders' Deficit	$842	$1,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-
	-	-	-	-
Operating expenses:
Amortization & depreciation	194	194	388	388
General and administrative	156,285	229,850	294,911	463,491
	156,479	230,044	295,299	463,879

Gain (loss) from operations	(156,479)	(230,044)	(295,299)	(463,879)

Other income (expense):
Loss on fair value adjustment - derivatives	1,791	(293,684)	(8,260)	(389,297)
Gain on debt reversal	-	-	-	5,571
Interest expense	(45,811)	(25,657)	(87,665)	(66,057)
Interest expense - beneficial conversion feature	(9,001)	(56,389)	(19,665)	(133,492)
	(53,021)	(375,730)	(115,590)	(583,275)

Loss before provision for income taxes	(209,500)	(605,774)	(410,889)	(1,047,154)
Provision for income tax	-	-	-	-
Net loss	(209,500)	(605,774)	(410,889)	(1,047,154)
Less: Net loss attributable to noncontrolling interest	1,173	2,280	2,367	5,185
Net loss attributable to TransBioTec, Inc.	$(208,327)	$(603,494)	$(408,522)	$(1,041,969)
Net loss per share (TransBiotec, Inc.)
(Basic and fully diluted)	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding	36,539,241	31,796,478	35,773,532	31,291,992

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended
	June 30,
	2014	2013

Operating Activities:
Net loss	$(408,522)	$(1,041,969)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Amortization & depreciation	388	388
Compensatory equity issuances	475	112,502
Asset write offs	-	-
Gain on sale of fixed asset	-	-
Gain on debt reversal	-	(5,571)
Change in fair value of derivative liability	8,260	389,297
Note payable benefical conversion expense	19,665	133,492
Original issue discount - interest expense	-	12,501
Other	-	-
Changes in assets and liabilities:
Accounts payable	331,708	214,539
Net cash used for operating activities	(48,026)	(184,821)

Investing Activities:
Fixed asset purchases	-	(511)
Net cash used for investing activities	-	(511)

Financing Activities:
Notes & loans payable - borrowings	88,026	217,332
Notes & loans payable - payments	(40,000)	(32,000)
Net cash provided by financing activities	48,026	185,332

Net Change In Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities
Debt converted to capital	$20,750	$46,500
Supplemental Disclosure
Cash paid for interest	$3,750	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

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

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the six months ended June 30, 2014 or 2013.

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

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

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

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at June 30, 2014. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $250,765 and $190,765 respectively.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	(unaudited)
	June 30,	December 31,
	2014	2013

Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(42,841)	(42,453)
Total	$842	$1,230

Depreciation expense for the six months ended June 30, 2014 and 2013 was $388.

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

NOTE 4. NOTES PAYABLE

	December 31, 2013	(Unaudited) June 30, 2014
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%	$1,950	$1,950
Notes payable to related parties, unsecured, due 12/31/2012, interest rate 0%	$11,810	$11,810
Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000
Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000
Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$25,000	$25,000
Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%	$10,000	$10,000
Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	$750	$750
Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%	$6,875	$6,875
Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$2,500	$2,500
Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$3,750	$3,750
Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$2,625	$2,625
Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$5,433	$5,433
Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%	$3,203	$3,203
Note payable to non-related party, unsecured, due 1/05/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	-	-
Note payable to non-related party, unsecured, due 2/25/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	$19,250	-
Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$726,763	$726,763
Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%	$52,500	$52,500
Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share.	$15,000	$15,000
Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%.	$5,000	$5,000
Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%.	$5,342	$5,342
Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%.	$3,938	$3,938
Note payable to non-related party, unsecured, due on demand, simple interest 7%, convertible at anytime into common stock at 65% of market closing price on previous day	$25,000	-
Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, stock option	$15,000	$15,000
Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, stock option	$5,000	$5,000

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, stock option	$65,272	$65,272
Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month)	$32,000	$17,000
Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%,	$50,000	$50,000
Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, stock option	$9,440	$9,440
Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, stock option	$50,060	$50,060
Note payable to non-related party, unsecured, due 07/02/2014, simple interest 9%	$15,000	$15,000
Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%,	$2,000	$2,000
Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, stock option	$1,900	$1,900
Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option	$10,000	$10,000
Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option	$65,000	$65,000
Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, stock option	$20,000	$20,000
Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9%,	$15,000	$15,000
Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, stock option	$2,500	$2,500
Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, stock option	$10,000	$10,000
Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, stock option	$5,000	$5,000
Note payable to non-related party, unsecured, due 11/12/2014, interest up to 9%, convertible up to the due date	$11,000	$11,000
Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, stock option	$20,000	$20,000
Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, stock option	$5,000	$5,000
Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%.	$5,000	$4,735
Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, stock option	-	$25,000
Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, stock option	-	$1,253
Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%, stock option	-	$3,500
Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, stock option	-	$990
Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, stock option	-	$4,500
Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, stock option	-	$5,000
Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, stock option	-	$2,500
Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, stock option	-	$2,500
Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%, stock option	-	$5,890
Note payable to non-related party, unsecured, due 4/08/2015, interest up to 7%, convertible up to the due date	-	$15,000
Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%, stock option	-	$4,331
Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%, stock option	-	$2,500
Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%, stock option	-	$5,360
Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10%.	-	$5,000
Note payable to non-related party, unsecured, due 5/26/2015, simple interest 7%, default interest 10%, stock option	-	$895
Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%, stock option	-	$3,207
Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%, stock option	-	$600
	$1,375,861	$1,404,372
Less note discounts	(22,996)	(18,331)
Less current portion	(1,185,858)	(1,219,034)
Long-term portion	$167,007	$167,007

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

Required principal payments from December 31, 2014 forward are as follows:

2014	$1,237,365
2015	$123,709
2016	$43,298
2017	$-
2018	$-
$1,404,372

Interest expense under notes payable for the six months ended June 30, 2014 and June 30, 2013 was $87,665 and $66,057, respectively.

During the six months ended June 30, 2014 and June 30, 2013 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $19,665 and $133,492 respectively. During the six months ended June 30, 2014 and June 30, 2013 the unamortized note discount from the beneficial conversion feature was $18,331 and $31,665, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2013 and June 30, 2014 were $47,500 and $75,000, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the six months ended June 30, 2014 and June 30, 2013 of $8,260 and $389,297, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rate of 0.08%, dividend yield of 0%, expected life of 1 year, volatility of 172% - 197%. The fair value derivative liability under the notes as of June 30, 2014 and December 31, 2013 was $121,757 and $150,067 respectively.

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

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in TransBiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2013 no options were exercised or expired, leaving a December 31, 2013 outstanding balance of 22,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the six months ended June 30, 2014, 20,000 options were exercised, leaving a June 30, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015.All outstanding options are for the stock of TransBiotec-CA

During 2012 the Company granted 29,678 stock options for shares in TransBiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for TransBiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012.

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

During the six months ended June 30, 2014 the Company granted 3,232,848 stock options for shares in TransBiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.52% - 1.70%, dividend yield of 0%, expected life of five years, a volatility range of 180% - 185%. No options were exercised or expired, leaving a June 30, 2014 outstanding balance of 8,524,261 options for TransBiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $39,355 during the six months ended June 30, 2014.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	22,500	$.15

Granted	-	-
Exercised	20,000	.35
Forfeited	-	-
Outstanding at June 30, 2014	2,500	$.10

Following is a summary of the status of options for California outstanding at June 30, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at June 30, 2013

$0.10	1,500	5 years	0.10	-
$0.10	1,000	5 years	0.10	-
Total	2,500		$0.10	-

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	5,351,413	$.09

Granted	3,221,497	.03
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2014	8,572,910	$.04

Following is a summary of the status of options for Delaware outstanding at June 30, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at June 30, 2014

$0.09	29,678	5 years	0.09	-
$0.17	83,333	5 years	0.17	-
$0.17	27,778	5 years	0.17	-
$0.17	362,624	5 years	0.17	-
$0.13	80,914	5 years	0.13	-
$0.13	429,086	5 years	0.13	-
$0.06	38,000	5 years	0.06	-
$0.04	250,000	5 years	0.04	-
$0.04	1,625,000	5 years	0.04	-
$0.05	400,000	5 years	0.05	-
$0.04	75,000	5 years	0.04	-
$0.04	300,000	5 years	0.04	-
$0.02	300,000	5 years	0.02	-
$0.02	1,200,000	5 years	0.02	-
$0.04	150,000	5 years	0.04	-
$0.02	1,500,000	5 years	0.04	-
$0.04	37,603	5 years	0.04	-
$0.02	105,000	5 years	0.04	-
$0.04	29,693	5 years	0.04	-
$0.02	135,000	5 years	0.04	-
$0.04	300,000	5 years	0.04	-
$0.04	75,000	5 years	0.04	-
$0.04	75,758	5 years	0.04	-
$0.04	165,915	5 years	0.04	-
$0.04	133,262	5 years	0.04	-
$0.03	79,787	5 years	0.03	-
$0.03	229,714	5 years	0.03	-
$0.03	50,000	5 years	0.03	-
$0.02	42,283	5 years	0.02	-
$0.02	213,833	5 years	0.02	-
$0.02	48,649	5 years	0.02	-
Total	8,572,910		$0.04	-

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At June 30, 2014 and December 31, 2013, the Company had stock subscriptions payable of $28,067 for 26,000 common shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of June 30, 2014, the accumulated deficit is $15,441,182. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

TransBiotec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED)

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

On April 24, 2014, the Company exchanged 20,000 of TBT-CA shares for 154,520 TBT-Publico shares at an exchange rate of $7.7263 per share.

On May 13, 2014, the Company converted a note payable of $9,000 into 1,764,706 shares of its common stock, with a purchase price $0.0051 per share.

On May 30, 2014, the Company converted a note payable of $265, including $210 of accrued interest into 50,000 shares of its common stock, with a purchase price $0.0095 per share.

On June 3, 2014, the Company converted a note payable of $5,600, including $1,500 in accrued interest, into 1,690,476 shares of its common stock, with a purchase price $0.0042 per share.

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

Overview

We have developed an alcohol detection device called “SOBR”. The device is a patented system for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration. Once SOBR is developed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem.

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

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects ethanol alcohol levels through a person's skin.

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2014.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations for Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary of Results of Operations

	Three Months Ended June 30,
	2014	2013
Revenue	$-	$-

Operating expenses:

General and administrative	156,285	229,850
Amortization and Depreciation	194	194
Total operating expenses	156,479	230,044

Operating loss	(156,479)	(230,044)

Interest expense	(45,811)	(25,657)
Interest expense – beneficial conversion feature	(9,001)	(56,389)
Loss on fair value adjustment – derivatives	1,791	(293,684)
Gain on sale of fixed asset	-	-
Gain on debt reversal	-	-

Net income (loss)	$(209,500)	$(605,774)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $396,274, from ($605,774) to ($209,500), from the three months ended June 30, 2013 compared to June 30, 2014. Our operating loss decreased by $73,565, from ($230,044) to ($156,479) for the same period. The change in our net income/(loss) for the three months ended June 30, 2014, compared to the prior year period is primarily a result of a decrease in our general and administrative expenses, a significant decrease in the loss on fair value adjustment – derivatives as a result of the impact of a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods, offset slightly by an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our third or fourth quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $73,565, from $229,850 for the three months ended June 30, 2013 to $156,285 for the three months ended June 30, 2014, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $25,657 for the three months ended June 30, 2013 to $45,811 for the three months ended June 30, 2014. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended June 30, 2014 our interest expense includes a beneficial conversion feature of $9,001, compared to $56,389 for the three months ended June 30, 2013, both related to a convertible debenture. This expense is amortized over time therefore the significant decrease in the expense was due to less required amortization.

Loss on Fair Value Adjustment - Derivatives

During the three months ended June 30, 2014, we had a gain on fair value adjustment – derivatives of $1,791 primarily due to a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods. Our loss on fair value adjustment – derivatives for the three months ended June 30, 2013 was $293,684, primarily due to significant decreases in our stock price during that period.

Results of Operations for Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary of Results of Operations

	Six months Ended June 30,
	2014	2013
Revenue	$-	$-

Operating expenses:

General and administrative	294,911	463,491
Amortization and Depreciation	388	388
Total operating expenses	295,299	463,879

Operating loss	(295,299)	(463,879)

Interest expense	(87,665)	(66,057)
Interest expense – beneficial conversion feature	(19,665)	(133,492)
Loss on fair value adjustment – derivatives	(8,260)	(389,297)
Gain on sale of fixed asset	-	-
Gain on debt reversal	-	5,571

Net income (loss)	$(410,889)	$(1,047,154)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $636,265, from ($1,047,154) to ($410,889), from the six months ended June 30, 2013 compared to June 30, 2014. Our operating loss decreased by $168,580, from ($295,299) to ($463,879) for the same period. The change in our net income/(loss) for the six months ended June 30, 2014, compared to the prior year period is primarily a result of a decrease in our general and administrative expenses, a significant decrease in the loss on fair value adjustment – derivatives as a result of a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods, and a decrease in our interest expense due to a beneficial conversion feature in certain of our convertible instruments, offset slightly by an increase in our interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our third or fourth quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $168,580, from $463,491for the six months ended June 30, 2013 to $294,911 for the six months ended June 30, 2014, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $66,057 for the six months ended June 30, 2013 to $87,665 for the six months ended June 30, 2014. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the six months ended June 30, 2014 our interest expense includes a beneficial conversion feature of $19,665, compared to $133,492 for the six months ended June 30, 2013, both related to a convertible debenture. This expense is amortized over time therefore the significant decrease in the expense was due to less required amortization.

Loss on Fair Value Adjustment - Derivatives

During the six months ended June 30, 2014, we had a loss on fair value adjustment – derivatives of $8,260 primarily due to the impact of a decrease in our stock price on certain convertible instruments we have outstanding. Our loss on fair value adjustment – derivatives for the six months ended June 30, 2013 was $389,297, primarily due to significant decreases in our stock price during that period.

Liquidity and Capital Resources for Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Introduction

During the six months ended June 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2014 was $0 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2014 and as of December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013	Change

Cash	$0	$0	$0
Total Current Assets	0	0	0
Total Assets	842	1,230	388
Total Current Liabilities	2,776,955	2,481,322	295,633
Total Liabilities	$2,943,962	$2,648,329	$295,633

Our current assets remained the same as of June 30, 2014 as compared to December 31, 2013. The decrease in our total assets between the two periods was attributed to a slight decrease in the value of our fixed assets during the six months ended June 30, 2014.

Our current liabilities increased by $295,633, as of June 30, 2014 as compared to December 31, 2013. This increase was primarily due to an increase in our accounts payable of $162,566, an increase in our accrued interest payable of $62,994, an increase in our related party payables of $60,000 as a result of compensation owed to a related party, and an increase in our notes payable current, net of $33,176 as a result of borrowing additional money from non-related parties.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had no cash available as of June 30, 2014 and December 31, 2012. Based on our revenues, cash on hand and current monthly burn rate, around $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash provided (used) by operating activities of ($48,026) for the six months ended June 30, 2014, as compared to ($184,821) for the six months ended June 30, 2013. For the period in 2014, the net cash used in operating activities consisted primarily of our net income (loss) of ($408,522), offset by change in fair value of derivative liability of $8,260 and note payable beneficial conversion expense of $19,665. For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,041,969) and gain on debt reversal of ($5,571), offset by compensatory equity issuances of $112,502, change in fair value of derivative liability of $389,297, note payable beneficial conversion expense of $133,492, and original issue discount – interest expense of $12,501.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2014, compared to net cash provided (used) by investing activities of ($511) for the six months ended June 30, 2013, which related fixed asset purchases of $511.

Financing

Our net cash provided (used) by financing activities for the six months ended June 30, 2014 was $48,026, compared to $185,332 for the six months ended June 30, 2013. For the period in 2014, our financing activities related to notes and loans payable – borrowings of $88,026 offset by notes and loans payables – payments of ($40,000). For the period in 2013, our financing activities related to notes and loans payable – borrowings of $217,332, offset by notes and loans payables – payments of ($32,000).

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued the following unregistered securities:

During the three months ended June 30, 2014, we issued an aggregate of 3,455,182 shares of our common stock, restricted in accordance with Rule 144, to Asher Enterprises, Inc., upon the conversion by Asher of $14,600 of debt including $1,500 in accrued interest we owe to them under a Convertible Promissory Note, currently in default. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On April 24, 2014, we exchanged 20,000 shares of TBT-CA common stock for 154,520 shares of our common stock at an exchange rate of 7.7263 per share. The shares are restricted in accordance with Rule 144. The issuance of the stock options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On May 30, 2014, we converted a note payable of $265, including $210 of accrued interest into 50,000 shares of our common stock, restricted in accordance with Rule 144, at a purchase price $0.0095 per share. The issuance of the stock options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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
_______________________
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

TransBiotec, Inc.

Dated: August 19, 2014	By:	/s/ Charles Bennington
Charles Bennington
President