Form 10-Q
period 2014-09-30
TransBiotec, Inc.
filed 2014-11-19
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

________________________________________________
(Former address, if changed since last report)

________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2014, there were 47,003,435 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended September 30, 2014 and 2013 follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransbioTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2014	Dec. 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$619	$-
Total current assets	619	-

Fixed assets - net	648	1,230

Total Assets	$1,267	$1,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$639,171	$421,597
Accrued interest payable	368,094	268,950
Notes payable - current - non-related parties	573,516	573,516
Notes payable - current, net	654,023	612,342
Derivative liability	72,456	150,067
Stock subscription payable - current	28,067	26,000
Related party payables	280,765	190,765
Other payables	241,225	238,085
Total current liabilties	2,857,317	2,481,322

Notes payable - non-related parties	167,007	167,007

Total Liabilities	3,024,324	2,648,329

Stockholders' Deficit
Common stock, $.00001 par value;
100,000,000 shares authorized;
42,903,319 and 34,146,712 shares
issued and outstanding at September 30, 2014
and December 31, 2013 respectively	430	342
Additional paid in capital	12,582,399	12,415,639
Deficit accumulated during the
development stage	(15,572,078)	(15,032,660)
Total Transbiotec, Inc. stockholders' deficit	(2,989,249)	(2,616,679)
Noncontrolling interest	(33,808)	(30,420)

Total Stockholders' Deficit	(3,023,057)	(2,647,099)

Total Liabilities and Stockholders' Deficit	$1,267	$1,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransbioTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-
	-	-	-	-

Operating expenses:
Amortization & depreciation	194	194	582	582
General and administrative	95,070	158,209	389,981	621,700
	95,264	158,403	390,563	622,282

Gain (loss) from operations	(95,264)	(158,403)	(390,563)	(622,282)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	19,135	318,799	10,875	(70,498)
Gain on debt reversal	-	81,307	-	86,878
Interest expense	(48,037)	(25,014)	(135,702)	(91,071)
Interest expense - beneficial conversion feature	(7,751)	(19,501)	(27,416)	(152,993)
	(36,653)	355,591	(152,243)	(227,684)

Loss before provision for income taxes	(131,917)	197,188	(542,806)	(849,966)

Provision for income tax	-	-	-	-

Net loss	(131,917)	197,188	(542,806)	(849,966)
Less: Net loss attributable to noncontrolling interest	1,021	618	3,388	5,803
Net loss attributable to TransBioTec, Inc.	$(130,896)	$197,806	$(539,418)	$(844,163)

Net loss per share (TransBiotec, Inc.)
(Basic and fully diluted)	$(0.00)	$0.01	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	41,884,034	33,431,576	37,810,366	32,005,187

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransbioTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	September 30,
	2014	2013

Operating Activities:
Net loss	$(542,806)	$(844,163)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	582	582
Compensatory equity issuances	-	77,433
Gain on debt reversal	-	(86,878)
Change in fair value of derivative liability	(10,875)	70,498
Note payable benefical conversion expense	27,416	152,993
Original issue discount - interest expense	-	12,501
Stock based compensation	47,334	-
Changes in assets and liabilities:	.
Accounts payable	219,641	276,650
Accrued interest payable	99,144	-
Related party payable	90,000	-
Other payable	3,140	-
Net cash used for operating activities	(66,424)	(340,384)

Investing Activities:
Fixed asset purchases	-	(511)
Net cash used for investing activities	-	(511)

Financing Activities:
Notes & loans payable - borrowings	102,776	346,232
Notes & loans payable - payments	(35,733)	(52,000)
Equity issuances	-	47,500
Net cash provided by financing activities	67,043	341,732

Net Change In Cash	619	837

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$619	$837

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$37,778	$49,000
Note to stock subscription payable	$-	$-

Supplemental Disclosure

Cash paid for interest	$9,000	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The unaudited condensed consolidated financial statements represent the activity of TransBiotec - CA from July 4 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company is currently considered to be in the development stage, and has not generated revenues from its activities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company has no cash equivalents as of September 30, 2014.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs during the nine months ended September 30, 2014 or 2013.

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

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying unaudited condensed consolidated balance sheets, approximates fair value.

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

Recent accounting pronouncement

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at September 30, 2014. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 2. RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, the Company had payables due to officers, shareholders and former management for accrued compensation and services of $280,765 and $190,765 respectively.

NOTE 3. PROPERTY & EQUIPMENT

Fixed asset values recorded at cost are as follows:

	September 30,	December 31,
	2014	2013
	(Unaudited)

Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,035)	(42,453)
Total	$648	$1,230

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $582.

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

NOTE 4. NOTES PAYABLE

	December 31, 2013	(Unaudited) September 30, 2014
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$726,763	$726,763

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 2/25/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%.	$19,250	-

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue and/or the continued conversion of the company’s stock.	$52,500	$39,005

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default.	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to non-related party, unsecured, due on demand, simple interest 7%, convertible at anytime into common stock at 65% of market closing price on previous day	$25,000	-

Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$65,272	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month). Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$32,000	$17,000

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$9,440	$9,440

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, stock option. Currently in default.	$50,060	$50,060

Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note payable to non-related party, unsecured, due 07/02/2014, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$1,900	$1,900

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$65,000	$65,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$20,000	$20,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, stock option.	$2,500	$2,500

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, stock option.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, stock option.	$5,000	$5,000

Note payable to non-related party, unsecured, due 11/12/2014, interest up to 9%, convertible up to the due date.	$11,000	$11,000

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, stock option.	$20,000	$20,000

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, stock option.	$5,000	$5,000

Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$4,235

Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, stock option.	-	$25,000

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, stock option.	-	$1,253

Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%, stock option.	-	$3,500

Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, stock option.	-	$990

Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, stock option.	-	$4,500

Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, stock option.	-	$5,000

Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, stock option.	-	$2,500

Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, stock option..	-	$2,500

Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%, stock option.	-	$5,890

Note payable to non-related party, unsecured, due 4/08/2015, interest up to 7%, convertible up to the due date.	-	$15,000

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%, stock option.	-	$4,331

Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%, stock option.	-	$2,500

Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%, stock option.	-	$5,360

Note payable to non-related party, unsecured, due 8/17/2014, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	-	$5,000

Note payable to non-related party, unsecured, due 5/26/2015, simple interest 7%, default interest 10%, stock option.	-	$895

Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%, stock option.	-	$3,207

Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%, stock option.	-	$600

Note payable to non-related party, unsecured, due 7/09/2015, simple interest 7%, default interest 10%, stock option.	-	$3,750

Note payable to non-related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%, stock option.	-	$10,000

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Note payable to non-related party, unsecured, due 9/03/2015, simple interest 7%, default interest 10%, stock option.	-	$1,000

	$1,375,861	$1,405,127

Less note discounts	(22,996)	(10,580)

Less current - related parties	(573,516)	(573,516)

Less current – non-related parties	(612,342)	(654,023)

Long-term – related parties	$167,007	$167,007

Required principal payments from September 30, 2014 forward are as follows:

2014	$1,238,120
2015	$23,709
2016	$43,298
2017	$-
2018	$-
$1,305,127

Interest expense under notes payable for the nine months ended September 30, 2014 and September 30, 2013 was $135,702 and $91,071, respectively.

During the nine months ended September 30, 2014 and September 30, 2013 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $27,416 and $152,993 respectively. During the nine months ended September 30, 2014 and September 30, 2013 the unamortized note discount from the beneficial conversion feature was $10,580 and $29,164, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2013 and September 30, 2014 were $47,500 and $34,245, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the nine months ended September 30, 2014 and September 30, 2013 of $(10,875) and $(70,498), respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.13%, dividend yield of 0%, expected life of 1 year, volatility between 295% - 354%. The fair value derivative liability under the notes as of September 30, 2014 and December 31, 2013 was $72,456 and $150,067 respectively.

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2013 no options were exercised or expired, leaving a December 31, 2013 outstanding balance of 22,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the nine months ended September 30, 2014, 20,000 options were exercised, leaving a June 30, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015.All outstanding options are for the stock of TransBiotec-CA.

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

During the nine months ended September 30, 2014 the Company granted 4,281,317 stock options for shares in TransBiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.5% - 1.77%, dividend yield of 0%, expected life of five years, a volatility range of 147% - 296%. No options were exercised or expired, leaving a September 30, 2014 outstanding balance of 9,623,730options for TransBiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $47,334 during the nine months ended September 30, 2014.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	22,500	$.15

Granted	-	-
Exercised	20,000	.35
Forfeited	-	-
Outstanding at September 30, 2014	2,500	$.10

Following is a summary of the status of options for California outstanding at September 30, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at Sept. 30, 2013

$0.10	1,500	5 years	0.10	-
$0.10	1,000	5 years	0.10	-

Total	2,500		$0.10	-

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	5,351,413	$.09

Granted	4,281,317	.02
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2014	9,623,730	$.04

Following is a summary of the status of options for Delaware outstanding at September 30, 2014:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at Sept. 30, 2014

$0.09	29,678	3 years	0.09	-
$0.17	83,333	4 years	0.17	-
$0.17	27,778	4 years	0.17	-
$0.17	362,624	4 years	0.17	-
$0.13	80,914	4 years	0.13	-
$0.13	429,086	4 years	0.13	-
$0.06	38,000	4 years	0.06	-
$0.04	250,000	4 years	0.04	-
$0.04	1,625,000	4 years	0.04	-
$0.05	400,000	4 years	0.05	-
$0.04	75,000	4 years	0.04	-
$0.04	300,000	4 years	0.04	-
$0.02	300,000	4 years	0.02	-
$0.02	1,200,000	4 years	0.02	-
$0.04	150,000	4 years	0.04	-
$0.02	1,500,000	5 years	0.04	-
$0.04	37,603	5 years	0.04	-
$0.02	105,000	5 years	0.04	-
$0.04	29,693	5 years	0.04	-
$0.02	135,000	5 years	0.04	-
$0.04	300,000	5 years	0.04	-
$0.04	75,000	5 years	0.04	-
$0.04	75,758	5 years	0.04	-
$0.04	165,915	5 years	0.04	-
$0.04	133,262	5 years	0.04	-
$0.03	79,787	5 years	0.03	-
$0.03	229,714	5 years	0.03	-
$0.02	60,000	5 years	0.03	-
$0.03	42,283	5 years	0.03
$0.02	42,283	5 years	0.02	-
$0.02	213,833	5 years	0.02	-
$0.02	48,649	5 years	0.02	-
$0.01	375,000	5 years	0.01	-
$0.02	571,313	5 years	0.02	-
$0.02	61,224	5 years	0.02	-
Total	9,632,730		$0.04	-

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At September 30, 2014 and December 31, 2013, the Company had stock subscriptions payable of $28,067 for 26,000 common shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of September 30, 2014, the accumulated deficit is $15,572,078. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

TransBiotec, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

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

On June 3, 2014, the Company converted a note payable of $5,600, including $1,500 in accrued interest into 1,690,476 shares of its common stock, with a purchase price $0.0042 per share.

On July 2, 2014, the Company converted a note payable of $6,360 into 1,766,667 shares of its common stock, with a purchase price $0.0036 per share.

On August 19, 2014, the Company converted a note payable of $7,135 into 2,038,571 shares of its common stock, with a purchase price $0.0035 per share.

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

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2014.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations for Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary of Results of Operations

	Three Months Ended September 30,
	2014	2013
Revenue	$-	$-

Operating expenses:

General and administrative	95,070	158,209
Amortization and Depreciation	194	194
Total operating expenses	95,264	158,403

Operating loss	(95,264)	(158,403)

Interest expense	(48,037)	(25,014)
Interest expense – beneficial conversion feature	(7,751)	(19,501)
Gain (Loss) on fair value adjustment – derivatives	19,135	318,799
Gain on debt reversal	-	81,307

Net income (loss)	$(131,917)	$197,188

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $329,105, from $197,188 to ($131,917), from the three months ended September 30, 2013 compared to September 30, 2014. Our operating loss decreased by $63,139, from ($158,403) to ($95,264) for the same periods. The change in our net income/(loss) for the three months ended September 30, 2014, compared to the prior year period, is primarily a result of a decrease in our general and administrative expenses, a significant decrease in the gain on fair value adjustment – derivatives as a result of the impact of a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods, and an increase in interest expense due to a beneficial conversion feature in certain of our convertible instruments. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fourth quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $63,139, from $158,209 for the three months ended September 30, 2013 to $95,264 for the three months ended September 30, 2014, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $25,014 for the three months ended September 30, 2013 to $48,037 for the three months ended September 30, 2014. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended September 30, 2014 our interest expense includes a beneficial conversion feature of $7,751, compared to $19,501 for the three months ended September 30, 2013, both related to a convertible debenture. This expense is amortized over time therefore the significant decrease in the expense was due to less required amortization.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the three months ended September 30, 2014, we had a gain on fair value adjustment – derivatives of $19,315 primarily due to a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods. Our gain on fair value adjustment – derivatives for the three months ended September 30, 2013 was $318,799, primarily due to significant decreases in our stock price during that period.

Results of Operations for Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summary of Results of Operations

	Nine Months Ended September 30,
	2014	2013
Revenue	$-	$-

Operating expenses:

General and administrative	389,981	621,700
Amortization and Depreciation	582	582
Total operating expenses	390,563	622,282

Operating loss	(390,563)	(622,282)

Interest expense	(135,702)	(91,071)
Interest expense – beneficial conversion feature	(27,416)	(152,993)
Gain (Loss) on fair value adjustment – derivatives	10,875	(70,498)
Gain on debt reversal	-	86,878

Net income (loss)	$(542,806)	$(849,966)

Operating Loss; Net Loss

Our net loss decreased by $307,160, from ($849,966) to ($542,806), from the nine months ended September 30, 2013 compared to September 30, 2014. Our operating loss decreased by $231,719, from ($622,282) to ($390,563) for the same periods. The change in our net income/(loss) for the nine months ended September 30, 2014, compared to the prior year period is primarily a result of a decrease in our general and administrative expenses, a decrease in the loss on fair value adjustment – derivatives as a result of a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods, and a decrease in our interest expense due to a beneficial conversion feature in certain of our convertible instruments, offset by an increase in our interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during our fourth quarter of 2014, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $231,719, from $621,700 for the nine months ended September 30, 2013 to $389,981 for the nine months ended September 30, 2014, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $91,071 for the nine months ended September 30, 2013 to $135,702 for the nine months ended September 30, 2014. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the nine months ended September 30, 2014 our interest expense includes a beneficial conversion feature of $27,416, compared to $152,993 for the nine months ended September 30, 2013, both related to a convertible debenture. This expense is amortized over time therefore the significant decrease in the expense was due to less required amortization.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the nine months ended September 30, 2014, we had a gain on fair value adjustment – derivatives of $10,875 primarily due to the impact of increases in our stock price on certain convertible instruments we have outstanding. Our loss on fair value adjustment – derivatives for the nine months ended September 30, 2013 was ($70,498), primarily due to excess charges we incurred due to the prior methodology used to estimate derivative liability.

Liquidity and Capital Resources for Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Introduction

During the nine months ended September 30, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2014 was $619 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2014 and as of December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013	Change

Cash	$619	$0	$619
Total Current Assets	619	0	619
Total Assets	1,267	1,230	37
Total Current Liabilities	2,857,317	2,481,322	375,995
Total Liabilities	$3,024,324	$2,648,329	$375,995

Our current assets were slightly higher as of September 30, 2014 as compared to December 31, 2013, due to us having some cash. The slight increase in our total assets between the two periods was attributed to a slight increase in the value of our fixed assets due to an asset purchase during the nine months ended September 30, 2014.

Our current liabilities increased by $375,995, as of September 30, 2014 as compared to December 31, 2013. This increase was primarily due to an increase in our accounts payable of $217,574, an increase in our accrued interest payable of $99,144, an increase in our related party payables of $90,000 as a result of compensation owed to a related party, and an increase in our notes payable current, net of $41,681 as a result of borrowing additional money from non-related parties, partially offset by a decrease in our derivative liability of $77,611.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of ($66,424) for the nine months ended September 30, 2014, as compared to ($340,384) for the nine months ended September 30, 2013. For the period in 2014, the net cash used in operating activities consisted primarily of our net income (loss) of ($542,806), a change in fair value of derivative liability of ($10,875), offset by and note payable beneficial conversion expense of $27,416, stock based compensation of $47,334, and other of $411,925, which consisted of Changes in accrued interest, related party payable, and accounts payable. For the period in 2013, the net cash used in operating activities consisted primarily of our net income (loss) of ($844,163) and gain on debt reversal of ($86,878), offset by compensatory equity issuances of $77,433, change in fair value of derivative liability of $70,498, note payable beneficial conversion expense of $152,993, and original issue discount – interest expense of $12,501.

Investments

We had no cash provided (used) by investing activities in the nine months ended September 30, 2014, compared to net cash provided (used) by investing activities of ($511) for the nine months ended September 30, 2013, which related fixed asset purchases of $511.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2014 was $67,043, compared to $341,732 for the nine months ended September 30, 2013. For the period in 2014, our financing activities related to notes and loans payable – borrowings of $102,776, offset by notes and loans payables – payments of ($35,734). For the period in 2013, our financing activities related to notes and loans payable – borrowings of $346,232 and equity issuances of $47,500, offset by notes and loans payables – payments of ($52,000).

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we issued the following unregistered securities:

During the three months ended September 30, 2014, we issued an aggregate of 3,805,238 shares of our common stock, restricted in accordance with Rule 144, to Asher Enterprises, Inc., upon the conversion by Asher of $13,495 of debt we owe to them under a Convertible Promissory Note, currently in default. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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

_________________

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

TransBiotec, Inc.

Dated: November 19, 2014	By:	/s/ Charles Bennington
Charles Bennington
President

