Form 10-K
period 2014-12-31
TransBiotec, Inc.
filed 2015-04-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $88,047 as based on last reported sales price of such stock on April 13, 2015. The voting stock held by non-affiliates on that date consisted of 46,340,369 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 13, 2015, there were 58,416,660 shares of common stock, $0.001 par value, issued and outstanding.

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

Our offices are located at 400 N. Tustin Ave., Suite 225, Santa Ana, CA, 92705, telephone number (562) 280-0483.

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

As a result, we initially plan to market SOBR to the voluntary, commercial market:

•	commercial transportation companies that operate tractor trailers, taxis, construction vehicles, boats, trains, aircraft and other vehicles;
•	local, state and federal government agencies that operate fire trucks, police cars and public transportation systems; and
•	individuals that desire to monitor a family member's vehicle, such as a vehicle operated by a minor.
•	a variety of government and military employees, such as sailors in the Navy who might be tested before boarding a ship after off-base leave.

We plan to establish a distribution system of individuals and companies including value-added resellers (VARS), channel sales teams, and independent contractors, to sell the products to the market.

On July 10, 2014, we entered into a Master Distribution Agreement with A.G. Global Capital (“A.G. Global”), pursuant to which A.G. Capital will be the exclusive distributor of our SOBR alcohol testing device in the Republic of Turkey (“Turkey”), the Kingdom of Sweden (“Sweden”) and the Gulf Cooperation Council (“GCC”) comprising Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates, the Republic of Azerbaijan.

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

We believe SOBR has the following advantages over the majority of traditional breath analyzers:

•	Can be programmed to work during the entire operation of the vehicle without distracting the driver;
•	The system can be considered as non-invasive comparatively
•	Easy retro fit installation;
•	Unobtrusive in the vehicle;
•	Difficult to circumvent;
•

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

Employees

As of March 31, 2015 we do not have any employees. Our sole officer is an independent contractor.

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

Our common stock is quoted on the OTC Markets. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

ITEM 3 – LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $9,720.00. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs for a long period of time.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2014 and 2013, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2013	First Quarter	$0.18	$0.03
	Second Quarter	$0.08	$0.04
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.03	$0.01

2014	First Quarter	$0.0255	$0.0071
	Second Quarter	$0.0213	$0.007
	Third Quarter	$0.0098	$0.0060
	Fourth Quarter	$0.015	$0.0019

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

Holders

As of December 31, 2014, there were approximately 58,416,660 shares of our common stock outstanding held by 140 holders of record and numerous shares held in brokerage accounts. As of April 13, 2015, there were 58,416,660 shares of our common stock outstanding held by 140 holders of record. Of these shares, 46,340,369 were held by non-affiliates. On the cover page of this filing we value the 46,340,369 shares held by non-affiliates at $88,047. These shares were valued at $0.0019 per share, based on our share price on April 13, 2015.

Warrants

There is currently three outstanding options to purchase TransBiotec, Inc. common stock, one with the option purchase 25,000 shares of TransBiotec, Inc.’s common stock at $0.25 per share, and one with the option purchase 250,000 shares of TransBiotec’s common stock at $0.007 per share, and one with the option purchase for 450,000 shares at $0.068 and no warrants to purchase shares of our common stock. We do have convertible debentures outstanding that permit the holder to convert the outstanding obligation into shares of our common stock.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2014.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2014, we issued an aggregate of 15,513,341 shares of our common stock, restricted in accordance with Rule 144, to Asher Enterprises, Inc., upon the conversion by Asher of $32,400 of debt (all from the principal amount outstanding) we owe to them under a Convertible Promissory Note, currently in default. Based on the representations of the investor in the Convertible Promissory Note and the Notice of Conversion, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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

The following discussion:

•	summarizes our plan of operation; and
•	analyzes our financial condition and the results of our operations for the year ended December 31, 2013.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2014 and 2013

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2014	2013
Revenue	$-	$-

Operating expenses:

General and administrative	505,552	783,848
Amortization and Depreciation	776	777
Total expenses	506,328	784,625

Operating loss	(506,328)	(784,625)

Interest expense	(188,046)	(170,428)
Interest expense – beneficial conversion feature	(32,996)	(94,161)
Gain (loss) on fair value adjustment – derivatives	(21,559)	186,202
Gain on debt reversal	-	99,805
Net loss	$(748,929)	$(763,207)

Operating Loss; Net Loss

Our net loss decreased by $14,278, from $763,207 to $748,929 from the year ended 2013 compared to 2014. Our operating loss decreased by $278,297, from $784,625 to $506,328 for the same period. The change in our net loss for the year ended December 31, 2014, compared to the prior year is primarily a result of a decrease in our general and administrative expenses and a decrease in our interest expense due to a beneficial conversion feature in certain of our convertible instruments, offset by an increase in the loss on fair value adjustment – derivatives as a result of a loss on the conversion of debt due to changes in the fair market value of the derivative liability charged in prior periods and an increase in our interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Prior to September 2011 we were a company involved in publishing and distributing Image Magazine. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during the first six months of our fiscal year ended December 31, 2015, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $278,296, from $783,848 for the year ended December 31, 2013 to $505,552 for the year ended December 31, 2014, primarily due to decrease in operating expenses, which is due to a decrease in consulting fees in 2014.

Interest Income/Expense

Interest expense increased by $17,618 to $188,046 for the year ended December 31, 2014. The slight increase relates to the fact we incurred more interest expense on certain loans where we borrowed money during 2014 compared to 2013.

Loss on Fair Value Adjustment - Derivatives

During the year ended December 31, 2014, we incurred a loss on fair value adjustment – derivatives of $21,559, compared to a gain of $186,202 for the year ended December 31, 2013, primarily due to the impact of a decline in our stock price on certain convertible instruments we have outstanding.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2014 and 2013, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2014 was $623 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and short terms promissory notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2014 and 2013, respectively, are as follows:

	December 31, 2014	December 31, 2013	Change

Cash	$623	$-	$623
Total Current Assets	623	-	623
Total Assets	1,077	1,230	(153)
Total Current Liabilities	3,052,573	2,481,322	571,251
Total Liabilities	$3,095,871	$2,648,329	$447,542

Our current assets increased by $623 as of December 31, 2014 as compared to December 31, 2013. The increase in our total assets between the two periods was attributed to a decrease in our cash on hand of $623.

Our current liabilities increased by $571,251, as of December 31, 2014 as compared to December 31, 2013. A large portion of this increase was due to an increase in our notes payable to related parties, our notes payable-current, our accrued interest payable, our related party payables, partially offset by a significant decrease in our notes payable – derivative liability payable and related party payables. As a result, our total liabilities also increased by $447,542.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2014 of $623 and $0 on December 31, 2013. Based on our revenues, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of $310,909 for the year ended December 31, 2014, as compared to $444,715 for the year ended December 31, 2013. In 2014, the net cash used in operating activities consisted primarily of our net loss of $748,929, adjusted primarily by stock based compensation of $69,888, note payable beneficial conversion expense of $32,996, and change in fair value of derivative liabilities of $21,559, in addition to changes in assets and liabilities of accounts payable of $64,730, accrued interest payable of $138,734, related party payable of $105,500, and other payable of $3,837. In 2013, the net cash used in operating activities consisted primarily of our net loss of $758,416, adjusted primarily by gain on debt reversal of $99,805 and change in fair value of derivative liabilities of $186,202, offset primarily by compensatory equity issuances of $77,424, note payable beneficial conversion expense of $94,161, and original issuance discount – interest expense of $63,004.

Investments

Our net cash provided by investing activities for the year ended December 31, 2014 was $0, compared to $511 for the year ended December 31, 2013. For 2013, our investing activities related to fixed asset purchases of $511.

Financing

Our net cash provided by financing activities for the year ended December 31, 2014 was $311,532, compared to $443,422 for the year ended December 31, 2013. For 2014, our financing activities related to notes and loans payable – borrowings of $347,266, and note and loans payable – payments of $35,734. For 2013, our financing activities related to notes and loans payable – borrowings of $525,422, and note and loans payable – payments of $82,000.

Contractual Obligations

As of December 31, 2014, we had the following contractual obligations for 2015 through 2019:

	2015 (1)	2016	2017	2018	2019	Total

Debt obligations	$1,573,919	$43,298	$-	$-	$-	$1,617,217
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$1,573,919	$43,298	$-	$-	$-	$1,617,217

________________

(1)	The interest amount for the contractual obligation for 2015 has been estimated.

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

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2014.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2014, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Charles Bennington	68	President, Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer, Secretary (July 2013) and a Director (December 2006)

Ronald Williams	67	Chief Technology Officer and Director (October 2005)

Devadatt Mishal	64	Director (June 2010)

Daljit Khangura	46	Director (November 2013)

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

Devadatt Mishal has been a director since June 3, 2010. Dr. Mishal has been practicing as an Obstetrician and Gynecologist since March 1982 in Downey, California. Dr. Mishal received his medical degree from Lokmanya Tilak. Mr. Mishal’s experience of over 30 years of experience managing his own business, combined with the fact he was one of TBT’s Directors at the time we acquired TBT and had experience with TBT’s development of the SOBR™ device led us to believe Mr. Mishal is an ideal director for our company.

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

25

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

Committees

All proceedings of the board of directors for the year ended December 31, 2014 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2014, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ronald Williams	0	0	0
Devadatt Mishal	0	0	0
Daljit Khangura	0	0	0

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2014, 2012 and 2011, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)

Charles Bennington	2014	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
President, CFO, COO, Secretary	2013	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
(former CEO)	2012	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Ronald Williams	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CTO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicholas Limer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Former Secretary)(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Scott Painter(2) (Former Chief Executive Officer)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_______________

(1)	Mr. Limer resigned as our Secretary on July 30, 2013.

(2)	We terminated Mr. Painter as our CEO effective December 28, 2012.

(3)	Mr. Bloom resigned as our President in May 2011.

(4)	Includes amounts paid and/or accrued.

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

The following table sets forth director compensation for 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2014 and December 31, 2013. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Daljit Khangura	450,000	-0-	-0-	$0.068	10/2019	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2014.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2014.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2015, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class(1)

Common Stock	Charles Bennington (3)	President, CFO, Secretary and Director	1,004,422		1.7%

Common Stock	Ronald Williams (3)	Chief Technology Officer and Director	0		0%

Common Stock	Devadatt Mishal (3)	Director	384,811		0.7%

Common Stock	Daljit Khangura (3)	Director	946,357	(4)	1.6%

Common Stock	Michael A. Lanphere	5% Shareholder	33,884,431	(5)	47.93%

	All Officers and Directors as a Group (4 persons)		2,335,590	(4)	4.0%

__________________

(1)

Unless otherwise indicated, based on 58,416,660 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 194 Marina Drive, Suite 202, Long Beach, CA 90803.

(3)	Indicates one of our officers or directors.

(4)	Includes options to purchase 450,000 shares of our common stock at $0.068 per shares, which is exercisable at any time by Mr. Khangura. The options expire in October 2019.

(5)	Includes 23,693,730 shares of our common stock issuable to Mr. Lanphere if he exercises of the stock fees under certain loan agreements with us.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that requires us to issue a certain number of shares of its common stock or options to purchase shares of our common stock at the request of Mr. Lanphere. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock option, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. As a result, Mr. Lanphere currently owns, or has a right to have issued to him, a total of 33,884,431 shares of our common stock, which would cause him to own approximately 48% of our then-outstanding common stock.

On April 10, 2012, we issued 12,416,462 shares of our common stock to our certain individuals, some of whom are now our officers and directors (Charles Bennington – 1,004,422 shares; Devadalt Mishal – 309,053 shares;) pursuant to an Agreement to Exchange Securities dated September 19, 2011, in exchange for 52% of the outstanding shares of TransBiotec, Inc., ("TBT"). The shares issued in connection with the acquisition of TBT were restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were all provided with information concerning the Company prior to the acquisition of their shares. The certificates representing the shares bear standard Rule 144 restrictive legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an applicable exemption from registration.

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

Corporate Governance

As of December 31, 2014, our Board of Directors consisted of Charles Bennington, Ronald Williams, and Devadatt Mishal. Daljit Khangura. As of December 31, 2014, Mr. Mishal qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2014 and December 31, 2013 for professional services rendered by Anton & Chia, LLP for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees and Audit Related Fees	$24,180	$16,900
Tax Fees	0	$0
All Other Fees	0	$0
Total	$24,180	$16,900

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

_____________

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

TransBiotec, Inc.

Dated: April 15, 2015	By	/s/ Charles Bennington
	By:	Charles Bennington
	Its:	President (Principal Executive Officer) and Principal Accounting Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015		/s/ Charles Bennington
	By:	Charles Bennington, Director, President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer), Secretary

Dated: April 15, 2015		/s/ Ronald Williams
	By:	Ronald Williams, Director and Chief Technology Officer

Dated: April 15, 2015		/s/ Devadatt Mishal
	By:	Devadatt Mishal, Director

Dated: April 15, 2015	By:	/s/ Daljit Khangura
Daljit Khangura, Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders' Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TransBiotec, Inc.

194 N Marina Dr., Suite 202

Long Beach, CA 90803

We have audited the accompanying consolidated balance sheets of TransBiotec, Inc. (the "Company") as of December 31, 2014 and 2013, and their related consolidated statements of operations, changes in shareholders' deficit and cash flows for the each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7, which includes the raising of additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licenses or others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 15, 2015

TRANSBIOTEC, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2014	Dec. 31, 2013

ASSETS

Current assets
Cash	$623	$-
Total current assets	623	-
Fixed assets - net	454	1,230

Total Assets	$1,077	$1,230

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$484,260	$421,597
Accrued interest payable	407,684	268,950
Notes payable - current - related parties	697,225	573,516
Notes payable - current, net	871,694	612,342
Notes payable - derivitive liability payable	25,456	150,067
Stock subscription payable - current	28,067	26,000
Related party payables	296,265	190,765
Other payables	241,922	238,085
Total current liabilties	3,052,573	2,481,322

Notes payable - related parties	43,298	167,007

Total Liabilities	3,095,871	2,648,329

Stockholders' Deficit
Common stock, $.00001 par value; 100,000,000 shares authorized; 58,416,660 and 34,146,712 shares issued and outstanding as of December 31, 2014 and 2013, respectively	585	342
Additional paid in capital	12,716,630	12,415,639
Accumulated deficit	(15,777,222)	(15,032,660)
Total Transbiotec, Inc. stockholders' deficit	(3,060,007)	(2,616,679)
Noncontrolling interest	(34,787)	(30,420)

Total Stockholders' Deficit	(3,094,794)	(2,647,099)

Total Liabilities and Stockholders' Deficit	$1,077	$1,230

The accompanying notes are an integral part of the consolidated financial statements.

TRANSBIOTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2014	Dec. 31, 2013

Revenues	$-	$-
Operating expenses:
Amortization & depreciation	776	777
General and administrative	505,552	783,848
	506,328	784,625

Loss from operations	(506,328)	(784,625)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	(21,559)	186,202
Gain on debt reversals	-	99,805
Interest expense	(188,046)	(170,428)
Interest expense - beneficial conversion feature	(32,996)	(94,161)
	(242,601)	21,418

Loss before provision for income taxes	(748,929)	(763,207)

Provision for income tax	-	-

Net loss	(748,929)	(763,207)
Less: Net loss attributable to noncontrolling interest	4,367	4,791
Net loss attributable to TranBioTec, Inc.	$(744,562)	$(758,416)

Net loss per share
(Basic and fully diluted)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	39,215,919	32,540,568

The accompanying notes are an integral part of the consolidated financial statements.

TRANSBIOTEC, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

					Stockholders'
	Common Stock		Additional		Deficit -		Total
		Amount	Paid in	Accumulated	TransBiotec	Noncontrolling	Stockholders'
	Shares	$ (.0001 Par)	Capital	Deficit	Inc.	Interest	Deficit

Balances at January 1, 2013	30,315,554	$303	$11,903,279	$(14,274,244)	$(2,370,662)	$(25,629)	$(2,396,291)
Stock issued for cash	-	-	-	-	-	-	-
Stock issued for services	833,333	9	77,424	-	77,433	-	77,433
Stock conversion of note payable	2,997,825	30	48,970	-	49,000	-	49,000
Paid in capital - beneficial conversion feature	-	-	76,951	-	76,951	-	76,951
Paid in capital - Stock option expense	-	-	145,997	-	145,997	-	145,997
Paid in capital - Equity obligation settlement at fair value	-	-	163,018	-	163,018	-	163,018
Share exchange - noncontrolling interest	-	-	-	-	-	(4,791)	(4,791)
Net income (loss) for the year	-	-	-	(758,416)	(758,416)	-	(758,416)
Balances at December 31, 2013	34,146,712	342	12,415,639	(15,032,660)	(2,616,679)	(30,420)	(2,647,099)
Stock issued for services	154,520	2	3,057	-	3,059	-	3,059
Stock conversion of note payable	24,115,428	241	66,878	-	67,119	-	67,119
Paid in capital - beneficial conversion feature	-	-	15,000	-	15,000	-	15,000
Paid in capital - stock option expense	-	-	69,886	-	69,886	-	69,886
Paid in capital - Equity obligation settlement at fair value	-	-	146,170	-	146,170	-	146,170
Share exchange - noncontrolling interest	-	-	-	-	-	(4,367)	(4,367)
Net loss for the year	-	-	-	(744,562)	(744,562)	-	(744,562)
Balances at December 31, 2014	58,416,660	585	$12,716,630	$(15,777,222)	$(3,060,007)	$(34,787)	$(3,094,794)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSBIOTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2014	2013

Operating Activities:
Net loss	$(744,562)	$(758,416)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	776	777
Compensatory equity issuances	-	77,424
Gain on debt reversal	-	(99,805)
Change in fair value of derivative liability	21,559	(186,202)
Note payable benefical conversion expense	32,996	94,161
Original issue discount - interest expense	-	63,004
Stock based compensation	69,888	-
Changes in assets and liabilities:	.
Accounts payable	64,730	369,133
Accrued interest payable	138,734	-
Related party payable	105,500	-
Other payable	(530)	(4,791)
Net cash used for operating activities	(310,909)	(444,715)

Investing Activities:
Fixed asset purchases	-	511
Net cash used for investing activities	-	511

Financing Activities:
Notes & loans payable - borrowings	347,266	525,422
Notes & loans payable - payments	(35,734)	(82,000)
Net cash provided by financing activities	311,532	443,422

Net Change In Cash	623	(782)

Cash At The Beginning Of The Period	-	782

Cash At The End Of The Period	$623	$-

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$70,178	$96,470

Supplemental Disclosure

Cash paid for interest	$9,000	$13,396
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TRANSBIOTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the amounts of the Company and its majority owned subsidiary, Transbiotec-CA. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability, stock compensation and beneficial conversion feature expenses. Actual results could differ from those estimates.

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2014 and 2013.

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 13,755,046 stock options that can be converted to common stock if exercised.

Financial Instruments

SC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The carrying value of cash, accounts payable, accrued expenses, notes payable, and other payable approximates their fair values due to their short-term maturities.

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

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in fair value are recorded in the consolidated statement of income under other income (expenses).

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Sholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock based compensation

The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of the grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

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

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoptions of ASU 2014-15 on its consolidated financial statements.

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at December 31, 2013 and December 31, 2014. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2013 and December 31, 2014, the Company had payables due to officers, for accrued compensation and services of $190,765 and $296,265 respectively.

NOTE 3. PROPERTY & EQUIPMENT

Fixed asset values recorded at cost are as follows:

	December 31,	December 31,
	2014	2013

Office and Lab Equipment	$32,127	$31,616
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,229)	(42,453)
Total	$454	$1,230

Depreciation expense for the years ended December 31, 2013 and 2014 was $777 and $776, respectively.

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 4. NOTES PAYABLE

	December 31, 2014	December 31, 2013
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$726,763	$726,763

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 2/25/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. (Fully converted at December 31, 2014).	$-	$19,250

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue and/or the continued conversion of the company’s stock.	$6,605	$52,500

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share.	$15,000	$15,000

Currently in default.

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due on demand, simple interest 7%, convertible at anytime into common stock at 65% of market closing price on previous day	$-	$25,000

Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,272	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month). Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$17,000	$32,000

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$50,000	$50,000

Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$9,440	$9,440

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$50,060	$50,060

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 07/02/2014, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interestto be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,900	$1,900

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,000	$65,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, stock option. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenu. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$4,235	$5,000

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$25,000	$-

Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,253	$-

Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$-

Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$990	$-

Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,500	$-

Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$-

Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$-

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$-

Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,890	$-

Note payable to non-related party, unsecured, due 4/08/2015, interest up to 7%, convertible up to the due date.	$15,000	$-

Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,331	$-

Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$-

Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,360	$-

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$-

Note payable to non-related party, unsecured, due 5/26/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$895	$-

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,207	$-

Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$600	$-

Note payable to non-related party, unsecured, due 7/09/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,750	$-

Note payable to non-related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$-

Note payable to non-related party, unsecured, due 9/03/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,000	$-

Note payable to non-related party, unsecured, due 10/19/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,486	$-

Note payable to non-related party, unsecured, due 10/22/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$-

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note payable to non-related party, unsecured, due 10/28/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,360	$-

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,810	$-

Note payable to non-related party, unsecured, due 11/19/2015, simple interest 7%, default interest 10%, Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$-

Note payable to non-related party, unsecured, due 12/02/2015, simple interest 7%, default interest 10%.	$214,334	$-

	$1,617,217	$1,375,861

Less note discounts	(5,000)	(22,996)

Less current - related parties	(697,225)	(573,516)

Less current – non-related parties	(871,694)	(612,342)

Long-term – related parties	$43,298	$167,007

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Required principal payments from December 31, 2014 forward are as follows:

2015	$1,573,919
2016	$43,298
2017	$-
2018	$-
2019	$-
$1,617,217

Interest expense under notes payable for the years ended December 31, 2013 and December 31, 2014 was $170,428 and $188,046, respectively.

During the years ended December 31, 2013 and December 31, 2014 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $94,161and $32,996 respectively. During the years ended December 31, 2013 and December 31, 2014 the unamortized note discount from the beneficial conversion feature was $22,996 and $5,000, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2013 and December 31, 2014 were $47,500 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the years ended December 31, 2013 and December 31, 2014 of $11,969 and $21,559, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of December 31, 2013 and December 31, 2014 was $150,067 and $25,456 respectively.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2013 and 2014 the Company had net operating loss carry forwards of approximately $5,765,000 and $6,383,000 respectively, which begin to expire in 2034. The deferred tax asset of at each date of $1,153,000 and $1,277,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2013 and 2014 was $140,000 and $123,000. The Company has not filed tax returns however management believes there are no taxes due as of December 31, 2014 and 2013.

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 6. STOCK OPTIONS AND SUBSCRIPTIONS PAYABLE

The Company accounts for employee and non-employee stock options under ASC 718 and ASC 505, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

The Company’s stock option activity is described below.

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2013 no options were exercised or expired, leaving a December 31, 2013 outstanding balance of 22,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. All outstanding options are for the stock of TransBiotec-CA

During 2012 the Company granted 29,678 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012.

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

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

During 2014 the Company granted 8,403,633 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.55% - 1.77%, dividend yield of 0%, expected life of five years, a volatility range of 147% - 178%. No options were exercised or expired, leaving a December 31, 2014 outstanding balance of 13,755,046 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $69,886 during the year ended December 31, 2014.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	22,500	$.15

Granted	-	-
Exercised	20,000	.35
Forfeited	-	-
Outstanding at December 31, 2014	2,500	$.10

Following is a summary of the status of options for California outstanding at December 31, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercised at Dec. 31, 2014

$0.10	1,500	5 years	0.10	-
$0.10	1,000	5 years	0.10	-

Total	2,500		$0.10	-

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	5,351,413	$.0900

Granted	8,403,633	.0200
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2014	13,755,046	$.0295

Following is a summary of the status of options for Delaware outstanding at December 31, 2014:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at Dec. 31, 2014

$0.0900	29,678	3 years	0.0900	-
$0.1700	83,333	4 years	0.1700	-
$0.1700	27,778	4 years	0.1700	-
$0.1700	362,624	4 years	0.1700	-
$0.1300	80,914	4 years	0.1300	-
$0.1300	429,086	4 years	0.1300	-
$0.0600	38,000	4 years	0.0600	-
$0.0400	250,000	4 years	0.0400	-
$0.0400	1,625,000	4 years	0.0400	-
$0.0500	400,000	4 years	0.0500	-
$0.0400	75,000	4 years	0.0400	-
$0.0400	300,000	4 years	0.0400	-
$0.0200	300,000	4 years	0.0200	-
$0.0200	1,200,000	4 years	0.0200	-
$0.0400	150,000	4 years	0.0400	-
$0.0125	1,200,000	5 years	0.0125
$0.0150	50,137	5 years	0.0150	-
$0.0150	140,000	5 years	0.0150	-
$0.0190	31,256	5 years	0.0190	-
$0.0161	167,702	5 years	0.0161	-

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

$0.0147	204,082	5 years	0.0147	-
$0.0200	75,000	5 years	0.0200	-
$0.0198	75,758	5 years	0.0198	-
$0.0213	165,915	5 years	0.0213	-
$0.0195	133,262	5 years	0.0195	-
$0.0188	79,787	5 years	0.0188	-
$0.0140	229,714	5 years	0.0140	-
$0.0190	50,000	5 years	0.0190	-
$0.0127	42,283	5 years	0.0127	-
$0.0090	213,833	5 years	0.0090	-
$0.0074	48,649	5 years	0.0074
$0.0060	375,000	5 years	0.0060
$0.0098	612,245	5 years	0.0098
$0.0098	61,224	5 years	0.0098
$0.2500	25,000	5 years	0.2500	-
$0.0680	450,000	5 years	0.0680	-
$0.0072	123,828	5 years	0.0072	-
$0.0056	375,000	5 years	0.0056	-
$0.0070	250,000	5 years	0.0070	-
$0.0070	373,714	5 years	0.0070	-
$0.0041	850,244	5 years	0.0041
$0.0045	2,000,000	5 years	0.0045
Total	13,755,046		$0.0295	-

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions payable

At December 31, 2014, the Company had stock subscriptions payable of $28,067 for 26,000 common shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of December 31, 2014, the accumulated deficit is $15,777,222. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSBIOTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On October 21, 2014, the Company converted a note payable of $6,520 into 2,037,500 shares of its common stock, with a purchase price $0.0032 per share.

On October 22, 2014, the Company converted a note payable of $6,270 into 1,959,375 shares of its common stock, with a purchase price $0.0032 per share.

On October 29, 2014, the Company converted a note payable of $5,780 into 2,140,741 shares of its common stock, with a purchase price $0.0027 per share.

On November 20, 2014, the Company converted a note payable of $4,690 into 2,345,000 shares of its common stock, with a purchase price $0.0020 per share.

On November 24, 2014, the Company converted a note payable of $3,985 into 2,344,118 shares of its common stock, with a purchase price $0.0017 per share.

On December 16, 2014, the Company converted a note payable of $3,280 into 2,342,857 shares of its common stock, with a purchase price $0.0014 per share.

On December 30, 2014, the Company converted a note payable of $1,875 into 2,343,750 shares of its common stock, with a purchase price $0.0008 per share.

