Form 10-Q
period 2015-03-31
TransBiotec, Inc.
filed 2015-05-20
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

_____________________________________
(Former address, if changed since last report)

______________________________________
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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2015, there were 58,416,660 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2015 and 2014 follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TRANSBIOTEC, INC.
CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2015	Dec. 31, 2014
	(Unaudited)
ASSETS

Current assets
Cash	$25,016	$623
Total current assets	25,016	623
Property and equipment - net	270	454

Total Assets	$25,286	$1,077

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$517,699	$484,260
Accrued interest payable	445,736	407,684
Notes payable - current - related parties	697,225	697,225
Notes payable - current, net	895,814	871,694
Notes payable - derivitive liability payable	-	25,456
Stock subscriptions received	28,067	28,067
Related party payables	325,765	296,265
Other payables	241,922	241,922
Total current liabilties	3,152,228	3,052,573

Notes payable - related parties	43,298	43,298

Total Liabilities	3,195,526	3,095,871
Stockholders' Deficit
Common stock, $.00001 par value;100,000,000 shares authorized; 58,416,660 and 58,416,660 shares issued and outstanding as of March 31. 2015 and December 31 2014, respectively	585	585

Additional paid in capital	12,760,347	12,716,630
Accumulated deficit	(15,895,451)	(15,777,222)
Total Transbiotec, Inc. stockholders' deficit	(3,134,519)	(3,060,007)
Noncontrolling interest	(35,721)	(34,787)

Total Stockholders' Deficit	(3,170,240)	(3,094,794)

Total Liabilities and Stockholders' Deficit	$25,286	$1,077

The accompanying notes are an integral part of the consolidated financial statements.

TRANSBIOTEC, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For 3 Months Ended
	Mar. 31, 2015	Mar. 31, 2014

Revenues	$-	$-
Operating expenses:
Amortization & depreciation	184	194
General and administrative	85,271	138,626
	85,455	138,820

Loss from operations	(85,455)	(138,820)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	25,456	(10,051)
Interest expense	(55,414)	(41,854)
Interest expense - beneficial conversion feature	(3,750)	(10,664)
	(33,708)	(62,569)

Loss before provision for income taxes	(119,163)	(201,389)

Provision for income tax	-	-

Net loss	(119,163)	(201,389)
Less: Net loss attributable to noncontrolling interest	934	1,194
Net loss attributable to TranBioTec, Inc.	$(118,229)	$(200,195)

Net loss per share
(Basic and fully diluted)	$(0.003)	$(0.006)

Weighted average number of
common shares outstanding	39,215,919	35,007,823

The accompanying notes are an integral part of the consolidated financial statements.

TRANSBIOTEC, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended March 31,
	2015	2014

Operating Activities:
Net loss	$(118,229)	$(200,195)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	184	194
Change in fair value of derivative liability	(25,456)	10,051
Note payable benefical conversion expense	(21,250)	10,664
Stock Based Compensation	43,717	-
Changes in assets and liabilities:	.
Accounts payable	33,439	162,737
Accrued interest payable	38,052	-
Related party payable	29,500	-
Other payable	(934)	(1,194)
Net cash used for operating activities	(20,977)	(17,743)

Financing Activities:
Notes & loans payable - borrowings	52,475	42,743
Notes & loans payable - payments	(7,105)	(25,000)
Net cash provided by financing activities	45,370	17,743

Net Change In Cash	24,393	-

Cash At The Beginning Of The Period	623	-

Cash At The End Of The Period	$25,016	$-

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$-	$4,650

Supplemental Disclosure

Cash paid for interest	$6,075	$3,750
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2015 and December 31, 2014.

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 25,741,078 stock options that can be converted to common stock if exercised.

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

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of cash, accounts payable, accrued expenses, notes payable, related party payables, and other payable approximates their fair values due to their short-term maturities.

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

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at March 31, 2015. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, the Company had payables due to officers, for accrued compensation and services of $325,765 and $296,265 respectively.

NOTE 3. PROPERTY & EQUIPMENT

Fixed asset values recorded at cost are as follows:

	March 31,	December 31,
	2015	2014

Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,413	(43,229
Net	$270	$454

Depreciation expense for the three months ended March 31, 2015 and 2014 was $184 and $194, respectively.

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

	December 31, 2014	(Unaudited) March 31, 2015

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default.	$726,763	$726,763

Note payable to non-related party,unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party,unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%.Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party,unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share,interest rate 30%.Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share,interest rate 30%. Currently in default.Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default.Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder’s option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue and/or the continued conversion of the company’s stock.	$6,605	$-

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%.Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,342	$5,342

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon thereceipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,272	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month).Currently in default.	$17,000	$17,000

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, Currently in default.Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$9,440	$9,440

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$50,060	$50,060

Note payable to non-related party, unsecured, due 07/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,900	$1,900

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,000	$65,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$4,235	$3,735

Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$25,000	$25,000

Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,253	$1,253

Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$3,500

Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$990	$990

Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,500	$4,500

Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,890	$5,890

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,331	$4,331

Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,360	$5,360

Note payable to non-related party,unsecured, due 5/26/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$895	$895

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10%, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,207	$3,207

Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$600	$600

Note payable to non-related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 7/09/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,750	$3,750

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 9/03/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,000	$1,000

Note payable to non-related party, unsecured, due 10/19/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,486	$1,486

Note payable to non-related party, unsecured, due 10/22/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$3,500

Note payable to non-related party, unsecured, due 10/28/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,360	$4,360

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,810	$5,810

Note payable to non-related party, unsecured, due 11/19/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$214,334	$214,334

Note payable to non-related party, unsecured, due 1/01/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$600

Note payable to non-related party, unsecured, due 1/06/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$12,709

Note payable to non-related party, unsecured, due 2/04/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$7,080

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 2/14/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$550

Note payable to non-related party, unsecured, due 2/09/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,536

Note payable to non-related party, unsecured, due 3/25/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$-	$25,000

	$1,617,217	$1,662,587

Less note discounts	(5,000)	(26,250)

Less current - related parties	(697,225)	(697,225)

Less current – non-related parties	(871,694)	(895,814)

Long-term – related parties	$43,298	$43,298

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Required principal payments from March 31, 2015 forward are as follows:

2015	$1,619,289
2016	$43,298
2017	$-
2018	$-
2019	$-
$1,662,587

Interest expense under notes payable for the three months ended March 31, 2015 and March 31, 2014 was $43,141 and $41,854, respectively.

During the three months ended March 31, 2015 and March 31, 2014 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $3,750 and $10,664 respectively. During the three months ended March 31, 2015 and March 31, 2014 the unamortized note discount from the beneficial conversion feature was $26,250 and $12,332, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2013 and December 31, 2014 were $47,500 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the three months ended March 31, 2015 and March 31, 2014 of $(25,456) and $10,051, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of March 31, 2015 and December 31, 2014 was $0 and $25,456 respectively.

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2013 no options were exercised or expired, leaving a December 31, 2013 outstanding balance of 22,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the three months ended March 31, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at March 31, 2015.

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

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2015, the Company granted 11,986,032 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.52%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a March 31, 2015 outstanding balance of 25,741,078 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $18,717 during the three months ended March 31, 2015.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,500	$.10

Granted	-	-
Exercised	-	-
Forfeited	2,500	.10
Outstanding at March 31, 2015	-	$-

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	13,755,046	$.0295

Granted	11,986,032	.0014
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2015	25,741,078	$.0164

Following is a summary of the status of options for Delaware outstanding at March 31, 2015:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at Mar. 31, 2015

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-
$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	5 years	0.2500	-
$0.0680	450,000	5 years	0.0680	-
$0.0072	123,828	5 years	0.0072	-
$0.0056	375,000	5 years	0.0056	-
$0.0070	250,000	5 years	0.0070	-
$0.0070	373,714	5 years	0.0070	-
$0.0041	850,244	5 years	0.0041	-
$0.0045	2,000,000	5 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
Total	25,741,078		0.0164

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At March 31, 2015 and December 31, 2014, the Company had stock subscriptions received of $28,067 for 80,696 common shares to be issued.

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of March 31, 2015, the accumulated deficit is $15,895,451. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSBIOTEC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following discussion analyzes our financial condition and the results of our operations for the three and three months ended March 31, 2015.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations for Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary of Results of Operations

	Three Months Ended March 31,
	2015	2014
Revenue	$-	$-

Operating expenses:

General and administrative	85,455	138,820
Amortization and depreciation	184	194
Total operating expenses	85,455	138,820

Operating loss	(85,455)	(138,820)

Interest expense	(55,414)	(41,854)
Interest expense – beneficial conversion feature	(3,750)	(10,664)
Gain (Loss) on fair value adjustment – derivatives	25,456	(10,051)

Net loss	$(119,163)	$(201,389)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $82,226, from ($201,389) to ($119,163), from the three months ended March 31, 2014 compared to March 31, 2015. Our operating loss decreased by $53,365, from ($138,820) to ($85,455) for the same periods. The change in our net income/(loss) for the three months ended March 31, 2015, compared to the prior year period, is primarily a result of a decrease in our general and administrative expenses, a gain on fair value adjustment – derivatives as a result of the impact of a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods, and a decrease in interest expense due to a beneficial conversion feature in certain of our convertible instruments, offset by an increase in interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during 2015, but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $53,355, from $138,626 for the three months ended March 31, 2014 to $85,271 for the three months ended March 31, 2015, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $41,854 for the three months ended March 31, 2014 to $55,414 for the three months ended March 31, 2015. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended March 31, 2015 our interest expense includes a beneficial conversion feature of $3,750, compared to $10,664 for the three months ended March 31, 2014, both related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the three months ended March 31, 2015, we had a gain on fair value adjustment – derivatives of $25,456 primarily due to a gain on the conversion of debt due to excess charges in the fair market value of the derivative liability charged in prior periods. Our loss on fair value adjustment – derivatives for the three months ended March 31, 2014 was ($10,051), primarily due to decreases in our stock price during that period.

Liquidity and Capital Resources for Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Introduction

During the three months ended March 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2015 was $25,016 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2015 and as of December 31, 2014, respectively, are as follows:

	March 31, 2015	December 31, 2014	Change

Cash	$25,016	$623	$24,393
Total Current Assets	25,016	623	24,393
Total Assets	25,286	1,077	24,209
Total Current Liabilities	3,152,228	3,052,573	99,655
Total Liabilities	$3,195,526	$3,095,871	$99,655

Our current assets were higher as of March 31, 2015 as compared to December 31, 2014, due to us having some cash on hand at March 31, 2015 due to funds that were loaned to us. The increase in our total assets between the two periods was attributed to the increase in our cash on hand as of March 31, 2015 compared to year prior.

Our current liabilities increased by $99,655, as of March 31, 2015 as compared to December 31, 2014. This increase was primarily due to an increase in our accounts payable of $33,439, an increase in our accrued interest payable of $38,252, an increase in our notes payable current, net of $24,120 as a result of borrowing additional money from non-related parties, and an increase in our related party payables of 29,500, partially offset by a decrease in our notes payable – derivative liability payable of $25,456.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of ($20,977) for the three months ended March 31, 2015, as compared to ($17,743) for the three months ended March 31, 2014. For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($118,229), a change in fair value of derivative liability of ($25,456), and note payable beneficial conversion expense of ($21,250) offset by stock based compensation of $43,717, accounts payable of $33,439, accrued interest payable of $38,052, and other payable of $29,500. For the period in 2014, the net cash used in operating activities consisted primarily of our net loss of ($200,195) and other payable of ($1,194), offset by change in fair value of derivative liability of $10,051, note payable beneficial conversion expense of $10,664, and accounts payable of $162,737.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2015, compared to net cash provided (used) by investing activities of ($511) for the three months ended March 31, 2014, which related fixed asset purchases of $511.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2015 was $45,370, compared to $17,743 for the three months ended March 31, 2014. For the period in 2015, our financing activities related to notes and loans payable – borrowings of $52,475, offset by notes and loans payables – payments of ($7,105). For the period in 2014, our financing activities related to notes and loans payable – borrowings of $42,743, offset by notes and loans payables – payments of ($25,000).

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued the following unregistered securities:

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also earned what was termed in the Agreements as a “Stock Fee” that requires us to issue a certain number of shares of its common stock or options to purchase shares of our common stock at the request of Mr. Lanphere. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. During the three months ended March 31, 2015, Mr. Lanphere loaned us a total of $22,475.57 and earned a vested Stock Fee of 10,231,123 shares of common stock, which shares have not been issued, but would be if requested by Mr. Lanphere. The issuance of the promissory note with the Stock Fee was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

__________________

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

TransBiotec, Inc.

Dated: May 20, 2015	By:	/s/ Charles Bennington
Charles Bennington
President

