Form 10-Q
period 2015-06-30
TransBiotec, Inc.
filed 2015-08-18
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(562) 280-0483

(Registrant's telephone number, including area code)

____________________________________

(Former address, if changed since last report)

____________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 18, 2015, there were 59,251,068 shares of common stock, $0.00001 par value, issued and outstanding.

TRANSBIOTEC, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2015 and 2014 follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Jun. 30, 2015	Dec. 31, 2014

ASSETS

Current assets
Cash	$80	$623
Total current assets	80	623
Fixed assets - net	85	454

Total Assets	$165	$1,077

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$571,517	$484,260
Accrued interest payable	484,047	407,684
Notes payable - current - related parties	697,225	697,225
Notes payable - current, net	908,219	871,694
Notes payable - derivitive liability payable	-	25,456
Stock subscription payable	28,067	28,067
Related party payables	355,765	296,265
Other payables	241,915	241,922
Total current liabilties	3,286,755	3,052,573

Notes payable - related parties	43,298	43,298

Total Liabilities	3,330,053	3,095,871
Stockholders' Deficit
Common stock, $.00001 par value; 100,000,000 shares authorized; 59,251,068 and 58,416,660 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	592	585
Additional paid in capital	12,768,956	12,716,630
Accumulated deficit	(16,062,782)	(15,777,222)
Total Transbiotec, Inc. stockholders' deficit	(3,293,234)	(3,060,007)
Noncontrolling interest	(36,654)	(34,787)

Total Stockholders' Deficit	(3,329,888)	(3,094,794)

Total Liabilities and Stockholders' Deficit	$165	$1,077

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
	-	-	-	-

Operating expenses:
Amortization & depreciation	185	194	369	388
General and administrative	103,960	156,285	189,231	294,911
	104,145	156,479	189,600	295,299

Loss from operations	(104,145)	(156,479)	(189,600)	(295,299)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	-	1,791	25,456	(8,260)
Gain on debt reversal	485	-	485	-
Interest expense	(57,104)	(45,811)	(112,518)	(87,665)
Interest expense - beneficial conversion feature	(7,500)	(9,001)	(11,250)	(19,665)
	(64,119)	(53,021)	(97,827)	(115,590)

Loss before provision for income taxes	(168,264)	(209,500)	(287,427)	(410,889)

Provision for income tax	-	-	-	-

Net Loss	(168,264)	(209,500)	(287,427)	(410,889)
Less: Net loss attributable to noncontrolling interest	933	1,173	1,867	2,367
Net loss attributable to TranBioTec, Inc.	$(167,331)	$(208,327)	$(285,560)	$(408,522)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	58,655,062	36,539,241	58,536,520	35,773,532

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended June 30,
	2015	2014

Operating Activities:
Net loss	$(285,560)	$(408,522)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	369	388
Change in fair value of derivative liability	(25,456)	8,260
Note payable benefical conversion expense	(13,750)	19,665
Stock Based Compensation	52,333	475
Changes in assets and liabilities:
Accounts payable	87,257	331,708
Accrued interest payable	76,363	-
Related party payable	59,500	-
Other payable	(1,874)	-
Net cash used for operating activities	(50,818)	(48,026)

Investing Activities:
Net cash used for investing activities	-	-

Financing Activities:
Proceeds from notes payable	50,275	48,026
Net cash provided by financing activities	50,275	48,026

Net Change In Cash	(543)	-

Cash At The Beginning Of The Period	623	-

Cash At The End Of The Period	$80	$-

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$-	$20,750

Supplemental Disclosure

Cash paid for interest	$14,075	$3,750
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. ("TransBiotec – DE"), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. ("TransBiotec – CA") was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the amounts of the Company and its majority-owned subsidiary, TransBiotec-CA. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2015 and December 31, 2014.

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 29,906,791 stock options that can be converted to common stock if exercised.

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

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of cash, accounts payable, accrued expenses, notes payable, related party payables, and other payable approximates their fair values due to their short-term maturities.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans).

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations.

c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations.

c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoptions of ASU 2014-15 on its consolidated financial statements.

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at June 30, 2015. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2015 and December 31, 2014, the Company had payables due to officers, for accrued compensation and services of $355,765 and $296,265 respectively.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment values recorded at cost are as follows:

	June 30, 2015	December 31, 2014

Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683

Less accumulated depreciation	(43,598)	(43,229)
Net	$85	$454

Depreciation expense for the six months ended June 30, 2015 and 2014 was $369 and $388, respectively.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTES PAYABLE

	December 31, 2014	(Unaudited) June 30, 2015
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default.	$726,763	$726,763

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder's option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue and/or the continued conversion of the company's stock.	$6,605	$-

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder's option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,272	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month).	$17,000	$-

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$9,440	$9,440

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$50,060	$50,060

Note payable to non-related party, unsecured, due 07/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,900	$1,900

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,000	$65,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%,	$4,235	$-

Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$25,000	$25,000

Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,253	$1,253

Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$3,500

Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$990	$990

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,500	$4,500

Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,890	$5,890

Note payable to non-related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,331	$4,331

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,360	$5,360

Note payable to non-related party, unsecured, due 5/26/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$895	$895

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10%, currently in default. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,207	$3,207

Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$600	$600

Note payable to non-related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 7/09/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,750	$3,750

Note payable to non-related party, unsecured, due 9/03/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,000	$1,000

Note payable to non-related party, unsecured, due 10/19/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,486	$1,486

Note payable to non-related party, unsecured, due 10/22/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$3,500

Note payable to non-related party, unsecured, due 10/28/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,360	$4,360

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,810	$5,810

Note payable to non-related party, unsecured, due 11/19/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$214,334	$214,334

Note payable to non-related party, unsecured, due 1/01/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$600

Note payable to non-related party, unsecured, due 1/06/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$12,709

Note payable to non-related party, unsecured, due 2/04/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$7,080

Note payable to non-related party, unsecured, due 1/14/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$550

Note payable to non-related party, unsecured, due 2/09/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,536

Note payable to non-related party, unsecured, due 3/25/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$-	$25,000

Note payable to non-related party, unsecured, due 4/11/2016, simple interest 10%.	$-	$13,000

Note payable to non-related party, unsecured, due 5/12/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$7,390

Note payable to non-related party, unsecured, due 5/18/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,000

Note payable to non-related party, unsecured, due 6/03/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,000

Note payable to non-related party, unsecured, due 6/14/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$3,250

	$1,617,217	$1,667,492

Less note discounts	(5,000)	(18,750)

Less current - related parties	(697,225)	(697,225)

Less current – non-related parties	(871,694)	(908,219)

Long-term – related parties	$43,298	$43.298

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Required principal payments from June 30, 2015 forward are as follows:

2015	$1,624,194
2016	$43,298
2017	$-
2018	$-
2019	$-
$1,667,492

Interest expense under notes payable for the six months ended June 30, 2015 and June 30, 2014 was $88,466 and $67,433, respectively.

During the six months ended June 30, 2015 and June 30, 2014 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $11,250 and $19,665, respectively. At June 30, 2015 and December 31, 2014 the unamortized note discount from the beneficial conversion feature was $18,750 and $5,000, respectively.

In 2012 the Company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2014 and June 30, 2015 were $103,395 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the six months ended June 30, 2015 and June 30, 2014 of $(25,456) and $8,260, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of June 30, 2015 and December 31, 2014 was $0 and $25,456 respectively.

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended

December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the six months ended June 30, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at June 30, 2015.

During the six months ended June 30, 2015, the Company granted 16,151,745 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a June 30, 2015 outstanding balance of 29,906,791 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $25,831 during the six months ended June 30, 2015.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,500	$.10

Granted	-	-
Exercised	-	-
Forfeited	2,500	.10
Outstanding at June 30, 2015	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	13,755,046	$.0295

Granted	16,151,745	.0015
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	29,906,791	$.0144

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of options for Delaware outstanding at June 30, 2015:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price		Exercised at June 30, 2015

$0.0900	29,678	2 years	0.09	00	-
$0.1700	83,333	3 years	0.17	00	-
$0.1700	27,778	3 years	0.17	00	-
$0.1700	362,624	3 years	0.17	00	-
$0.1300	80,914	3 years	0.13	00	-
$0.1300	429,086	3 years	0.13	00	-
$0.0600	38,000	3 years	0.06	00	-
$0.0400	250,000	3 years	0.04	00	-
$0.0400	1,625,000	3 years	0.04	00	-
$0.0500	400,000	3 years	0.05	00	-
$0.0400	75,000	3 years	0.04	00	-
$0.0400	300,000	3 years	0.04	00	-
$0.0200	300,000	3 years	0.02	00	-
$0.0200	1,200,000	3 years	0.02	00	-
$0.0400	150,000	3 years	0.04	00	-
$0.0125	1,200,000	4 years	0.01	25
$0.0150	50,137	4 years	0.01	50	-
$0.0150	140,000	4 years	0.01	50	-
$0.0190	31,256	4 years	0.01	90	-
$0.0161	167,702	4 years	0.01	61	-
$0.0147	204,082	4 years	0.01	47	-
$0.0200	75,000	4 years	0.02	00	-
$0.0198	75,758	4 years	0.01	98	-
$0.0213	165,915	4 years	0.02	13	-
$0.0195	133,262	4 years	0.01	95	-
$0.0188	79,787	4 years	0.01	88	-
$0.0140	229,714	4 years	0.01	40	-
$0.0190	50,000	4 years	0.01	90	-
$0.0127	42,283	4 years	0.01	27	-
$0.0090	213,833	4 years	0.00	90	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$0.0074	48,649	4 years	0.00	74	-
$0.0060	375,000	4 years	0.00	60	-
$0.0098	612,245	4 years	0.00	98	-
$0.0098	61,224	4 years	0.00	98	-
$0.2500	25,000	4 years	0.25	00	-
$0.0680	450,000	4 years	0.06	80	-
$0.0072	123,828	4 years	0.00	72	-
$0.0056	375,000	4 years	0.00	56	-
$0.0070	250,000	4 years	0.00	70	-
$0.0070	373,714	4 years	0.00	70	-
$0.0041	850,244	4 years	0.00	41	-
$0.0045	2,000,000	4 years	0.00	45	-
$0.0024	150,000	5 years	0.00	24	-
$0.0010	7,625,544	5 years	0.00	10	-
$0.0024	1,770,000	5 years	0.00	24	-
$0.0023	400,782	5 years	0.00	23	-
$0.0012	275,000	5 years	0.00	12	-
$0.0017	1,764,706	5 years	0.00	17	-
$0.0018	2,463,333	5 years	0.00	18	-
$0.0021	285,714	5 years	0.00	21	-
$0.0018	333,333	5 years	0.00	18
$0.0018	1,083,333	5 years	0.00	18	-
Total	29,906,791		0.01	44

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At June 30, 2015 and December 31, 2014, the Company had stock subscriptions received of $28,067 for 80,696 common shares to be issued.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of June 30, 2015, the accumulated deficit is $16,062,782. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On February 6, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant's services, the Company issued 150,000 shares of its common stock on said date valued at $22,500 with a purchase price of $0.15 per share.

On February 26, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant's services, the Company issued 450,000 shares of its common stock on said date valued at $30,600 with a purchase price of $0.068 per share.

On February 27, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant's services, the Company issued 50,000 shares of its common stock on said date valued at $16,000 with a purchase price of $0.32 per share.

On February 27, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant's services, the Company issued 33,333 shares of its common stock on said date valued at $2,333 with a purchase price of $0.07 per share.

On May 9, 2013, the Company converted a note payable of $12,000 into 759,494 shares of its common stock, with a purchase price $0.0158 per share.

On July 8, 2013, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant's services, the Company issued 150,000 shares of its common stock on said date valued at $6,000 with a purchase price of $0.04 per share.

On July 12, 2013, the Company converted a note payable of $10,000 into 775,194 shares of its common stock, with a purchase price $0.0129 per share.

On August 12, 2013, the Company converted a note payable of $15,000 into 1,171,875 shares of its common stock, with a purchase price $0.0128 per share.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 11, 2015, as an inducement for a loan, the Company issued 834,408 shares of its common stock on said date valued at $1,502 with a purchase price of $0.0018 per share.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management's Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

We have developed an alcohol detection device called "SOBR". The device is a patented system for use in detecting alcohol in a person's system by measuring the ethanol content in their perspiration. Once SOBR is developed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees' or contractors' alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem.

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

We believe the primarily market for the portable SOBR device is its use by companies and institutions that have an interest in monitoring their employees' or contractors' alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave.

We are currently performing beta testing of SOBR.

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned its business plan in January 2009.On September 19, 2011 we acquired approximately 52% of the outstanding shares of TBT from TBT's directors, in exchange for 12,416,462 shares of our common stock.

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

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2015.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations for Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary of Results of Operations

	Three Months Ended June 30,
	2015	2014
Revenue	$-	$-

Operating expenses:

General and administrative	103,960	156,285
Amortization and depreciation	185	194
Total operating expenses	104,145	156,479

Operating loss	(104,145)	(156,479)

Gain on debt reversal	485	-
Interest expense	(57,104)	(45,811)
Interest expense – beneficial conversion feature	(7,500)	(9,001)
Gain (Loss) on fair value adjustment – derivatives	-	1,791

Net income (loss)	$(168,264)	$(209,500)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $41,236, from ($209,500) to ($168,264), from the three months ended June 30, 2014 compared to June 30, 2015. Our operating loss decreased by $52,334, from ($156,479) to ($104,145) for the same periods. The change in our net income/(loss) for the three months ended June 30, 2015, compared to the prior year period, is primarily a result of a decrease in our general and administrative expenses and a decrease in interest expense due to a beneficial conversion feature in certain of our convertible instruments, offset by an increase in interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during 2015,but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $52,325, from $156,285 for the three months ended June 30, 2014 to $103,960 for the three months ended June 30, 2015, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $45,811 for the three months ended June 30, 2014 to $57,104 for the three months ended June 30, 2015. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended June 30, 2015 our interest expense includes a beneficial conversion feature of $7,500, compared to $9,001 for the three months ended June 30, 2014, both related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the three months ended June 30, 2015, we had no gain (loss) on fair value adjustment – derivatives since we did not have any derivative instruments, compared to a gain on fair value adjustment – derivatives of $1,791 primarily due to decreases in our stock price during that period.

Results of Operations for Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summary of Results of Operations

	Six Months Ended June 30,
	2015	2014
Revenue	$-	$-

Operating expenses:

General and administrative	189,231	294,911
Amortization and depreciation	369	388
Total operating expenses	189,600	295,299

Operating loss	(189,600)	(295,299)

Gain on debt reversal	485	-
Interest expense	(112,518)	(87,665)
Interest expense – beneficial conversion feature	(11,250)	(19,665)
Gain (Loss) on fair value adjustment – derivatives	25,456	(8,260)

Net income (loss)	$(287,427)	$(410,889)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $123,462, from ($410,889) to ($287,427), from the six months ended June 30, 2014 compared to June 30, 2015. Our operating loss decreased by $105,699, from ($295,299) to ($189,600) for the same periods. The change in our net income/(loss) for the six months ended June 30, 2015, compared to the prior year period, is primarily a result of a decrease in our general and administrative expenses and a decrease in interest expense due to a beneficial conversion feature in certain of our convertible instruments, offset by an increase in interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during 2015,but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $105,680, from $294,911 for the six months ended June 30, 2014 to $189,231 for the six months ended June 30, 2015, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $87,665 for the six months ended June 30, 2014 to $112,518 for the six months ended June 30, 2015. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the six months ended June 30, 2015 our interest expense includes a beneficial conversion feature of $11,250, compared to $19,665 for the six months ended June 30, 2014, both related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the six months ended June 30, 2015, our gain (loss) on fair value adjustment – derivatives was $25,456, compared to a gain on fair value adjustment – derivatives of ($8,260) primarily due to a decrease in our stock price during that period.

Liquidity and Capital Resources for Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Introduction

During the six months ended June 30, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2015 was $80 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2015 and as of December 31, 2014, respectively, are as follows:

	June 30, 2015	December 31, 2014	Change

Cash	$80	$623	$543
Total Current Assets	80	623	543
Total Assets	165	1,077	912
Total Current Liabilities	3,286,755	3,052,573	234,182
Total Liabilities	$3,330,053	$3,095,871	$234,182

Our current assets were similar as of June 30, 2015 as compared to December 31, 2014. The decrease in our total assets between the two periods was attributed to the continued accumulated depreciation in fixed assets and a decrease in cash on hand.

Our current liabilities increased by $234,182, as of June 30, 2015 as compared to December 31, 2014. This increase was primarily due to an increase in our accounts payable of $87,257, an increase in our accrued interest payable of $76,363, an increase in our notes payable current, net of $36,525 as a result of borrowing additional money from non-related parties, and an increase in our related party payables of $59,500, partially offset by a decrease in our notes payable – derivative liability payable of $25,456.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of ($50,818) for the six months ended June 30, 2015, as compared to ($48,026) for the six months ended June 30, 2014. For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($285,560), a change in fair value of derivative liability of ($25,456), and note payable beneficial conversion expense of ($13,750), offset by stock based compensation of $52,333, accounts payable of $87,257, accrued interest payable of $76,363, and related party payable of $59,500. For the period in 2014, the net cash used in operating activities consisted primarily of our net income (loss) of ($408,522), offset by change in fair value of derivative liability of $8,260, note payable beneficial conversion expense of $19,665, and accounts payable of $331,708.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2015 or June 30, 2014.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2015 was $50,275, compared to $48,026 for the six months ended June 30, 2014. For both periods our financing activities was entirely from proceeds from notes payables.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(c)	Officer's Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are "Certifications" of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $9,720.00. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff's perfected the judgment against us, but we have not heard from the Plaintiffs for a long period time.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we issued the following unregistered securities:

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the "Agreements"). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also earned what was termed in the Agreements as a "Stock Fee" that requires us to issue a certain number of shares of its common stock or options to purchase shares of our common stock at the request of Mr. Lanphere. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company's stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. During the three months ended March 31, 2015, Mr. Lanphere loaned us a total of $12,640 and earned a vested Stock Fee of 4,165,713 shares of common stock, which shares have not been issued, but would be if requested by Mr. Lanphere. The issuance of the promissory note with the Stock Fee was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

TransBiotec, Inc.

Dated: August 18, 2015	By:	/s/ Charles Bennington
Charles Bennington
President

