Form 10-Q
period 2015-09-30
TransBiotec, Inc.
filed 2015-11-20
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(562) 280-0483

Registrant's telephone number, including area code

_______________________________________
(Former address, if changed since last report)

_______________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 13, 2015, there were 60,251,068 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2015 and 2014 follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2015	Dec. 31, 2014

ASSETS

Current assets
Cash	$16,913	$623
Total current assets	16,913	623
Fixed assets - net	41	454

Total Assets	$16,954	$1,077

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$623,839	$484,260
Accrued interest payable	535,387	407,684
Notes payable - current - related parties	697,225	697,225
Notes payable - current, net	879,669	871,694
Notes payable - derivitive liability payable	-	25,456
Stock subscription payable	28,067	28,067
Related party payables	385,765	296,265
Other payables	241,915	241,922
Total current liabilties	3,391,867	3,052,573
Long-Term Liabilities
Notes payable - related parties, net of current portion	43,298	43,298

Total Liabilities	3,435,165	3,095,871
Stockholders' Deficit
Common stock, $.00001 par value; 100,000,000 shares authorized; 60,251,068 and 58,416,660 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	602	585
Additional paid in capital	12,773,244	12,716,630
Accumulated deficit	(16,153,777)	(15,777,222)
Total Transbiotec, Inc. stockholders' deficit	(3,379,931)	(3,060,007)
Noncontrolling interest	(38,280)	(34,787)

Total Stockholders' Deficit	(3,418,211)	(3,094,794)

Total Liabilities and Stockholders' Deficit	$16,954	$1,077

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
	-	-	-	-

Operating expenses:
Amortization & depreciation	44	194	413	582
General and administrative	127,363	95,070	316,594	389,981
	127,407	95,264	317,007	390,563

Loss from operations	(127,407)	(95,264)	(317,007)	(390,563)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	-	19,135	25,456	10,875
Gain on debt reversal	108,000	-	108,485	-
Interest expense	(66,964)	(48,037)	(179,482)	(135,702)
Interest expense - beneficial conversion feature	(6,250)	(7,751)	(17,500)	(27,416)
	34,786	(36,653)	(63,041)	(152,243)

Loss before provision for income taxes	(92,621)	(131,917)	(380,048)	(542,806)

Provision for income tax	-	-	-	-

Net Loss	(92,621)	(131,917)	(380,048)	(542,806)
Less: Net loss attributable to
noncontrolling interest	1,626	1,021	3,493	3,388

Net loss attributable to TranBioTec, Inc.	$(90,995)	$(130,896)	$(376,555)	$(539,418)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	59,696,720	41,884,034	58,927,503	37,810,366

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	September 30,
	2015	2014

Operating Activities:
Net loss	$(376,555)	$(542,806)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	413	582
Change in fair value of derivative liability	(25,456)	(10,875)
Note payable benefical conversion expense	(7,500)	27,416
Stock Based Compensation	56,631	47,334
Changes in assets and liabilities:
Accounts payable	139,579	219,641
Accrued interest payable	127,703	99,144
Related party payable	89,500	90,000
Other payable	(3,500)	3,140
Net cash provided by (used in) operating activities	815	(66,424)

Investing Activities:
Net cash provided by (used in) investing activities	-	-

Financing Activities:
Net proceeds from notes payable	15,475	67,043
Net cash provided by financing activities	15,475	67,043

Net Change In Cash	16,290	619

Cash At The Beginning Of The Period	623	-

Cash At The End Of The Period	$16,913	$619

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$3,900	$37,778

Supplemental Disclosure

Cash paid for interest	$10,075	$9,000
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

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

Principles of consolidation

The accompanying unaudited consolidated financial statements include the amounts of the Company and its majority owned subsidiary, Transbiotec-CA. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2015 and December 31, 2014.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 30,038,041 stock options that can be converted to common stock if exercised.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at September 30, 2015. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014, the Company had payables due to officers, for accrued compensation and services of $385,765 and $296,265 respectively.

The Company amended a note payable agreement with Lanphere Law Group, the company's largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,334.50 and the new principal balance on the note after the debt forgiveness is $106,334.50.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment values recorded at cost are as follows:

	Sept. 30, 2015	Dec. 31, 2014
Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,642)	(43,229)
Property & Equipment, Net	$41	$454

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $413 and $582, respectively. Depreciation expense for the three months ended September 30, 2015 and 2014 was $44 and $194, respectively.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

NOTE 4. NOTES PAYABLE

	December 31, 2014	(Unaudited) September 30, 2015
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default.	$726,763	$726,763

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder's option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue and/or the continued conversion of the company's stock.	$6,605	$-

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder's option at $.249 per TBT-CA share.Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,342	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party,unsecured, due 01/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,272	$65,272

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month).	$17,000	$-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$9,440	$9,440

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$50,060	$50,060

Note payable to non-related party, unsecured, due 07/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,900	$1,900

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$65,000	$65,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$20,000	$20,000

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%,	$4,235	$-

Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$25,000	$25,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,253	$1,253

Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$3,500

Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$990	$990

Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,500	$4,500

Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,890	$5,890

Note payable to non-related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,331	$4,331

Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$2,500	$2,500

Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,360	$5,360

Note payable to non-related party, unsecured, due 5/26/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$895	$895

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,207	$3,207

Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$600	$600

Note payable to non-related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 7/09/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,750	$3,750

Note payable to non-related party, unsecured, due 9/03/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,000	$1,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 10/19/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$1,486	$1,486

Note payable to non-related party, unsecured, due 10/22/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$3,500	$3,500

Note payable to non-related party, unsecured, due 10/28/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$4,360	$4,360

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,810	$5,810

Note payable to non-related party, unsecured, due 11/19/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$15,000	$15,000

Note payable to non-related party, unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$214,334	$106,334

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 1/01/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$600

Note payable to non-related party, unsecured, due 1/06/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$12,709

Note payable to non-related party, unsecured, due 2/04/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$7,080

Note payable to non-related party, unsecured, due 1/14/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$550

Note payable to non-related party, unsecured, due 2/09/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,536

Note payable to non-related party, unsecured, due 3/25/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$-	$25,000

Note payable to non-related party, unsecured, due 4/11/2016, simple interest 10%.	$-	$13,000

Note payable to non-related party, unsecured, due 5/12/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$7,390

Note payable to non-related party, unsecured, due 5/18/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,000

Note payable to non-related party, unsecured, due 6/03/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,000

Note payable to non-related party, unsecured, due 6/14/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$3,250

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Note payable to non-related party, unsecured, due 7/01/2016, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$700

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%.	$-	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%.	$-	$2,500

Note payable to non-related party, unsecured, due 12/26/2015, simple interest 10%.	$-	$25,000

	$1,617,217	$1,632,692

Less note discounts	(5,000)	(12,500)

Less current - related parties	(697,225)	(697,225)

Less current – non-related parties	(871,694)	(879,669)

Long-term – related parties	$43,298	$43,298

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Required principal payments from September 30, 2015 forward are as follows:

2015	$1,589,394
2016	$43,298
2017	$-
2018	$-
2019	$-
$1,632,692

Interest expense under notes payable for the nine months ended September 30, 2015 and September 30, 2014 was $142,721 and $95,070, respectively.

During the nine months ended September 30, 2015 and September 30, 2014 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $17,500 and $27,416, respectively. At September 30, 2015 and December 31, 2014 the unamortized note discount from the beneficial conversion feature was $12,500 and $5,000, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2014 and September 30, 2015 were $103,395 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the nine months ended September 30, 2015 and September 30, 2014 of $(25,456) and $(10,875), respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of September 30, 2015 and December 31, 2014 was $0 and $25,456 respectively.

NOTE 5. STOCK OPTIONS AND SUBSCRIPTIONS PAYABLE

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the nine months ended September 30, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at September 30, 2015.

During the nine months ended September 30, 2015, the Company granted 16,282,995 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a September 30, 2015 outstanding balance of 30,038,041 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $27,731 during the nine months ended September 30, 2015.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,500	$.10

Granted	-	-
Exercised	-	-
Forfeited	2,500	.10
Outstanding at September 30, 2015	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	13,755,046	$.0295

Granted	16,282,995	.0015
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2015	30,038,041	$.0143

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

Following is a summary of the status of options for Delaware outstanding at September 30, 2015:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at September 30, 2015

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-
$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	4 years	0.2500	-
$0.0680	450,000	4 years	0.0680	-
$0.0072	123,828	4 years	0.0072	-
$0.0056	375,000	4 years	0.0056	-
$0.0070	250,000	4 years	0.0070	-
$0.0070	373,714	4 years	0.0070	-
$0.0041	850,244	4 years	0.0041	-
$0.0045	2,000,000	4 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
$0.0018	2,463,333	5 years	0.0018	-
$0.0021	285,714	5 years	0.0021	-
$0.0018	333,333	5 years	0.0018	-
$0.0018	1,083,333	5 years	0.0018	-
$0.0018	131,250	5 years	0.0018	-
Total	30,038,041		0.0143

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At September 30, 2015 and December 31, 2014, the Company had stock subscriptions received of $28,067 for 80,696 common shares to be issued.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of September 30, 2015, the accumulated deficit is $16,153,777. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7. COMMON STOCK

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
SEPTMBER 30, 2015

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

On August 20, 2015, the Company converted accrued interest of $3,900 into 1,000,000 shares of its common stock, with a purchase price $0.0039 per share.

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

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2015.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations for Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Summary of Results of Operations

	Three Months Ended September 30,
	2015	2014
Revenue	$-	$-

Operating expenses:

General and administrative	127,363	95,070
Amortization and depreciation	44	194
Total operating expenses	127,407	95,264

Operating loss	(127,407)	(95,264)

Gain on debt reversal	108,000	-
Interest expense	(66,964)	(48,037)
Interest expense – beneficial conversion feature	(6,250)	(7,751)
Gain on fair value adjustment – derivatives	-	19,135

Net loss	$(92,621)	$(131,917)

Operating Loss; Net Loss

Our net loss changed by $39,296, from $131,917 to $92,621, from the three months ended September 30, 2014 compared to September 30, 2015. Our operating loss increased by $32,143, from ($95,264) to ($127,407) for the same periods. The change in our net loss for the three months ended September 30, 2015, compared to the prior year period, is primarily a result of an increase in our general and administrative expenses and an increase in interest expense, offset by a gain on debt reversal of $108,000. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly before the end of 2015,but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses increased by $32,293, from $95,070 for the three months ended September 30, 2014 to $127,363 for the three months ended September 30, 2015, primarily due to our preproduction costs for the development and design of our SOBR product.

Interest Expense

Interest expense increased from $48,037 for the three months ended September 30, 2014 to $66,964 for the three months ended September 30, 2015. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended September 30, 2015 our interest expense includes a beneficial conversion feature of $6,250, compared to $7,751 for the three months ended September 30, 2014, both related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the three months ended September 30, 2015, we had no gain (loss) on fair value adjustment – derivatives since we did not have any derivative instruments, compared to a gain on fair value adjustment – derivatives of $19,135 primarily due to decreases in our stock price during the three months period ended September 30, 2014.

Gain on Debt Reversal

For the three months ended September 30, 2015, we had a gain on debt reversal of $108,000 as a result of a forgiveness of debt related to a note payable in exchange for entering into a long-term lease agreement. We did not have a corresponding gain during the three months ended September 30, 2014.

Results of Operations for Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Summary of Results of Operations

	Nine Months Ended September 30,
	2015	2014
Revenue	$-	$-

Operating expenses:

General and administrative	316,594	389,981
Amortization and depreciation	413	582
Total operating expenses	317,007	390,563

Operating loss	(317,007)	(390,563)

Gain on debt reversal	108,485	-
Interest expense	(179,482)	(135,702)
Interest expense – beneficial conversion feature	(17,500)	(27,416)
Gain (Loss) on fair value adjustment – derivatives	25,456	10,875

Net income (loss)	$(380,048)	$(542,806)

Operating Loss; Net Loss

Our net loss changed by $162,758, from $542,806 to $380,048, from the nine months ended September 30, 2014 compared to September 30, 2015. Our operating loss decreased by $73,556, from ($390,563) to ($317,007) for the same periods. The change in our net loss for the nine months ended September 30, 2015, compared to the prior year period, is primarily a result of an decrease in our general and administrative expenses, a gain on debt reversal of $108,485, and a gain on fair value adjustment – derivatives of approximately $25,000, offset by an increase in interest expense of approximately $180,000. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly before the end of 2015,but we must successfully raise money in order to execute on our business plan.

General and Administrative Expenses

General and administrative expenses decreased by $73,387, from $389,981 for the nine months ended September 30, 2014 to $316,594 for the nine months ended September 30, 2015, primarily due to a decrease in consulting and legal fees.

Interest Expense

Interest expense increased from $135,702 for the nine months ended September 30, 2014 to $179,482 for the nine months ended September 30, 2015. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the nine months ended September 30, 2015 our interest expense includes a beneficial conversion feature of $17,500, compared to $27,416 for the nine months ended September 30, 2014, both related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization.

Gain on Fair Value Adjustment - Derivatives

During the nine months ended September 30, 2015, our gain on fair value adjustment – derivatives was $25,456, compared to a gain on fair value adjustment – derivatives of $10,875 primarily due to a decrease in our derivative liabilities during that period.

Gain on Debt Reversal

For the nine months ended September 30, 2015, we had a gain on debt reversal of $108,485 as a result of a forgiveness of debt related to a note payable in exchange for entering into a long-term lease agreement. We did not have a corresponding gain during the nine months ended September 30, 2014.

Liquidity and Capital Resources for Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Introduction

During the nine months ended September 30, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2015 was $16,913 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2015 and as of December 31, 2014, respectively, are as follows:

	September 30, 2015	December 31, 2014	Change

Cash	$16,913	$623	$16,290
Total Current Assets	16,913	623	16,290
Total Assets	16,954	1,077	15,877
Total Current Liabilities	3,391,867	3,052,573	339,294
Total Liabilities	$3,435,165	$3,095,871	$339,294

Our current assets increased as of September 30, 2015 as compared to December 31, 2014, due to us having some cash on hand as of September 30, 2015. The increase in our total assets between the two periods was also related to the cash on hand we had as of September 30, 2015.

Our current liabilities increased by $339,294, as of September 30, 2015 as compared to December 31, 2014. This increase was primarily due to an increase in our accounts payable of $139,579, an increase in our accrued interest payable of $127,703, and an increase in our related party payables of $89,500, partially offset by a decrease in our notes payable – derivative liability payable of $25,456.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $815 for the nine months ended September 30, 2015, as compared to $66,424 for the nine months ended September 30, 2014. For the period in 2015, the net cash used in operating activities consisted primarily of our net loss of $376,555, a change in fair value of derivative liability of $25,456, and note payable beneficial conversion expense of $7,500, offset by stock based compensation of $56,631, accounts payable of $139,579, accrued interest payable of $127,703, and related party payable of $89,500. For the period in 2014, the net cash used in operating activities consisted primarily of our net loss of $542,806 and a change in fair value of derivative liability of $10,875, offset by note payable beneficial conversion expense of $27,416, stock based compensation of $47,334, accounts payable of $219,641, accrued interest payable of $99,144, and related party payable of $90,000.

Investments

We had no cash provided (used) by investing activities in the nine months ended September 30, 2015 or September 30, 2014.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2015 was $15,475, compared to $67,043 for the nine months ended September 30, 2014. For both periods our financing activities was entirely from proceeds from notes payables.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we issued the following unregistered securities:

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the "Agreements"). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also earned what was termed in the Agreements as a "Stock Fee" that requires us to issue a certain number of shares of its common stock or options to purchase shares of our common stock at the request of Mr. Lanphere. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company's stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. During the three months ended September 30, 2015, Mr. Lanphere loaned us a total of $700 and earned a vested Stock Fee of 131,250 shares of common stock, which shares have not been issued, but would be if requested by Mr. Lanphere. The issuance of the promissory note with the Stock Fee was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

On August 20, 2015, we issued 1,000,000 shares of our common stock to a non-affiliate noteholder pursuant to a request to convert $3,900 of accrued interest due under his promissory note into shares of our common stock. The shares were issued with a standard restrictive legend and were valued at $0.0039 per share. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

______________

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

TransBiotec, Inc.

Dated: November 20, 2015	By:	/s/ Charles Bennington
Charles Bennington
President

