Form 10-K
period 2015-12-31
TransBiotec, Inc.
filed 2016-04-13
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number 000-53316

TRANSBIOTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 N. Tustin Ave., Suite 225 Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (562) 280-0483

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $876,428 as based on last reported sales price of such stock on March 25, 2016. The voting stock held by non-affiliates on that date consisted of 48,690,401 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 25, 2016, there were 67,751,068 shares of common stock, $0.001 par value, issued and outstanding.

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

TransBiotec, Inc.

PART I

Explanatory Note

This Annual Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name Imagine Media, Ltd. on August 10, 2007. From inception through early 2009, our business was to publish and distribute Image Magazine, a monthly entertainment guide for the Denver, Colorado area. We generated only limited revenue and essentially abandoned our business plan in January 2009.

On September 19, 2011, we acquired approximately 52% of the outstanding shares of TransBiotec, Inc., ("TBT") from TBT's directors in exchange for 12,416,462 shares of our common stock. These directors of TBT were Charles Bennington, Devadatt Mishal, Nicholas Limer, and Sam Satyanarayana. At the time, these shares represented approximately 52% of our outstanding common stock. TBT was a California corporation. In connection with this transaction, two of our officers resigned and Charles Bennington and Nicholas Limer were appointed as directors and as our President, Chief Executive Officer, and Chief Financial Officer, and our Secretary, respectively, and Ronald Williams was appointed as our Chief Technology Officer.

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

As a result of the acquisition, TBT's business is our business and, unless otherwise indicated, any references to "us" or "we" includes the business and operations of TBT. Due to our 97% ownership of TBT, its operations are combined with ours in the attached financial statements.

Our offices are located at 400 N. Tustin Ave., Suite 225, Santa Ana, CA, 92705, telephone number (714) 667-7139.

Business Overview

General

We are a development stage company that has developed an alcohol detection device called "SOBR". The device is a patented device for use in detecting alcohol in a person's system by testing the ethanol content in their perspiration. We plan to market the device to two primary business segments: (i) companies and institutions that employ or contract with vehicle drivers, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, and (ii) companies and institutions that have an interest in monitoring their employees' or contractors' alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, and the military for personnel returning to a military base from off-base leave. Currently, we have several "prototype" units fully-developed that we believe are ready for use, but are also constantly looking for ways to improve the device and will develop it further if we find improvements to the device.

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and are currently performing beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market ("OEM") once final beta testing is completed. We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market. We believe that an increase in public awareness and consumer interest will generate a demand for alcohol sensing technology and we hope that auto manufactures will begin installing SOBR as a factory installed option. We will also market SOBR to international car manufacturers which may want to gain a market advantage over domestic auto manufacturers. We will seek to enter other markets as well, such as commercial trucking, as well as seek to have included in federal legislation a requirement that a alcohol sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S.

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

Our website is www.transbiotec.com.

Principal Products and Services

(photo of Updated SOBR sensor)

Our only product is SOBR. The SOBR device is a patented device for use in detecting alcohol in a person's system by measuring the ethanol content in their perspiration and determining whether that level is over or under a preset level set by the installer or a trained technician. SOBR works by having an individual touch a sensor for approximately six seconds, the sensor is specific to ethanol. It detects ethanol secreted through sweat that emanates from the hands. The product is produced in two basic forms. The first is an in-vehicle system that can be connected to an interlock system to prevent the operation of the vehicle in the event the sensor detects measurable ethanol content. The second product is a portable unit that can be used anywhere.

The in-vehicle unit can be in any machine, including automobiles, buses, trucks, boats and aircraft. Once the driver touches the sensor for approximately six seconds, the SOBR device detects ethanol secreted through sweat that emanates from the hands. If the vehicle is fitted with an interlock device, then the ethanol level is instantly translated into an engine "start" or "no-start" signal. SOBR can also initiate random real-time tests while the vehicle is operating to ensure that the operator's ethanol level does not increase over the preset limit after the vehicle is started. If the system is tampered with while parked, the vehicle will not start. If the device is tampered with while driving, alarms will activate, such as the vehicle lights and horn, drawing attention to the vehicle. If a vehicle is equipped with a Global Positioning System, or Data Transmission Module, SOBR can alert fleet operators or others monitoring a vehicle of the detection of alcohol above preset levels.

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

On July 10, 2014, we entered into a Master Distribution Agreement with A.G. Global Capital ("A.G. Global"), pursuant to which A.G. Capital will be the exclusive distributor of our SOBR alcohol testing device in the Republic of Turkey ("Turkey"), the Kingdom of Sweden ("Sweden") and the Gulf Cooperation Council ("GCC") comprising Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates, the Republic of Azerbaijan.

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

Eventually, if we grow and need to mass manufacture the device, we are planning to manufacture of all components of the SOBR, as well as component assembly, through subcontracted to third parties and perform the final assembly, testing and calibration of the SOBR device at the company's California location. In order to assemble the SOBR device a manufacturer only needs the space, manpower, and common, non-exotic equipment.

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

When SOBR is installed in a vehicle the system is less noticeable than the most common breathalyzer ignition interlock systems. SOBR requires approximately one hour to install in a vehicle. The control box can be mounted under the dash in the interior of the vehicle. In new vehicles the sensor can be installed as part of the steering wheel as well as many other places in the vehicle that are convenient easily assessable to the driver. In retrofits, the sensor is installed on the dashboard for easy access. We believe that our cost to manufacture a SOBR device will be approximately $100, and if the unit is installed in a vehicle the installation cost will be approximately $75. SOBR requires a semi-annual recalibration much like current smog devices. The recalibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

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

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and have been and are continuing to perform beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market ("OEM") once final beta testing is completed. We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market. We believe that an increase in public awareness and consumer interest as well as potential cost savings will generate a demand for alcohol sensing technology. We hope that auto manufactures will begin installing SOBR as a factory installed option. If that happens we expect it would occur for some time in the future. We will also market SOBR to international car manufacturers which may want to gain a market advantage over domestic auto manufacturers. We will seek to enter other markets as well, such as commercial trucking, as well as seek to have included in federal legislation a requirement that alcohol sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S. France is one country that has created laws that mandate vehicles to have an alcohol detection device on all private vehicles.

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

Employees

As of March 30, 2016 we do not have any employees. Our sole officer is an independent contractor.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

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

We intend to use the SOBR device in the commercial market, as opposed to the judicially-mandated market. Currently, most alcohol sensing devices are breath analyzers used in the judicially-mandated market where the use is usually required by law as a punishment for the committing a crime. We will be asking commercial industries, auto manufacturers, companies that have commercial vehicles as their primary business (limousine companies, taxi cab companies, truck drivers, etc.), and companies and institutions that have an interest in monitoring their employees' or contractors' alcohol level due to their job responsibilities (such as surgeons, pilots, and the military, adopt a new requirement that their employees or contractors must abide in order to remain employed. While we believe this will be attractive to many companies and industries we must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance our investors could lose their entire investment.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Currently, we manufacture the limited number of SOBR™ prototype devices we have developed by applying our proprietary know-how to "off the shelf" parts and components. However, if we are successful in our growth plan, the eventually we will have to contract out our manufacturing of the devices. At that time, the stability of component supply will be crucial to determining our manufacturing process. Due to the fact we currently manufacture the device from "off the shelf" parts and components, all of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

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

We currently have three "use" patents covering the SOBR device and one other pending with the USPTO. These are not patents over the components of the device, but instead covering the use of those components in the SOBR device. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

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

Because we are subject to the "penny stock" rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 1,850 square feet, are located at 400 N. Tustin Avenue, Suite 225, Santa Ana, California 92705. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol "IMLE." We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2015 and 2014, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2014	First Quarter	$0.0255	$0.0071
	Second Quarter	$0.0213	$0.007
	Third Quarter	$0.0098	$0.0060
	Fourth Quarter	$0.015	$0.0019

2015	First Quarter	$0.0024	$0.0019
	Second Quarter	$0.0032	$0.0017
	Third Quarter	$0.0040	$0.0024
	Fourth Quarter	$0.0087	$0.0025

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

Holders

As of December 31, 2015, there were approximately 60,251,068 shares of our common stock outstanding held by 140 holders of record and numerous shares held in brokerage accounts. As of March 25, 2016, there were 67,751,068 shares of our common stock outstanding held by 148 holders of record. Of these shares, 48,690,401 were held by non-affiliates. On the cover page of this filing we value the 48,690,401 shares held by non-affiliates at $876,428. These shares were valued at $0.018 per share, based on our share price on March 25, 2016.

Options

There is currently three outstanding options to purchase TransBiotec, Inc. common stock, one with the option purchase 25,000 shares of TransBiotec, Inc.'s common stock at $0.25 per share, and one with the option purchase 250,000 shares of TransBiotec's common stock at $0.007 per share, and one with the option purchase for 450,000 shares at $0.068 and no warrants to purchase shares of our common stock. We do have convertible debentures outstanding that permit the holder to convert the outstanding obligation into shares of our common stock. The company has 38,038,041 options outstanding at December 31, 2015.

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

Currently, we do not have any equity compensation plan. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2015 under those plans.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2015, we issued, or agreed to issue, the following unregistered securities:

On November 20, 2015, we entered into a Debt Conversion and Series A Convertible Preferred Stock Purchase Agreement with Mr. Michael Lanphere, under which Mr. Lanphere agreed to convert $520,643 of debt owed to him into 520,643 shares of our Series A Preferred Stock. Our shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time at a 35% discount to the average of our closing stock price for the last fifteen (15) days prior to conversion, so long as the minimum average closing price for our common stock is at least $0.05 per share during the pricing period. Since our common stock is currently trading at less than $0.05 per share, for the purposes of calculating Mr. Lanphere's beneficial ownership hereunder we have used $0.05 per share as the average closing stock price. As a result, Mr. Lanphere's shares of Series A Convertible Preferred Stock are convertible into 16,019,785 shares of our common stock. Based on the representations of the investor in the purchase agreement, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On November 20, 2015, we entered into a Debt Conversion and Series A Convertible Preferred Stock Purchase Agreement with non-affiliate third party, under which he agreed to convert $867,932 of debt owed to him into 867,932 shares of our Series A Preferred Stock. Our shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time at a 35% discount to the average of our closing stock price for the last fifteen (15) days prior to conversion, so long as the minimum average closing price for our common stock is at least $0.05 per share during the pricing period. Since our common stock is currently trading at less than $0.05 per share, for the purposes of calculating the holder's beneficial ownership hereunder we have used $0.05 per share as the average closing stock price. As a result, the shares of Series A Convertible Preferred Stock are convertible into 26,705,600 shares of our common stock. Based on the representations of the investor in the purchase agreement, the issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

On December 31, 2015, Mr. Lanphere agreed to accept 962,494 shares of our common stock in lieu of $86,624, which was one-half of the then-current legal fees owed we owed him for legal services he provided to the company through that date. Based on the fact Mr. Lanphere is an accredited and sophisticated, familiar with our operations, and there was no solicitation the issuance will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We are a development stage company that has developed an alcohol detection device called "SOBR". The device is a patented system for use in detecting alcohol in a person's system by measuring the ethanol content in their perspiration. Once SOBR is developed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees' or contractors' alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem.

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

The following discussion:

•	summarizes our plan of operation; and
•	analyzes our financial condition and the results of our operations for the year ended December 31, 2014.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2015 and 2014

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2015	2014
Revenue	$-	$-

Operating expenses:

General and administrative	446,983	505,552
Amortization and Depreciation	454	776
Total expenses	447,437	506,328

Operating loss	(447,437)	(506,328)

Interest expense	(251,500)	(188,046)
Interest expense – beneficial conversion feature	(23,750)	(32,996)
Gain (loss) on fair value adjustment – derivatives	25,456	(21,559)
Gain on debt reversal	485	-
Net loss	$(696,746)	$(748,929)

Operating Loss; Net Loss

Our net loss decreased by $52,183, from $748,929 to $696,746 from the year ended 2014 compared to 2015. Our operating loss decreased by $58,891, from $506,328 to $447,437 for the same period. The change in our net loss for the year ended December 31, 2015, compared to the prior year is primarily a result of a decrease in our general and administrative expenses and a gain on fair value adjustment – derivatives and a gain on debt reversals, offset by an increase in our interest expense. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during the first six months of our fiscal year ended December 31, 2016, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $58,569, from $505,552 for the year ended December 31, 2014 to $446,983 for the year ended December 31, 2015, primarily due to decrease in operating expenses, which is due to a decrease in consulting fees in 2015.

Interest Income/Expense

Interest expense increased by $63,454 to $251,500 for the year ended December 31, 2015. The increase relates to the fact we incurred more interest expense on certain loans where we borrowed money during 2015 compared to 2014.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the year ended December 31, 2015, we incurred a gain on fair value adjustment – derivatives of $25,456, compared to a loss of ($21,559) for the year ended December 31, 2014, primarily due to the impact of a decrease in our stock price on certain convertible instruments we have outstanding.

Gain on Debt Reversals

During the year ended December 31, 2015, we incurred a gain on a forgiveness of debt of $485, compared to $0 for the year ended December 31, 2014.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2015 and 2014, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2015 was $7,851 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and short terms promissory notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2015 and 2014, respectively, are as follows:

	December 31, 2015	December 31, 2014	Change

Cash	$7,851	$623	$7,228
Total Current Assets	7,851	623	7,228
Total Assets	7,851	454	7,397
Total Current Liabilities	2,162,376	3,052,573	(890,197)
Total Liabilities	$2,162,376	$3,095,871	$(933,495)

Our current assets increased by $7,228 as of December 31, 2015 as compared to December 31, 2014. The increase in our current assets between the two periods was attributed to an increase in our cash on hand of $7,228.

Our current liabilities decreased by $890,197, as of December 31, 2015 as compared to December 31, 2014. A large portion of this decrease was due to decreases in our notes payable to related parties through conversions to equity, our notes payable-current, and our accrued interest payable, partially offset by increases in our related party payables and accounts payable. As a result, our total liabilities also decreased by $933,495.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2015 of $7,851 and $623 on December 31, 2014. Based on our revenues, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used by operating activities of ($120,749) for the year ended December 31, 2015, as compared to ($310,909) for the year ended December 31, 2014. In 2015, the net cash used for operating activities consisted primarily of our net loss of $691,734, adjusted primarily by a change in fair value of derivative liability of ($25,456), and note payable beneficial conversion expense of ($23,750) and stock options expense of (26,229); and changes in assets and liabilities of accounts payable of $221,678, stock subscription payable of $27,815 accrued interest payable of ($136,726), related party payable of $116,391, notes payable of $321,172 and other payable of ($4,322). In 2014, the net cash used in operating activities consisted primarily of our net loss of $744,562, adjusted primarily by stock based compensation of $69,888, note payable beneficial conversion expense of $32,996, and change in fair value of derivative liabilities of $21,559, in addition to changes in assets and liabilities of accounts payable of $64,730, accrued interest payable of $138,734, related party payable of $105,500, and other payable of $(530).

Investments

We did not have any cash used for investing activities in the years ended December 31, 2015 and December 31, 2014.

Financing

Our net cash provided by financing activities for the year ended December 31, 2015 was $127,977, compared to $311,532 for the year ended December 31, 2014. For 2015, our financing activities related to proceeds from share issuances of $502, net proceeds from notes payable of $154,315, and net payments from notes payable of ($27,840). For 2014, our financing activities related to notes and loans payable – borrowings of $347,266, and note and loans payable – payments of $35,734.

Contractual Obligations

As of December 31, 2015, we had the following contractual obligations for 2016 through 2020:

	2016 (1)	2017	2018	2019	2020	Total

Debt obligations	$-	$-	$-	$-	$-	$-
Capital leases	-	-	-	-	-	-
Operating leases	49,200	49,200	49,200	24,600	-	172,200
	$49,200	$49,200	$49,200	$24,600	$-	$172,200

________

(1) The interest amount for the contractual obligation for 2016 has been estimated.

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

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management's Annual Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2015.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2015, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Charles Bennington	71	President, Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer, Secretary (July 2013) and a Director (December 2006)

Ronald Williams	70	Chief Technology Officer and Director (October 2005)

Devadatt Mishal	67	Director (June 2010)

Daljit Khangura	49	Director (November 2013)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Charles Bennington has been our President and its Principal Executive, Financial and Accounting Officer since December 2006 and its Secretary since July 2013. Between May 2005 and December 2006 Mr. Bennington was TBT's Chief Operating Officer. Mr. Bennington has been a director of TBT since April 2005. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington's over 35 years of experience of positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT's President at the time we acquired TBT and had experience with managing TBT's development of the SOBR™ device led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

Ronald Williams has been our Chief Technology Officer since October 28, 2005. Mr. Williams has been a director of TBT since June 3, 2010. Since 1993, Mr. Williams has owned and operated a mixed fruit tree orchard in Fallbrook, California. Since 1972, Mr. Williams has worked as an aerospace engineer and since 2005 Mr. Williams has been employed by the Aerospace Corporation in El Segundo, California. Mr. Williams holds a Bachelor of Science Degree in physics from the University of California at Los Angeles and has performed graduate studies in mechanical and material engineering at Cal State Northridge. Mr. Williams' experience of over 35 years of engineering experience, combined with the fact he was TBT's Chief Technology Officer at the time we acquired TBT and had assisted with designing and developing the SOBR™ device led us to believe Mr. Williams is an ideal director for our company considering where we are in developing the SOBR™ device.

Devadatt Mishal has been a director since June 3, 2010. Dr. Mishal has been practicing as an Obstetrician and Gynecologist since March 1982 in Downey, California. Dr. Mishal received his medical degree from Lokmanya Tilak. Mr. Mishal's experience of over 30 years of experience managing his own business, combined with the fact he was one of TBT's Directors at the time we acquired TBT and had experience with TBT's development of the SOBR™ device led us to believe Mr. Mishal is an ideal director for our company.

Daljit Khangura has been a director since November 2013. Mr. Khangura has been Sr. Finance Logistics Operations for AT&T, Inc. since June 2010. In this position, Mr. Khangura has managed inventory to approve, write, track and transfer jobs totaling hundreds of millions dollars managing over 900 field project orders, for field engineers and technician and third party vendors, as well as handling a multitude of other functions involving inventory, supply orders, and implementing various software and hardware rollouts. Prior to this position, Mr. Khangura was the Manager Procurement/Transportation for Clorox, Inc. from July 2009 to December 2010. In this position, Mr. Khangura prepared annual department operating budgets, managed expenses based on department budget, and approved budget spending targets, as well as spearheaded a strategic optimization project team consisting of 50 members with multiple functions. Mr. Khangura received a Bachelor of Science in Electrical/Mechanical and Business Management, as a double major, from West Bromwich College, England, UK University of the London, England, United Kingdom. Mr. Khangura's extensive managerial experience in managing inventory and project orders led us to believe Mr. Khangura is an ideal director for our company.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2015 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2015, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We do not have a code of ethics.

Section 16(a) Beneficial Ownership

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company's knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ronald Williams	0	0	0
Devadatt Mishal	0	0	0
Daljit Khangura	0	0	0
Michael Lanphere	0	0	10

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2015,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2015, 2014 and 2013, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	2015	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
President, CFO, COO,	2014	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
Secretary (former CEO)	2013	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

Ronald Williams	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CTO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicholas Limer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Former Secretary)(1)

____________

(1) Mr. Limer resigned as our Secretary on July 30, 2013.

(2) Includes amounts paid and/or accrued.

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

The following table sets forth director compensation for 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ronald Williams	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2015 and December 31, 2014. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2015:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2015.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2015.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2016, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class(1)

Common Stock	Charles Bennington (3)	President, CFO, Secretary and Director	1,004,422		1.5%

Common Stock	Ronald Williams (3)	Chief Technology Officer and Director	0		0%

Common Stock	Devadatt Mishal (3)	Director	5,384,811		8.0%

Common Stock	Daljit Khangura (3)	Director	946,357	(4)	1.4%

Common Stock	Michael A. Lanphere	5% Shareholder	48,935,703	(5)	41.9%

	All Officers and Directors as a Group (4 persons)		7,335,590	(4)	10.7%

_______________

(1)

Unless otherwise indicated, based on 67,751,068 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 194 Marina Drive, Suite 202, Long Beach, CA 90803.

(3)	Indicates one of our officers or directors.

(4)	Includes options to purchase 450,000 shares of our common stock at $0.068 per shares, which is exercisable at any time by Mr. Khangura. The options expire in October 2019.

(5)

Includes 29,755,399 shares of our common stock issuable to Mr. Lanphere if he exercises the stock option fees under certain loan agreements with us, 16,019,785 shares of our common stock if he converts his shares of Series A Preferred Stock, and 3,160,519 shares of our common stock due to Mr. Lanphere for 50% of his outstanding legal invoices, which he has agreed to take in stock at $0.09 per share.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the "Agreements"). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a "Stock Fee" that requires us to issue a certain number of shares of its common stock or options to purchase shares of our common stock at the request of Mr. Lanphere. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company's stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock option, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement.

On November 20, 2015, we entered into a Debt Conversion and Series A Convertible Preferred Stock Purchase Agreement with Mr. Lanphere, under which Mr. Lanphere agreed to convert $520,643 of debt owed to him into 520,643 shares of our Series A Preferred Stock. Our shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time at a 35% discount to the average of our closing stock price for the last fifteen (15) days prior to conversion, so long as the minimum average closing price for our common stock is at least $0.05 per share during the pricing period. Since our common stock is currently trading at less than $0.05 per share, for the purposes of calculating Mr. Lanphere's beneficial ownership hereunder we have used $0.05 per share as the average closing stock price. As a result, Mr. Lanphere's shares of Series A Convertible Preferred Stock are convertible into 16,019,785 shares of our common stock.

On December 31, 2015, Mr. Lanphere agreed to accept 3,160,519 shares of our common stock in lieu of $284,500, which was one-half of the then-current legal fees owed we owed him for legal services he provided to the company through that date.

As a result of the above, Mr. Lanphere currently owns, or has a right to have issued to him, a total of 46,737,678 shares of our common stock, which would cause him to own approximately 42% of our then-outstanding common stock.

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

Corporate Governance

As of December 31, 2015, our Board of Directors consisted of Charles Bennington, Ronald Williams, and Devadatt Mishal. Daljit Khangura. As of December 31, 2015, Mr. Mishal qualified as "independent directors" as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2015 and December 31, 2014 for professional services rendered by Anton & Chia, LLP for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees and Audit Related Fees	$27,030	$24,180
Tax Fees	0	0
All Other Fees	0	0
Total	$27,030	$24,180

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Anton & Chia, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Anton & Chia, LLP's independence.

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

________________

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

TransBiotec, Inc.

Dated: April 13, 2016	By:	/s/ Charles Bennington
Charles Bennington
	Its:	President (Principal Executive Officer) and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2016	By:	/s/ Charles Bennington
Charles Bennington
Director, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary

Dated: April 13, 2016	By:	/s/ Ronald Williams
Ronald Williams
Director and Chief Technology Officer

Dated: April 13, 2016	By:	/s/ Devadatt Mishal
Devadatt Mishal
Director

Dated: April 13, 2016	By:	/s/ Daljit Khangura
Daljit Khangura
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

Supplementary Data
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TransBiotec, Inc.

194 N Marina Dr., Suite 202

Long Beach, CA 90803

We have audited the accompanying consolidated balance sheets of TransBiotec, Inc. (the "Company") as of December 31, 2015 and 2014, and their related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7, which includes the raising of additional funds through equity or debt financing and by generating revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 13, 2016

TransBiotec, Inc.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2015	Dec. 31, 2014

ASSETS

Current assets
Cash	$7,851	$623
Total current assets	7,851	623
Fixed assets - net	-	454

Total Assets	$7,851	$1,077

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$622,129	$484,260
Accrued interest payable	182,678	407,684
Notes payable - current - related parties	489,095	697,225
Notes payable - current, net	157,324	871,694
Notes payable - derivitive liability payable	-	25,456
Stock subscription payable	55,882	28,067
Related party payables	412,656	296,265
Other payables	242,612	241,922
Total current liabilties	2,162,376	3,052,573

Long-Term Liabilities
Notes payable - related parties	-	43,298

Total Liabilities	2,162,376	3,095,871
Stockholders' Deficit
Preferred stock, $.00001 par value; 25,000,000 shares authorized; No shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized; No shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $.00001 par value; 100,000,000 shares authorized; 60,251,068 and 58,416,660 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	602	585
Additional paid in capital	14,353,628	12,716,630
Accumulated deficit	(16,468,956)	(15,777,222)
Total Transbiotec, Inc. stockholders' deficit	(2,114,726)	(3,060,007)
Noncontrolling interest	(39,799)	(34,787)

Total Stockholders' Deficit	(2,154,525)	(3,094,794)

Total Liabilities and Stockholders' Deficit	$7,851	$1,077

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2015	Dec. 31, 2014

Revenues	$-	$-

Operating expenses:
Amortization & depreciation	454	776
General and administrative	446,983	505,552
	447,437	506,328

Loss from operations	(447,437)	(506,328)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	25,456	(21,559)
Gain on debt reversals	485	-
Interest expense	(251,500)	(188,046)
Interest expense - beneficial conversion feature	(23,750)	(32,996)
	(249,309)	(242,601)

Loss before provision for income taxes	(696,746)	(748,929)
Provision for income tax	-	-

Net loss	(696,746)	(748,929)

Less: Net loss attributable to noncontrolling interest	5,012	4,367

Net loss attributable to TranBioTec, Inc.	$(691,734)	$(744,562)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	59,261,114	39,215,919

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Stockholders'
	Common Stock		Additional		Deficit-	Total
		Amount	Paid in	Accumulated	TransBiotec	Stockholders'	Noncontrolling
	Shares	($.0001 Par)	Capital	Deficit	Inc.	Deficit	Interest

Balances at January 1, 2013	34,146,712	$342	$12,415,639	$(15,032,660)	$(2,616,679)	$(2,647,099)	$(30,420)
Stock issued for services	154,520	2	3,057	-	3,059	3,059	-
Stock conversion of note payable	24,115,428	241	66,878	-	67,119	67,119	-
Paid in capital - beneficial conversion feature	-	-	15,000	-	15,000	15,000	-
Paid in capital - Stock option expense	-	-	69,886	-	69,886	69,886	-
Paid in capital - Equity obligation settlement at fair value	-	-	146,170	-	146,170	146,170	-
Share exchange - noncontrolling interest	-	-	-	-	-	(4,367)	(4,367)
Net loss for the year	-	-	-	(744,562)	(744,562)	(744,562)	-

Balances at December 31, 2014	58,416,660	585	12,716,630	(15,777,222)	(3,060,007)	(3,094,794)	(34,787)
Stock issued for cash	834,408	7	1,495	-	1,502	1,502	-
Stock conversion of note payable	1,000,000	10	3,890	-	3,900	3,900	-
Paid in capital - beneficial conversion feature	-	-	25,000	-	25,000	25,000	-
Paid in capital - stock option expense	-	-	26,229	-	26,229	26,229	-
Paid in capital - Gain on related party debt conversion	-	-	1,472,384	-	1,472,384	1,472,384	-
Paid in capital - Gain on related party forgiveness of debt	-	-	108,000	-	108,000	108,000	-
Share exchange - noncontrolling interest	-	-	-	-	-	(5,012)	(5,012)
Net loss for the year	-	-	-	(691,734)	(691,734)	(691,734)	-

Balances at December 31, 2015	60,251,068	602	$14,353,628	$(16,468,956)	$(2,114,726)	$(2,154,525)	$(39,799)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2015	2014

Operating Activities:
Net loss	$(691,734)	$(744,562)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	454	776
Change in fair value of derivative liability	(25,456)	21,559
Note payable benefical conversion expense	23,750	32,996
Stock Options Expense	26,229	-
Stock Based Compensation	-	69,888
Changes in assets and liabilities:
Accounts payable	221,678	64,730
Stock subscription payable	27,815
Accrued interest payable	(136,726)	138,734
Related party payable	116,391	105,500
Notes payable	321,172
Other payable	(4,322)	(530)
Net cash used for operating activities	(120,749)	(310,909)

Investing Activities:
Net cash used for investing activities	-	-

Financing Activities:
Proceeds from share issuances	1,502	-
Net proceeds from notes payable	154,315	347,266
Net payments from notes payable	(27,840)	(35,734)
Net cash provided by financing activities	127,977	311,532

Net Change In Cash	7,228	623

Cash At The Beginning Of The Period	623	-

Cash At The End Of The Period	$7,851	$623

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$1,472,384	$96,470
Issuances of shares to settle accrued interest	$3,900	$-
Gain on forgiveness of debt - related party	$108,000	$-

Supplemental Disclosure

Cash paid for interest	$13,825	$9,000
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2015 and December 31, 2014.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

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

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

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

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

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

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at December 31, 2015 and December 31, 2014. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2015 and December 31, 2014, the Company had payables due to officers, for accrued compensation and services of $412,656 and $296,265 respectively.

The Company amended a note payable agreement with Lanphere Law Group, the company's largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,334.50 and the new principal balance on the note after the debt forgiveness is $106,334.50.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment values recorded at cost are as follows:

	Dec. 31,	Dec. 31,
	2015	2014

Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,683)	(43,229)
Property & Equipment, Net	$-	$454

Depreciation expense for the years ended December 31, 2015 and 2014 was $454 and $776, respectively.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

NOTE 4. NOTES PAYABLE

	December 31, 2015	December 31, 2014
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$180,001	$726,763

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 4/19/13, annual interest due, convertible at holder's option at 51% of market as defined, interest rate 8%, conversion limited to total beneficial ownership of 4.99%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue and/or the continued conversion of the company's stock.	$-	$6,605

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder's option at $.249 per TBT-CA share.	$15,000	$15,000

Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 12/13/2013, simple interest 7%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,342

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to non-related party, unsecured, due 01/07/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$15,000

Note payable to non-related party, unsecured, due 01/15/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

Note payable to non-related party, unsecured, due 01/20/2014, simple interest 7%, default interest 10%,	$-	$65,272

Stock option issued as an additional transaction cost for receipt of funds from note payable.

Note payable to related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to non-related party, unsecured, due 03/28/2013, $13,000 in interest (1 month).	$-	$17,000

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Note payable to non-related party, unsecured, due 04/28/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$9,440

Note payable to non-related party, unsecured, due 05/05/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$50,060

Note payable to related party, unsecured, due 07/02/2014, simple interest 9%.	$15,000	$15,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$10,000

Note payable to non-related party, unsecured, due 07/29/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,900

Note payable to non-related party, unsecured, due 07/25/2013, simple interest 18%. Currently in default.	$2,000	$2,000

Note payable to non-related party, unsecured, due 09/19/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$65,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 09/29/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$20,000

Note payable to non-related party, unsecured, due 10/28/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$2,500

Note payable to non-related party, unsecured, due 10/29/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$10,000

Note payable to non-related party, unsecured, due 11/10/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Note payable to non-related party, unsecured, due 11/20/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$20,000

Note payable to non-related party, unsecured, due 12/02/2014, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

Note payable to non-related party, unsecured, due 1/27/2014, simple interest 10%.	$-	$4,235

Note payable to non-related party, unsecured, due 1/07/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$25,000

Note payable to non-related party, unsecured, due 1/28/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,253

Note payable to non-related party, unsecured, due 1/29/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$3,500

Note payable to non-related party, unsecured, due 2/10/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$990

Note payable to non-related party, unsecured, due 2/17/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$4,500

Note payable to non-related party, unsecured, due 2/20/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,000

Note payable to non-related party, unsecured, due 3/10/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$2,500

Note payable to non-related party, unsecured, due 3/31/2015, simple interest 7%, default interest 10%, Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$2,500

Note payable to non-related party, unsecured, due 4/03/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,890

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Note payable to related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 4/10/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$4,331

Note payable to non-related party, unsecured, due 4/27/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$2,500

Note payable to non-related party, unsecured, due 5/13/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,360

Note payable to non-related party, unsecured, due 5/26/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$895

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$5,000	$5,000

Note payable to non-related party, unsecured, due 6/10/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$3,207

Note payable to non-related party, unsecured, due 6/17/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$600

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$10,000	$10,000

Note payable to non-related party, unsecured, due 7/09/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$3,750

Note payable to non-related party, unsecured, due 9/03/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,000

Note payable to non-related party, unsecured, due 10/19/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$1,486

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Note payable to non-related party, unsecured, due 10/22/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$3,500

Note payable to non-related party, unsecured, due 10/28/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$4,360

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$5,810

Note payable to non-related party, unsecured, due 11/19/2015, simple interest 7%, default interest 10%. Stock option issued as an additional transaction cost for receipt of funds from note payable.	$-	$15,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$214,334

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$-

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%.	$13,000	$-

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Currently in default.	$45,000	$-

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Currently in default.	$2,500	$-

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Currently in default.	$25,000	$-

	$652,669	$1,617,217

Less note discounts	(6,250)	(5,000)

Less current - related parties	(489,095)	(697,225)

Less current – non-related parties	(157,324)	(871,694)

Long-term – related parties	$-	$43.298

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Required principal payments from December 31, 2015 forward are as follows:

2016	$652,669
2017	$-
2018	$-
2019	$-
2020	$-
$652,669

Interest expense under notes payable for the years ended December 31, 2014 and December 31, 2015 was $188,046 and $198,327, respectively.

During the years ended December 31, 2014 and December 31, 2015 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $32,996 and $23,750, respectively.

During the years ended December 31, 2014 and December 31, 2015 the unamortized note discount from the beneficial conversion feature was $5,000 and $6,250, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2014 and December 31, 2015 were $103,395 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the years ended ended December 31, 2014 and December 31, 2015 of $21,559 and $(25,456), respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of December 31, 2014 and December 31, 2015 was $25,456 and none, respectively.

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2014 and 2015 the Company had net operating loss carry forwards of approximately $6,383,000 and $7,048,000 respectively, that may be offset against future taxable income, if any, ratably through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax asset of at each date of $1,277,000 and $1,410,000 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2014 and 2015 was $123,000 and $133,000.

The effects of temporary differences that gives rise to significant portions of deferred tax assets at December 31, 2015 and 2014 are as follows:

	Dec. 31, 2015	Dec. 31, 2014

Deferred tax asset
Federal	$1,057,000	$958,000
State	353,000	319,000

Valuation allowance	(1,410,000)	(1,277,000)
Net deferred tax asset	$-	$-

There is no current or deferred tax expense for the years ended December 31, 2015 and 2014. The Company has not filed tax returns however management believes there are no taxes due as of December 31, 2014 and 2015.

There was no Federal income tax expense for the years ended December 31, 2015 and 2014 due to the Company's net losses. For the years ended December 31, 2015 and 2014 state income tax expense was zero.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the tax year of 2015, 2014, and 2013.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015.

During 2012 the Company granted 29,678 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012. Vested immediately.

During 2013 the Company granted 5,321,735 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 7% - 14%, dividend yield of 0%, expected life of five years, volatility between 179% - 186%. No options were exercised or expired, leaving a December 31, 2013 outstanding balance of 5,351,413 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $145,997 in 2013. Vested immediately.

During 2014 the Company granted 8,403,633 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 1.55% - 1.77%, dividend yield of 0%, expected life of five years, volatility between 147% - 178%. No options were exercised or expired, leaving a December 31, 2014 outstanding balance of 13,755,046 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $69,886 in 2014. Vested immediately.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2015, the Company granted 16,282,995 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a December 31, 2015 outstanding balance of 30,038,041 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $27,731 during the year ended December 31, 2015. Vested immediately.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,500	$.10

Granted	-	-
Exercised	-	-
Forfeited	2,500	.10
Outstanding at December 31, 2015	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	13,755,046	$.0295

Granted	16,282,995	.0015
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2015	30,038,041	$.0143

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Following is a summary of the status of options for Delaware outstanding at December 31, 2015:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at December 31, 2015

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-
$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-
$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	4 years	0.2500	-
$0.0680	450,000	4 years	0.0680	-
$0.0072	123,828	4 years	0.0072	-
$0.0056	375,000	4 years	0.0056	-
$0.0070	250,000	4 years	0.0070	-
$0.0070	373,714	4 years	0.0070	-
$0.0041	850,244	4 years	0.0041	-
$0.0045	2,000,000	4 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
$0.0018	2,463,333	5 years	0.0018	-
$0.0021	285,714	5 years	0.0021	-
$0.0018	333,333	5 years	0.0018	-
$0.0018	1,083,333	5 years	0.0018	-
$0.0018	131,250	5 years	0.0018	-
Total	30,038,041		0.0143

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At December 31, 2015, the Company had stock subscriptions received of $55,868 for 6,049,578 common shares to be issued.

At December 31, 2015, the Company had stock subscriptions received of $14 for 1,388,575 preferred shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of December 31, 2015, the accumulated deficit is $16,468,956. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $24,600 and none for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2016	2017	2018	2019	2020	Total

Operating leases	49,200	49,200	49,200	24,600	-	172,200
	$49,200	$49,200	$49,200	$24,600	$-	$172,200

NOTE 10. SUBSEQUENT EVENTS

As of April 4, 2016, there were 67,751,068 shares of our common stock outstanding held by 148 holders of record and numerous shares held in brokerage accounts. Of these shares, 48,690,401 shares were held by non-affiliates.

