Form 10-Q
period 2016-03-31
TransBiotec, Inc.
filed 2016-05-23
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

___________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2016, there were 67,751,068 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2016 and 2015 follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	Mar. 31, 2016	Dec. 31, 2015
ASSETS

Current assets
Cash	$2,767	$7,851
Total current assets	2,767	7,851
Fixed assets - net	-	-

Total Assets	$2,767	$7,851

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$660,906	$622,129
Accrued interest payable	219,110	182,678
Notes payable - current - related parties	519,372	489,095
Notes payable - current, net	163,574	157,324
Stock subscription payable	31,583	55,882
Related party payables	440,156	412,656
Other payables	243,128	242,612
Total current liabilties	2,277,829	2,162,376

Total Liabilities	2,277,829	2,162,376
Stockholders' Deficit

Common stock, $.00001 par value; 100,000,000 shares authorized; 67,751,068 and 60,251,068 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	677	602
Additional paid in capital	14,399,239	14,353,628
Accumulated deficit	(16,634,108)	(16,468,956)
Total Transbiotec, Inc. stockholders' deficit	(2,234,192)	(2,114,726)
Noncontrolling interest	(40,870)	(39,799)

Total Stockholders' Deficit	(2,275,062)	(2,154,525)

Total Liabilities and Stockholders' Deficit	$2,767	$7,851

 The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015

Revenues	$-	$-
Operating expenses:
Amortization & depreciation	-	184
General and administrative	98,011	85,271
	98,011	85,455

Loss from operations	(98,011)	(85,455)

Other income (expense):
Gain on non-related party share issuances	2,250	-
Gain (Loss) on fair value adjustment - derivatives	-	25,456
Interest expense	(64,212)	(55,414)
Interest expense - beneficial conversion feature	(6,250)	(3,750)
	(68,212)	(33,708)

Loss before provision for income taxes	(166,223)	(119,163)

Provision for income tax	-	-

Net loss	(166,223)	(119,163)

Less: Net loss attributable to noncontrolling interest	1,071	934

Net loss attributable to TranBioTec, Inc.	$(165,152)	$(118,229)

Net loss per share
(Basic and fully diluted)	$(0.003)	$(0.003)

Weighted average number of common shares outstanding	66,020,299	39,215,919

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2016	2015

Operating Activities:
Net loss	$(165,152)	$(118,229)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	-	184
Gain on non-related party share issuances	(2,250)	-
Change in fair value of derivative liability	-	(25,456)
Note payable beneficial conversion expense	6,250	(21,250)
Stock Based Compensation	-	43,717
Changes in assets and liabilities:	.
Accounts payable	61,713	33,439
Stock subscription payable	(24,299)	-
Accrued interest payable	36,432	38,052
Related party payable	27,500	29,500
Other payable	24,445	(934)

Net cash used for operating activities	(35,361)	(20,977)

Investing Activities:

Net cash used for investing activities	-	-

Financing Activities:
Net proceeds from notes payable	30,277	52,475
Net payments from notes payable	-	(7,105)

Net cash provided by financing activities	30,277	45,370

Net Change In Cash	(5,084)	24,393

Cash At The Beginning Of The Period	7,851	623

Cash At The End Of The Period	$2,767	$25,016

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$22,936	$-
Shares issued for cash received in prior quarter	$25,000	$-

Supplemental Disclosure

Cash paid for interest	$-	$6,075
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Transbiotec-CA. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability, stock compensation and beneficial conversion feature expenses. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2016 and December 31, 2015.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at March 31, 2016. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, the Company had payables due to officers, for accrued compensation and services of $440,156 and $412,656 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. As of March 31, 2016, $100,512 of AP was converted into 1,116,803 common shares. All gains for a related party transaction are recorded to additional paid-in capital, therefore the difference between the value of shares and the accounts payable was transferred to additional paid-in capital for this transaction.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company's largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment values recorded at cost are as follows:

	Mar. 31,	Dec. 31,
	2016	2015

Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,683)	(43,683)
Property & Equipment, Net	$-	$-

Depreciation expense for the three months ended March 31, 2016 and 2015 was none and $184, respectively.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

NOTE 4. NOTES PAYABLE

	December 31, 2015	(Unaudited) March 31, 2016
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$180,001	$180,001

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder's option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to related party, unsecured, due 07/02/2014, simple interest 9%. Currently in default.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$106,334

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Currently in default.	$13,000	$13,000

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due on demand, simple interest 10%.	$-	$15,277

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%.	$-	$15,000

	$652,669	$682,946
Less note discounts	(6,250)	-
Less current - related parties	(489,095)	(519,372)
Less current – non-related parties	(157,324)	(163,574)
Long-term – related parties	$-	$-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

Required principal payments from March 31, 2016 forward are as follows:

2016	$682,946
2017	$-
2018	$-
2019	$-
2020	$-
$682,946

Interest expense under notes payable for the three months ended March 31, 2016 and March 31, 2015 was $28,490 and $43,141, respectively.

During the three months ended March 31, 2016 and March 31, 2015 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $6,250 and $3,750, respectively.

During the three months ended March 31, 2016 and March 31, 2015 the unamortized note discount from the beneficial conversion feature was none, and $26,250, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2014 and December 31, 2015 were $103,395 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the three months ended March 31, 2016 and March 31, 2015 of none and $(25,456), respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of March 31, 2016 and December 31, 2015 was none and none, respectively.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015. During the three months ended March 31, 2016, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at March 31, 2016

During 2012 the Company granted 29,678 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012, vested immediately.

During 2013 the Company granted 5,321,735 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 7% - 14%, dividend yield of 0%, expected life of five years, volatility between 179% - 186%. No options were exercised or expired, leaving a December 31, 2013 outstanding balance of 5,351,413 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $145,997 in 2013, vested immediately.

During 2014 the Company granted 8,403,633 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 1.55% - 1.77%, dividend yield of 0%, expected life of five years, volatility between 147% - 178%. No options were exercised or expired, leaving a December 31, 2014 outstanding balance of 13,755,046 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $69,886 in 2014, vested immediately.

During the year ended December 31, 2015, the Company granted 16,282,995 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a December 31, 2015 outstanding balance of 30,038,041 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $27,731 during the year ended December 31, 2015, vested immediately.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2016	-	$-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	30,038,041	$.0143

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2016	30,038,041	$.0143

Following is a summary of the status of options for Delaware outstanding at March 31, 2016:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at March 31, 2016

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-
$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-
$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	4 years	0.2500	-
$0.0680	450,000	4 years	0.0680	-
$0.0072	123,828	4 years	0.0072	-
$0.0056	375,000	4 years	0.0056	-
$0.0070	250,000	4 years	0.0070	-
$0.0070	373,714	4 years	0.0070	-
$0.0041	850,244	4 years	0.0041	-
$0.0045	2,000,000	4 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
$0.0018	2,463,333	5 years	0.0018	-
$0.0021	285,714	5 years	0.0021	-
$0.0018	333,333	5 years	0.0018	-
$0.0018	1,083,333	5 years	0.0018	-
$0.0018	131,250	5 years	0.0018	-
Total	30,038,041		0.0143

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At March 31, 2016 and December 31, 2015, the Company converted certain accounts payable into common shares which amounts to $31,569 for 1,203,887 common shares to be issued, and $55,868 for 6,049,578 common shares to be issued, respectively.

At March 31, 2016 and December 31, 2015, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of March 31, 2016, the accumulated deficit is $16,634,108. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

NOTE 8. COMMON STOCK

On June 11, 2015, as an inducement for a loan, the Company issued 834,408 shares of its common stock on said date valued at $1,502 with a purchase price of $0.0018 per share.

On August 20, 2015, the Company converted accrued interest of $3,900 into 1,000,000 shares of its common stock, with a purchase price $0.0039 per share.

On January 21, 2016, the Company issued for $25,000 cash, 5,000,000 shares of its common stock, with a purchase price of $0.0050 per share.

On January 21, 2016, the Company converted $9,750 of its account payable into 2,500,000 shares of its common stock, with a purchase price of $0.0039 per share.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $13,105 and none for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2016	2017	2018	2019	2020	Total

Operating leases	36,900	49,200	49,200	24,600	-	159,900
	$36,900	$49,200	$49,200	$24,600	$-	$159,900

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

Although we are currently performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock device. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the end of July 2016. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered.

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

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2016.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary of Results of Operations

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	98,011	85,271
Amortization and depreciation	-	184
Total operating expenses	98,011	85,455

Operating loss	(98,011)	(85,455)

Gain on non-related party share issuances	2.250	-
Interest expense	(64,212)	(55,414)
Interest expense – beneficial conversion feature	(6,250)	(3,750)
Gain (Loss) on fair value adjustment – derivatives	-	25,456

Net income (loss)	$(166,223)	$(119,163)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $47,060, from ($119,163) to ($166,223), from the three months ended March 31, 2015 compared to March 31, 2016. Our operating loss increased by $12,556, from ($85,455) to ($98,011) for the same periods. The change in our net income/(loss) for the three months ended March 31, 2016, compared to the prior year period, is primarily a result of an increase in our general and administrative expenses, an increase in interest expense, and no gain on fair value adjustment – derivatives in 2016 compared to 2015.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. On January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock device. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the end of July 2016. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered. As a result, we believe we will recognize our first revenue in 2016.

General and Administrative Expenses

General and administrative expenses increased by $12,740, from $85,271 for the three months ended March 31, 2015 to $98,011 for the three months ended March 31, 2016, primarily due to an increase in rent expense.

Gain on Non-Related Party Share Issuances

During the three months ended March 31, 2016, we had a gain on non-related party share issuances of $2,250 compared to no gain on non-related party share issuances for the three months ended March 31, 2015. The increase is due to a non-related party share issuance in which the difference of the share price on the day of the share issuance and the agreed upon share price resulted in a gain.

Interest Expense

Interest expense increased from $55,414 for the three months ended March 31, 2015 to $64,212 for the three months ended March 31, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended March 31, 2016 our interest expense includes a beneficial conversion feature of $6,250, compared to $3,750 for the three months ended March 31, 2015, both related to a convertible debenture. This expense is amortized over time therefore the increase in the expense was due to more required amortization on the note discount.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the three months ended March 31, 2016, we had no gain (loss) on fair value adjustment – derivatives since we did not have any derivative instruments, compared to a gain on fair value adjustment – derivatives of $25,456 primarily due to decreases in our stock price during that period.

Liquidity and Capital Resources for Three Months Ended March 31, 2016 Compared to Three months Ended March 31, 2015

Introduction

During the three months ended March 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2016 was $2,767 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 and as of December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015	Change

Cash	$2,767	$7,851	$(5,084)
Total Current Assets	2,767	7,851	(5,084)
Total Assets	2,767	7,851	(5,084)
Total Current Liabilities	2,277,829	2,162,376	115,453
Total Liabilities	$2,277,829	$2,162,376	$115,453

Our current assets decreased as of March 31, 2016 as compared to December 31, 2015, due to us having less cash on hand as of March 31, 2016. The decrease in our total assets between the two periods was also related to the decreased cash on hand we had as of March 31, 2016.

Our current liabilities increased by $115,453, as of March 31, 2016 as compared to December 31, 2015. This increase was primarily due to an increase in our accounts payable of $38,777, an increase in our accrued interest payable of $36,432, an increase in our notes payable – related parties of $30,277, and an increase in our related party payables of $27,500, partially offset by a decrease in our stock subscription payable of $24,299.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $35,361 for the three months ended March 31, 2016, as compared to $20,977 for the three months ended March 31, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($165,152), a change in stock subscription payable of ($24,299), offset by note payable beneficial conversion expense of $6,250, and changes in our accounts payable of $61,713, accrued interest payables of $36,432, related party payable of $27,500, and other payable of $24,445. For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($118,229), a change in fair value of derivative liability of ($25,456), and note payable beneficial conversion expense of ($21,250), offset by stock based compensation of $43,717, accounts payable of $33,439, accrued interest payable of $38,052, and related party payable of $29,500.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2016 or March 31, 2015.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2016 was $30,277, compared to $45,370 for the three months ended March 31, 2015. For the three months ended March 31, 2016, our net cash from financing activities consisted of net proceeds from notes payable of $30,277. For the three months ended March 31, 2015, our net cash from financing activities consisted of net proceeds from notes payable of $52,475, and net payments from notes payable of ($7,105).

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We currently have one outstanding judgment against us involving a past employee of the company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786 plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we issued the following unregistered securities:

On January 21, 2016, we issued 5,000,000 shares of our common stock to Devadatt Mishal, one of our directors, for $25,000 cash, at a purchase price of $0.0050 per share, pursuant to a stock purchase agreement dated October 2015. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

On January 21, 2016, the Company converted $9,750 of its account payable to Arrowroot Partners into 2,500,000 shares of its common stock, with a purchase price of $0.0039 per share. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

____________________

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

TransBiotec, Inc.

Dated: May 19, 2016	By:	/s/ Charles Bennington
Charles Bennington
President

