Form 10-Q
period 2016-06-30
TransBiotec, Inc.
filed 2016-08-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

______________________________________

(Former address, if changed since last report)

________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 12, 2016, there were 67,751,068 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2016 and 2015 follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Jun. 30, 2016	Dec. 31, 2015

ASSETS

Current assets
Cash	$1,799	$7,851
Total current assets	1,799	7,851

Total Assets	$1,799	$7,851

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$714,659	$622,129
Accrued interest payable	246,333	182,678
Notes payable - current - related parties	538,122	489,095
Notes payable - current, net	163,574	157,324
Stock subscription payable	31,911	55,882
Related party payables	469,156	412,656
Other payables	242,827	242,612
Total current liabilties	2,406,582	2,162,376

Total Liabilities	2,406,582	2,162,376

Stockholders' Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, No shares issued or outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.00001 par value; 100,000,000 shares authorized; 67,751,068 and 60,251,068 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	677	602
Additional paid in capital	14,422,065	14,353,628
Accumulated deficit	(16,785,603)	(16,468,956)
Total Transbiotec, Inc. stockholders' deficit	(2,362,861)	(2,114,726)
Noncontrolling interest	(41,922)	(39,799)

Total Stockholders' Deficit	(2,404,783)	(2,154,525)

Total Liabilities and Stockholders' Deficit	$1,799	$7,851

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Operating expenses:
Amortization & depreciation	-	185	-	369
General and administrative	111,852	103,960	202,291	189,231
	111,852	104,145	202,291	189,600

Loss from operations	(111,852)	(104,145)	(202,291)	(189,600)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	-	-	-	25,456
Gain on debt reversal	-	485	-	485
Interest expense	(38,445)	(57,104)	(110,229)	(112,518)
Interest expense - beneficial conversion feature	-	(7,500)	(6,250)	(11,250)
	(38,445)	(64,119)	(116,479)	(97,827)

Loss before provision for income taxes	(150,297)	(168,264)	(318,770)	(287,427)

Provision for income tax	-	-	-	-

Net loss	(150,297)	(168,264)	(318,770)	(287,427)
Less: Net loss attributable to noncontrolling interest	1,052	933	2,123	1,867
Net loss attributable to TranBioTec, Inc.	$(149,245)	$(167,331)	$(316,647)	$(285,560)

Net loss per share
(Basic and fully diluted)	$(0.002)	$(0.003)	$(0.005)	$(0.005)

Weighted average number of common shares outstanding	67,751,068	58,655,062	66,885,683	58,536,520

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2016	2015

Operating Activities:
Net loss	$(316,647)	$(285,560)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	-	369
Change in fair value of derivative liability	-	(25,456)
Note payable benefical conversion expense	6,250	(13,750)
Stock Based Compensation	10,523	52,333
Changes in assets and liabilities:	.
Accounts payable	125,519	87,257
Stock subscription payable	(23,971)	-
Accrued interest payable	63,655	76,363
Related party payable	56,500	59,500
Other payable	(1,908)	(1,874)
Net cash used for operating activities	(80,079)	(50,818)

Financing Activities:
Net proceeds from shares issuances	25,000	-
Net proceeds from notes payable	49,027	50,275
Net payments from notes payable	-	-
Net cash provided by financing activities	74,027	50,275

Net Change In Cash	(6,052)	(543)

Cash At The Beginning Of The Period	7,851	623

Cash At The End Of The Period	$1,799	$80

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$32,989	$-
Shares issued for cash received in prior quarter	$25,000	$-

Supplemental Disclosure

Cash paid for interest	$3,750	$14,075
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2016 and December 31, 2015.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 32,850,541 stock options that can be converted to common stock if exercised.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

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

JUNE 30, 2016

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

JUNE 30, 2016

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2016 and December 31, 2015, the Company had payables due to officers, for accrued compensation and services of $469,156 and $412,656 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. As of June 30, 2016, $110,893 of AP was converted into 1,232,144 common shares. All gains for a related party transaction are recorded to additional paid-in capital, therefore the difference between the value of shares and the accounts payable was transferred to additional paid-in capital for this transaction.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company's largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 3. PROPERTY & EQUIPMENT

Property and equipment values recorded at cost are as follows:

	Jun. 30,	Dec. 31,
	2016	2015
Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683
Less accumulated depreciation	(43,683)	(43,683)
Property & Equipment, Net	$-	$-

Depreciation expense for the six months ended June 30, 2016 and 2015 was none, and $369, respectively.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

NOTE 4. NOTES PAYABLE

	December 31, 2015	(Unaudited) June 30, 2016
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties.	$180,001	$180,001

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder's option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder's option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder's option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to related party, unsecured, due 07/02/2014, simple interest 9%. Currently in default.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10% yearly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$106,334

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$13,000	$13,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due on demand, simple interest 10%.	$-	$15,277

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%.	$-	$15,000

Note payable to related party, unsecured, due 5/1/2017, simple interest 7%. Note contains a stock option.	$-	$3,750

Note payable to related party, unsecured, due 11/9/2016, simple interest 7%. Note contains a stock option.	$-	$15,000

	$652,669	$701,696

Less note discounts	(6,250)	-

Less current - related parties	(489,095)	(538,122)

Less current – non-related parties	(157,324)	(163,574)

Long-term – related parties	$-	$-

Required principal payments from June 30, 2016 forward are as follows:

2016	$701,696
2017	$-
2018	$-
2019	$-
2020	$-
$701,696

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

Interest expense under notes payable for the six months ended June 30, 2016 and June 30, 2015 was $58,477 and $88,466, respectively.

During the six months ended June 30, 2016 and June 30, 2015 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $6,250 and $11,250, respectively.

During the six months ended June 30, 2016 and June 30, 2015 the unamortized note discount from the beneficial conversion feature was none, and $18,750, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price. Notes converted at December 31, 2014 and June 30, 2016 were $103,395 and $103,395, respectively. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the six months ended June 30, 2016 and June 30, 2015 of none and $(25,456), respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of June 30, 2016 and December 31, 2015 was none and none, respectively.

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015. During the six months ended June 30, 2016, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at June 30, 2016

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

During 2012 the Company granted 29,678 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012, vested immediately.

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

During the six months ended June 30, 2016, the Company granted 2,812,500 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.30%, dividend yield of 0%, expected life of five years, a volatility rate of 164%. No options were exercised or expired, leaving a June 30, 2016 outstanding balance of 32,850,541 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $10,523 during the six months ended June 30, 2016, vested immediately.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2016	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	30,038,041	$.0143

Granted	2,812,500	.0040
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2016	32,850,541	$.0134

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

Following is a summary of the status of options for Delaware outstanding at March 31, 2016:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at March 31, 2016

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-
$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-
$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	4 years	0.2500	-
$0.0680	450,000	4 years	0.0680	-
$0.0072	123,828	4 years	0.0072	-
$0.0056	375,000	4 years	0.0056	-
$0.0070	250,000	4 years	0.0070	-
$0.0070	373,714	4 years	0.0070	-
$0.0041	850,244	4 years	0.0041	-
$0.0045	2,000,000	4 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
$0.0018	2,463,333	5 years	0.0018	-
$0.0021	285,714	5 years	0.0021	-
$0.0018	333,333	5 years	0.0018	-
$0.0018	1,083,333	5 years	0.0018	-
$0.0018	131,250	5 years	0.0018	-
$0.0040	2,250,000	5 years	0.0040	-
$0.0040	562,500	5 years	0.0040	-
Total	32,850,541		0.0134

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

JUNE 30, 2016

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At June 30, 2016 and December 31, 2015, the Company converted certain accounts payable into common shares which amounts to $31,897 for 1,319,229 common shares to be issued, and $55,868 for 6,049,578 common shares to be issued, respectively.

At June 30, 2016 and December 31, 2015, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of June 30, 2016, the accumulated deficit is $16,785,603. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $26,210 and none for the six months ended June 30, 2016 and June 30, 2015, respectively.

As of March 31, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2016	2017	2018	2019	2020	Total

Operating leases	24,600	49,200	49,200	24,600	-	147,600
	$24,600	$49,200	$49,200	$24,600	$-	$147,600

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

Overview

We have developed an alcohol detection device called "SOBR". The device is a patented system for use in detecting alcohol in a person's system by measuring the ethanol content in their perspiration. Once SOBR is completed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees' or contractors' alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem.

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

Although we are currently performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the end of August 2016. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered.

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

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2016.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary of Results of Operations

	Three Months Ended June 30,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	111,852	103,960
Amortization and depreciation	-	185
Total operating expenses	111,852	104,145

Operating loss	(111,852)	(104,145)

Gain on debt reversal	-	485
Interest expense	(38,445)	(57,104)
Interest expense – beneficial conversion feature	-	(7,500)

Net income (loss)	$(150,297)	$(168,264)

Operating Loss; Net Income (Loss)

Our net loss decreased by $17,967, from ($168,264) to ($150,297), from the three months ended June 30, 2015 compared to June 30, 2016. Our operating loss increased by $7,707, from $104,145 to $111,852 for the same periods. The change in our net loss for the three months ended June 30, 2016, compared to the prior year period, is primarily a result of a decrease in our interest expenses and the fact we didn't have an interest expense – beneficial conversion feature in 2016 like we did in 2015, offset by a slight increase in our general and administrative expenses.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. On January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the end of August 2016. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered. As a result, we believe we will recognize our first revenue in 2016.

General and Administrative Expenses

General and administrative expenses increased by $7,892, from $103,960 for the three months ended June 30, 2015 to $111,852 for the three months ended June 30, 2016, primarily due to an increase in rent expense.

Interest Expense

Interest expense decreased from $57,104 for the three months ended June 30, 2015 to $38,445 for the three months ended June 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended June 30, 2016 our interest expense did not include a beneficial conversion feature, compared to $7,500 for the three months ended June 30, 2015, related to a convertible debenture. This expense is amortized over time therefore the decrease in this expense is due to a note discount related to a convertible debenture that is now fully amortized.

Results of Operations for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary of Results of Operations

	Six Months Ended June 30,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	202,291	189,231
Amortization and depreciation	-	369
Total operating expenses	202,291	189,600

Operating loss	(202,291)	(189,600)

Gain on debt reversal	-	485
Interest expense	(110,229)	(112,518)
Interest expense – beneficial conversion feature	(6,250)	(11,250)
Gain (Loss) on fair value adjustment – derivatives	-	25,456

Net income (loss)	$(318,770)	$(287,427)

Operating Loss; Net Income (Loss)

Our net loss increased by $31,343, from ($287,427) to ($318,770), from the six months ended June 30, 2015 compared to June 30, 2016. Our operating loss increased by $12,691, from $189,600 to $202,291 for the same periods. The change in our net loss for the six months ended June 30, 2016, compared to the prior year period, is primarily a result of a gain on fair value adjustment – derivative in 2015 that we did not have in 2016, offset by a slight increase in our general and administrative expenses.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. On January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the end of August 2016. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered. As a result, we believe we will recognize our first revenue in 2016.

General and Administrative Expenses

General and administrative expenses increased by $13,060, from $189,231 for the six months ended June 30, 2015 to $202,291 for the six months ended June 30, 2016, primarily due to an increase in rent expense and pre-production costs incurred related to future revenue.

Interest Expense

Interest expense decreased from $112,518 for the six months ended June 30, 2015 to $110,229 for the six months ended June 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the six months ended June 30, 2016 our interest expense included a beneficial conversion feature of $6,250, compared to $11,250 for the six months ended June 30, 2015, related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization on the note discount.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the six months ended June 30, 2016, we had no gain (loss) on fair value adjustment – derivatives since we did not have any derivative instruments, compared to a gain on fair value adjustment – derivatives of $25,456 primarily due to decreases in our stock price during that period.

Liquidity and Capital Resources for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Introduction

During the six months ended June 30, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2016 was $1,799 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2016 and as of December 31, 2015, respectively, are as follows:

	June 30, 2016	December 31, 2015	Change

Cash	$1,799	$7,851	$(6,052)
Total Current Assets	1,799	7,851	(6,052)
Total Assets	1,799	7,851	(6,052)
Total Current Liabilities	2,406,582	2,162,376	244,206
Total Liabilities	$2,406,582	$2,162,376	$244,206

Our current assets decreased as of June 30, 2016 as compared to December 31, 2015, due to us having less cash on hand as of June 30, 2016. The decrease in our total assets between the two periods was also related to the decreased cash on hand we had as of June 30, 2016.

Our current liabilities increased by $244,206, as of June 30, 2016 as compared to December 31, 2015. This increase was primarily due to an increase in our accounts payable of $92,530, an increase in our accrued interest payable of $63,655, an increase in our notes payable – related parties of $49,027, and an increase in our related party payables of $56,500, partially offset by a decrease in our stock subscription payable of $23,971.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $80,079 for the six months ended June 30, 2016, as compared to $50,818 for the six months ended June 30, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($316,647), a change in stock subscription payable of ($23,971), offset by note payable beneficial conversion expense of $6,250, stock based compensation of $10,523, and changes in our accounts payable of $125,519, accrued interest payables of $63,655, and related party payable of $56,500. For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($285,560), a change in fair value of derivative liability of ($25,456), and note payable beneficial conversion expense of ($13,750), offset by stock based compensation of $52,333, and changes in accounts payable of $87,257, accrued interest payable of $76,363, and related party payable of $59,500.

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2016 or June 30, 2015.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2016 was $74,027, compared to $50,275 for the six months ended June 30, 2015. For the six months ended June 30, 2016, our net cash from financing activities consisted of net proceeds from notes payable of $49,027 and net proceeds from share issuances of $25,000. For the six months ended June 30, 2015, our net cash from financing activities consisted entirely of net proceeds from notes payable.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the three months ended June 30, 2016, we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4. MINE SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5. OTHER INFORMATION

On April 1, 2016, our Board of Directors voted to raise up to $3,000,000.00 using the exemption provided under Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the "Offering"). Accordingly, the Offering will be available only to investors who reasonably verify to us and the broker-dealer conducting the Offering that they are "accredited investors," as such term is defined in Rule 501(a) of Regulation D. The Offering will be conducted through a private placement memorandum as a sale of unsecured convertible debentures that mature 36 months after issuance, accrue interest at a rate of 12% per annum, and are convertible twelve months after issuance at a 35% discount rate to the average closing price per share of our common stock for the last fifteen trading days immediately prior to conversion. In order to receive any proceeds from the Offering we must raise a minimum of $200,000.

The convertible debentures are being offered on a "best efforts" basis through our management and through a placement agent, which is acting as the managing dealer and syndicate manager for the Offering, and a group of selling broker-dealers. We will pay placement fees of up to 8% of the total amount raised in the Offering.

We will update this disclosure as required to report sales of our unregistered securities under the Offering.

The information on this Report is not an offer to sell or solicitation of an offer to buy or subscribe for the securities of TransBiotec, Inc., nor shall there be any sale of such securities in any country or state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such country or state. Any such offer or solicitation will be pursuant to exemptions from registration requirements set out in applicable securities laws and made only by means of delivery of a private placement memorandum relating to a particular investment to qualified investors in those jurisdictions where permitted by law.

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

TransBiotec, Inc.

Dated: August 15, 2016	By:	/s/ Charles Bennington
Charles Bennington
President

