Form 10-Q
period 2016-09-30
TransBiotec, Inc.
filed 2016-11-21
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2016, there were 67,751,068 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2016 and 2015 follow. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2016	Dec. 31, 2015

ASSETS

Current assets
Cash	$20,154	$7,851
Total current assets	20,154	7,851

Total Assets	$20,154	$7,851

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$753,840	$622,129
Accrued interest payable	274,368	182,678
Notes payable - current - related parties	582,022	489,095
Notes payable - current, net	163,574	157,324
Derivative liability payable	86,394	-
Stock subscription payable	54,750	55,882
Related party payables	496,656	412,656
Other payables	242,827	242,612
Total current liabilties	2,654,431	2,162,376

Total Liabilities	2,654,431	2,162,376
Stockholders' Deficit
Preferred stock, $.00001 par value;
22,000,000 shares authorized,
No shares issued or outstanding
as of September 30, 2016 and December 31, 2015, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value;
3,000,000 shares authorized,
No shares issued or outstanding
as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.00001 par value;
100,000,000 shares authorized;
67,751,068 and 60,251,068 shares issued and outstanding
as of September 30, 2016 and December 31, 2015, respectively	677	602
Additional paid in capital	14,408,926	14,353,628
Accumulated deficit	(17,001,034)	(16,468,956)
Total Transbiotec, Inc. stockholders' deficit	(2,591,431)	(2,114,726)
Noncontrolling interest	(42,846)	(39,799)

Total Stockholders' Deficit	(2,634,277)	(2,154,525)

Total Liabilities and Stockholders' Deficit	$20,154	$7,851

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	Sept. 30,		Sept. 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Operating expenses:
Amortization & depreciation	-	44	-	413
General and administrative	80,768	127,363	275,191	316,594
	80,768	127,407	275,191	317,007

Loss from operations	(80,768)	(127,407)	(275,191)	(317,007)

Other income (expense):
Gain (loss) on fair value adjustment - derivatives	(86,394)	-	(86,394)	25,456
Gain on debt reversal	-	108,000	-	108,485
Interest expense	(49,193)	(66,964)	(167,290)	(179,482)
Interest expense - beneficial conversion feature	-	(6,250)	(6,250)	(17,500)
Total Other income(expense)	(135,587)	34,786	(259,934)	(63,041)

Loss before provision for income taxes	(216,355)	(92,621)	(535,125)	(380,048)

Provision for income tax	-	-	-	-

Net loss before noncontrolling interest	(216,355)	(92,621)	(535,125)	(380,048)

Less: Net loss attributable to noncontrolling interest	(924)	(1,626)	(3,047)	(3,493)

Net loss attributable to TranBioTec, Inc.	$(215,431)	$(90,995)	$(532,078)	$(376,555)

Net loss per share
(Basic and fully diluted)	$(0.003)	$(0.002)	$(0.008)	$(0.006)

Weighted average number of
common shares outstanding	67,751,068	59,696,720	67,176,250	58,927,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2016	2015

Operating Activities:
Net loss	$(532,078)	$(376,555)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	-	413
Change in fair value of derivative liability	86,394	(25,456)
Note payable benefical conversion expense	6,250	(7,500)
Non controlling interest	(3,047)	(3,493)
Stock Based Compensation	3,603	56,631
Changes in assets and liabilities:	.
Accounts payable	158,481	139,579
Stock subscription payable	(1,132)	-
Accrued interest payable	91,690	127,703
Related party payable	84,000	89,500
Other payable	215	(7)
Net cash used for (provided by)
operating activities	(105,624)	815

Financing Activities:
Net proceeds from shares issuances	25,000	-
Net proceeds from notes payable	92,927	15,475
Net cash provided by
financing activities	117,927	15,475

Net Change In Cash	12,303	16,290

Cash At The Beginning Of The Period	7,851	623

Cash At The End Of The Period	$20,154	$16,913

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$26,770	$3,900

Shares issued for cash received in prior year	$25,000	$-

Supplemental Disclosure

Cash paid for interest	$7,500	$10,075

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2016 and December 31, 2015.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 36,669,111 stock options that can be converted to common stock if exercised.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at September 30, 2016. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

NOTE 2. RELATED PARTY TRANSACTIONS

As of September 30, 2016 and December 31, 2015, the Company had payables due to officers, for accrued compensation and services of $496,656 and $412,656 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. As of September 30, 2016, $117,132 of AP was converted into 1,301,463 common shares. All gains for a related party transaction are recorded to additional paid-in capital, therefore the difference between the value of shares and the accounts payable was transferred to additional paid-in capital for this transaction. The Company determined approximately $23,025 of certain accounts payable that was converted to 255,834 shares were in excess of the Company’s authorized shares amount of 100,000,000 and have an embedded derivative and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to certain accounts payable converted to shares over the Company’s 100,000,000 authorized shares amount for the nine months ended September 30, 2015 and September 30, 2016 of none and $2,630, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.45% - 0.68%, dividend yield of 0%, expected life of 1 year, volatility between 297% - 369%. The fair value derivative liability under certain accounts payable converted to shares that were in excess of the Company’s 100,000,000 authorized shares amount as of December 31, 2015 and September 30, 2016 was none and $2,630 respectively.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company’s largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

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

Depreciation expense for the nine months ended September 30, 2016 and 2015 was none, and $369, respectively.

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

NOTE 4. NOTES PAYABLE

	December 31, 2015	(Unaudited) September 30, 2016
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default.	$180,001	$180,001

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/18/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

Note payable to related party, unsecured, due 01/23/2014, simple interest 9%. Currently in default.	$50,000	$50,000

Note payable to related party, unsecured, due 07/02/2014, simple interest 9%. Currently in default.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18%. Currently in default.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10% yearly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9%, Convertible at $0.04 per share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to related party, unsecured, due 4/08/2015, simple interest 7%, Convertible at $0.0072 per share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$106,334

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at $0.0017 per share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$13,000	$13,000

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due on demand, simple interest 10%.	$-	$15,277

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%. Currently in default.	$-	$15,000

Note payable to related party, unsecured, due 5/1/2017, simple interest 7%. Note contains a stock option.	$-	$3,750

Note payable to related party, unsecured, due 11/9/2016, simple interest 7%. Note contains a stock option.	$-	$15,000

Note payable to related party, unsecured, due 7/26/2017, simple interest 7%. Note contains a stock option.	$-	$3,900

Note payable to related party, unsecured, due 8/03/2017, simple interest 7%. Note contains a stock option.	$-	$20,000

Note payable to related party, unsecured, due 9/28/2017, simple interest 7%. Note contains a stock option.	$-	$20,000
	$652,669	$745,596
Less note discounts	(6,250)	-

Less current - related parties	(489,095)	(582,022)

Less current – non-related parties	(157,324)	(163,574)

Long-term – related parties	$-	$-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

Required principal payments from September 30, 2016 forward are as follows:

2016	$697,946
2017	$47,650
2018	$-
2019	$-
2020	$-
$745,596

Interest expense under notes payable for the nine months ended September 30, 2016 and September 30, 2015 was $89,276 and $142,721 respectively.

During the nine months ended September 30, 2016 and September 30, 2015 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $6,250 and $17,500, respectively.

During the nine months ended September 30, 2016 and September 30, 2015 the unamortized note discount from the beneficial conversion feature was none, and $12,500, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price of which $103,395 were converted at December 31, 2014. The Company paid the remaining principal balance due on these convertible notes in January 2015. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the nine months ended September 30, 2016 and September 30, 2015 of none and $(25,456), respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of September 30, 2016 and December 31, 2015 was none and none, respectively.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

The Company’s stock option activity is described below.

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015. During the nine months ended September 30, 2016, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at September 30, 2016

During 2012 the Company granted 29,678 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012, vested immediately.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

During the nine months ended September 30, 2016, the Company granted 8,131,070 stock options for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.03% - 1.14%, dividend yield of 0%, expected life of five years, a volatility rate between 162% - 167%. No options were exercised or expired, leaving a September 30, 2016 outstanding balance of 38,169,111 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $3,603 during the nine months ended September 30, 2016, vested immediately. The Company determined approximately 7,169,315 stock options for shares that were granted during the nine months ended September 30, 2016 were in excess of the Company’s authorized shares amount of 100,000,000 and have an embedded derivative and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to stock options for shares that were granted over the Company’s 100,000,000 authorized shares amount for the nine months ended September 30, 2015 and September 30, 2016 of none and $83,734, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.51% - 0.59%, dividend yield of 0%, expected life of 1 year, volatility between 292% - 370%. The fair value derivative liability under certain stock options for shares that were granted in excess of the Company’s 100,000,000 authorized shares amount as of December 31, 2015 and September 30, 2016 was none and $83,734, respectively.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2016	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	30,038,041	$.0143

Granted	8,131,070	.0055
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2016	38,169,111	$.0124

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

Following is a summary of the status of options for Delaware outstanding at September 30, 2016:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at September 30, 2016

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-
$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	4 years	0.2500	-
$0.0680	450,000	4 years	0.0680	-
$0.0072	123,828	4 years	0.0072	-
$0.0056	375,000	4 years	0.0056	-
$0.0070	250,000	4 years	0.0070	-
$0.0070	373,714	4 years	0.0070	-
$0.0041	850,244	4 years	0.0041	-
$0.0045	2,000,000	4 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
$0.0018	2,463,333	5 years	0.0018	-
$0.0021	285,714	5 years	0.0021	-
$0.0018	333,333	5 years	0.0018	-
$0.0018	1,083,333	5 years	0.0018	-
$0.0018	131,250	5 years	0.0018	-
$0.0040	2,250,000	5 years	0.0040	-
$0.0040	562,500	5 years	0.0040	-
$0.0060	390,000	5 years	0.0060	-
$0.0070	1,714,285	5 years	0.0070	-
$0.0045	1,500,000	5 years	0.0045	-
$0.0070	1,714,285	5 years	0.0070	-

Total	38,169,111		0.0124

TransBiotec, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

SEPTEMBER 30, 2016

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At September 30, 2016 and December 31, 2015, the Company converted certain accounts payable into common shares which amounts to $54,736 for 1,503,890 common shares to be issued, and $55,868 for 6,049,578 common shares to be issued, respectively.

At September 30, 2016 and December 31, 2015, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of September 30, 2016, the accumulated deficit is $17,001,034. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 21, 2016, the Company converted $9,750 of its account payable into 2,500,000 issued shares of its common stock, with a purchase price of $0.0039 per share.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $39,315 and none for the nine months ended September 30, 2016 and September 30, 2015, respectively.

As of September 30, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2016	2017	2018	2019	2020	Total

Operating leases	12,300	49,200	49,200	24,600	-	135,300
	$12,300	$49,200	$49,200	$24,600	$-	$135,300

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

Although we are currently performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the first quarter of 2017. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered.

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

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2016.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations for Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary of Results of Operations

	Three Months Ended September 30,
	2016	2015

Revenue	$-	$-

Operating expenses:

General and administrative	80,768	127,363
Amortization and depreciation	-	44
Total operating expenses	80,768	127,407

Operating loss	(80,768)	(127,407)

Loss on fair value adjustment-derivatives	(86,394)	-
Gain on debt reversal	-	108,000
Interest expense	(49,193)	(66,964)
Interest expense – beneficial conversion feature	-	(6,250)

Net income (loss)	$(216,355)	$(92,621)

Operating Loss; Net Income (Loss)

Our net loss increased by $123,734, from ($92,621) to ($216,355), from the three months ended September 30, 2015 compared to September 30, 2016. Our operating loss decreased by $46,639, from $127,407 to $80,768 for the same periods. The change in our net loss for the three months ended September 30, 2016, compared to the prior year period, is primarily a result of us having a $108,000 gain on debt reversal in 2015 compared to none in 2016, a loss on fair value adjustment-derivatives of ($86,394) compared to none in 2016, offset by a decrease in our interest expenses and a slight decrease in our general and administrative expenses.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. On January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the first quarter of 2017. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered. As a result, we believe we will recognize our first revenue in 2017.

General and Administrative Expenses

General and administrative expenses decreased by $46,595, from $127,363 for the three months ended September 30, 2015 to $80,768 for the three months ended September 30, 2016, primarily due to a decrease in preproduction costs.

Fair Value Adjustment - Derivatives

Loss on Fair Value Adjustment -Derivatives increased by $86,394, from none for the three months ended September 30, 2015 to $86,394 for the three months ended September 30, 2016. For these amounts are largely due to a derivative liability calculated in September 2016 for all stock options, warrants and shares converted from accounts payable that are in excess of the Company’s authorized shares amount of 100,000,000.

Interest Expense

Interest expense decreased by $17,771, from $66,964 for the three months ended September 30, 2015 to $49,193 for the three months ended September 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended September 30, 2016 our interest expense did not include a beneficial conversion feature, compared to $6,250 for the three months ended September 30, 2015, related to a convertible debenture. This expense is amortized over time therefore the decrease in this expense is due to a note discount related to a convertible debenture that is now fully amortized.

Gain on Debt Reversal

For the three months ended September 30, 2015, we had a gain on debt reversal of $108,000 as a result of a forgiveness of debt related to a note payable in exchange for entering into a long-term lease agreement. We did not have a gain on debt reversal during the three months ended September 30, 2016.

Results of Operations for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary of Results of Operations

	Nine Months Ended September 30,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	275,191	316,594
Amortization and depreciation	-	413
Total operating expenses	275,191	317,007

Operating loss	(275,191)	(317,007)

Gain on debt reversal	-	108,485
Interest expense	(167,290)	(179,482)
Interest expense – beneficial conversion feature	(6,250)	(17,500)
Gain (Loss) on fair value adjustment – derivatives	(86,394)	25,456

Net income (loss)	$(535,125)	$(380,048)

Operating Loss; Net Income (Loss)

Our net loss increased by $155,077, from ($380,048) to ($535,125), from the nine months ended September 30, 2015 compared to September 30, 2016. Our operating loss decreased by $41,816, from $317,007 to $275,191 for the same periods. The change in our net loss for the nine months ended September 30, 2016, compared to the prior year period, is primarily a result of us having a $108,485 gain on debt reversal in 2015 compared to $0 in 2016, a loss on fair value adjustment-derivatives of ($86,394) compared to none in 2016, offset by decreases in our general and administrative expenses, interest expense and interest expense – beneficial conversion feature.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology. On January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. We are currently manufacturing the requested devices and expect to deliver the devices to on or about the end of August 2016. Under the terms of the purchase order we will receive $35,000 as payment for the devices once the devices are delivered. As a result, we believe we will recognize our first revenue in 2017.

General and Administrative Expenses

General and administrative expenses decreased by $41,403, from $316,594 for the nine months ended September 30, 2015 to $275,191 for the nine months ended September 30, 2016, primarily due to decrease in preproduction costs.

Interest Expense

Interest expense decreased slightly from $179,482 for the nine months ended September 30, 2015 to $167,290 for the nine months ended September 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

For the nine months ended September 30, 2016 our interest expense included a beneficial conversion feature of $6,250, compared to $17,500 for the nine months ended September 30, 2015, related to a convertible debenture. This expense is amortized over time therefore the decrease in the expense was due to less required amortization on the note discount.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the nine months ended September 30, 2016, we had a loss on fair value adjustment – derivatives of ($86,394) due to a derivative liability calculated in September 2016 for all stock options, warrants and shares converted from accounts payable that are in excess of the Company’s authorized shares amount of 100,000,000, compared to a gain on fair value adjustment – derivatives of $25,456 primarily due to decreases in our stock price during that period.

Gain on Debt Reversal

For the nine months ended September 30, 2015, we had a gain on debt reversal of $108,485 as a result of a forgiveness of debt related to a note payable in exchange for entering into a long-term lease agreement. We did not have a gain on debt reversal during the three months ended September 30, 2016.

Liquidity and Capital Resources for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Introduction

During the nine months ended September 30, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2016 was $20,154 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and as of December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015	Change

Cash	$20,154	$7,851	$12,303
Total Current Assets	20,154	7,851	12,303
Total Assets	20,154	7,851	12,303
Total Current Liabilities	2,654,431	2,162,376	492,055
Total Liabilities	$2,654,431	$2,162,376	$492,055

Our current assets increased as of September 30, 2016 as compared to December 31, 2015, due to us having more cash on hand as of September 30, 2016. The increase in our total assets between the two periods was also related to the increased cash on hand we had as of September 30, 2016.

Our current liabilities increased by $492,055, as of September 30, 2016 as compared to December 31, 2015. This increase was primarily due to an increase in our accounts payable of $131,711, an increase in our accrued interest payable of $91,690, an increase in our notes payable- current – related parties of $92,927, an increase in our derivative liability payable $86,394, and an increase in our related party payables of $84,000, partially offset by a decrease in our stock subscription payable of $(1,132).

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $105,624 for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $815 for the nine months ended September 30, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($532,078), offset by $3,603 in stock based compensation, ($86,394) change in fair value of derivative liability, ($3,047) in non controlling interest and $6,250 in note payable beneficial conversion expense, and changes in our accounts payable of $158,481, accrued interest payables of $91,690, related party payable of $84,000, stock subscription payable of ($1,132) and other payable of $215. For the period in 2015, the net cash provided by operating activities consisted primarily of our net income (loss) of ($376,555), a change in fair value of derivative liability of ($25,456), and note payable beneficial conversion expense of ($7,500), offset by stock based compensation of $56,631 and non controlling interest of ($3,493), and changes in accounts payable of $139,579, accrued interest payable of $127,703, related party payable of $89,500, and other payable of ($7).

Investments

We had no cash provided (used) by investing activities in the nine months ended September 30, 2016 or September 30, 2015.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2016 was $117,927, compared to $15,475 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our net cash from financing activities consisted of net proceeds from notes payable of $92,927 and net proceeds from share issuances of $25,000. For the nine months ended September 30, 2015, our net cash from financing activities consisted entirely of net proceeds from notes payable.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we issued the unregistered securities:

On September 1, 2016, in connection with our appointment of Ivan Braiker as our Interim Chief Executive Officer and Interim Secretary, we granted Mr. Braiker options to purchase 1,500,000 shares of our common stock at an exercise price of $0.0045 per share. The issuance of the options was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On September 1, 2016, Charles Bennington resigned from his positions as our President, Chief Financial Officer, and Secretary, but remains on our Board of Directors and as our Chairman of the Board. We are not aware of any disagreements Mr. Bennington had with us required to be disclosed under this Item. We provided Mr. Bennington with a copy of this disclosure in Item 5.02, and provided Mr. Bennington with the opportunity to furnish us as promptly as possible with a letter addressed to us stating whether he agrees with the statements made by us in response to this Item 5.02 and, if not, stating the respects in which he does not agree. Mr. Bennington did not supply us with any letter and informed our Board of Directors that he does not have any disagreements with the company or the disclosure herein as it relates to his resignation.

On September 1, 2016, our Board of Directors appointed Ivan Braiker, to the positions of Interim Chief Executive Officer (our Principal Executive Officer) and Interim Secretary of the company, as well as to our Board of Directors. Mr. Braiker is not related to any of our current officers or directors by family or marriage.

Ivan Braiker, age 65, is our Interim Chief Executive Officer, our Interim Secretary and a member of our Board of Directors. Mr. Braiker was Chief Executive Officer of DubLi, Inc. from May 2015 to January 2016. Prior to his position with DubLi, Mr. Braiker was President and Chief Executive Officer of Hipcricket, Inc. from 2004 to 2014. Earlier in his career, Mr. Braiker was President of Steamline Publishing, Inc., where he returned the company to profitability within one year. Prior to Steamline Publishing, Mr. Braiker was President and Chief Operating Officer of New Northwest Broadcasters, LLC, leading the acquisitions of radio stations across the Northwest while doubling cash flow within three years by strategically re-engineering and consolidating 43 stations across eight markets. As President of Satellite Music Network (SMN), he established the first radio network using satellites to distribute live 24-hour programming.

In connection with Mr. Braiker’s appointment, Mr. Braiker entered into a letter agreement with us, under which he will accrue a monthly retainer of $7,500, to be paid only if we successfully close financing of at least $200,000. Additionally, Mr. Braiker was granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.0045 per share. In the event we are successful in closing financing of at least $200,000, Mr. Braiker will be entitled to options to purchase an additional 1,500,000 shares of our common stock, with an exercise price based on the then-current price of our common stock. Currently, Mr. Braiker is not compensated for his services as a member of our Board of Directors.

On September 14, 2016, our Board of Directors appointed John O’Brien, to the position of Chief Financial Officer (our Principal Financial Officer) of the company. Mr. O’Brien is not related to any of our current officers or directors by family or marriage.

John O’Brien, age 64, is our Chief Financial Officer, appointed on September 14, 2016. From 2005-2010, Mr. O’Brien was First Vice President Business Financial Officer, Credit Card Operations for Bank of America. In this position, Mr. O’Brien managed the construction of business line annual expense plans and monthly expense and revenue forecasts for U.S. credit card operations. He also evaluated and presented actual monthly expense variances to the Chief Financial Officer for both plan and forecasts for the following divisions: credit card new account acquisition, retention business, credit line increases and consumer lending products. Mr. O’Brien retired from this position in 2010 and since that time has primarily been involved with Consumer Credit Counseling Service and establishing a financial consulting service, O’Brien Financial Consulting. From 1990 to 2005, Mr. O’Brien held a variety of positions with MBNA America Bank, including First Vice President, Corporate Strategic Planning. In this position, Mr. O’Brien managed corporate account profitability reporting for $120B credit card bank for U.S., Europe and Canada operations, analyzing and forecasting expense and revenue within the various marketing channels. Mr. O’Brien received his B.A., Finance from Providence College and his M.B.A., Finance from Fairleigh Dickinson University.

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

___________________

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

TransBiotec, Inc.

Dated: November 21, 2016	By:	/s/ Ivan Braiker
Ivan Braiker
President

