Form 10-K
period 2016-12-31
TransBiotec, Inc.
filed 2017-04-17
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2016: $292,142.41 as based on last reported sales price of such stock on June 30, 2016. The voting stock held by non-affiliates on that date consisted of 48,690,401 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 17, 2017, there were 100,000,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 - BUSINESS

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

Although we are still performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things play out. In connection with the purchaser order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

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

Although we are still performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things play out. In connection with the purchaser order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

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

We are actively working with outside engineering firms for testing and validation. We are progressing and encouraged with the initial findings. We have ongoing discussions with a couple of industrial design firms to work with us on the final design for the launch of the product. We expect to complete our final internal testing shortly and move forward with the steps necessary to bring a much-needed product to market.

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

Employees

As of December 31, 2016, we do not have any employees. Our executive officers are independent contractors.

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

ITEM 1A. - RISK FACTORS.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 - PROPERTIES

Our executive offices, consisting of approximately 500 square feet, are located at 400 N. Tustin Avenue, Suite 225, Santa Ana, California 92705. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

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

We currently have one outstanding judgment against us involving a past employee of the company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

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

ITEM 4 - MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2016 and 2015, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2015	First Quarter	$0.0024	$0.0019
	Second Quarter	$0.0032	$0.0017
	Third Quarter	$0.0040	$0.0024
	Fourth Quarter	$0.0087	$0.0025

2016	First Quarter	$0.02	$0.0030
	Second Quarter	$0.02	$0.0038
	Third Quarter	$0.0135	$0.0045
	Fourth Quarter	$0.0083	$0.0050

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

As of December 31, 2016, we had not adopted any stock option or bonus plans.

Holders

As of December 31, 2016, there were approximately 67,751,068 shares of our common stock outstanding held by 140 holders of record and numerous shares held in brokerage accounts. As of April 10, 2017, there were 100,000,000 shares of our common stock outstanding held by 148 holders of record. Of these shares, 48,576,401 were held by non-affiliates. As of June 30, 2016, there were 48,690,401 shares held by non-affiliates, which we valued at $292,142.41, based on our closing share price of $0.006 on June 30, 2016.

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

As of December 31, 2016, we did not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding as of December 31, 2016.

Preferred Stock

As of December 31, 2016, we had 1,388,575 shares of our Series A Preferred Stock outstanding, held by two holders. By amendments entered into with these two holders in February 2017, our shares of Series A Preferred Stock are not convertible into shares of our common stock until such time as we have increased our authorized common stock in order to permit conversions of the Series A Preferred Stock. Once we have sufficient authorized common stock, shares of our Series A Preferred Stock are convertible at a 35% discount rate to the average closing price per share of our common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Preferred Stock to shares of our common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least Five Cents ($0.05). The shares of Series A Preferred Stock vote on an “as converted” basis. Since the shares are not currently convertible, they cannot be voted until we increase our authorized common stock sufficient to permit conversions.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2016, we issued, or agreed to issue, the following unregistered securities:

None.

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

ITEM 6 - SELECTED FINANCIAL DATA

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

Although we are still performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things play out. In connection with the purchaser order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

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

The following discussion:

•	summarizes our plan of operation; and

•	analyzes our financial condition and the results of our operations for the year ended December 31, 2015.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2016 and 2015

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2016	2015
Revenue	$-	$-

Operating expenses:

General and administrative	396,143	446,983
Amortization and Depreciation	-	454
Total expenses	396,143	447,437

Operating loss	(396,143)	(447,437)

Interest expense	(218,339)	(251,500)
Interest expense - beneficial conversion feature	15,250	(23,750)
Gain (loss) on fair value adjustment – derivatives	-	25,456
Gain on debt reversal	-	485
Net loss	$(599,232)	$(696,746)

Operating Loss; Net Loss

Our net loss increased by $82,524, from $696,746 to $779,270 from the year ended 2015 compared to 2016. Our operating loss decreased by $51,294, from $447,437 to $396,143 for the same period. The change in our net loss for the year ended December 31, 2016, compared to the prior year is primarily a result of a decrease in our general and administrative expenses offset by gains in our interest expense related to beneficial conversion features of convertible notes and accrued interest on non-convertible notes payable. These changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, possibly during the first six months of our fiscal year ended December 31, 2017, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $50,840, from $446,983 for the year ended December 31, 2015 to $396,143 for the year ended December 31, 2016, primarily due to decreases in preproduction development and design costs and stock compensation expense.

Interest Income/Expense

Interest expense decreased by $33,161 to $218,339 for the year ended December 31, 2016. The decrease relates to the fact we incurred less interest expense on certain loans where we borrowed money during 2016 compared to 2015. In addition, certain loan payable were converted to preferred shares in 2015 which also attributed to the decrease in interest expense.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the year ended December 31, 2016, we did not incur a loss or gain on fair value adjustment - derivatives, compared to a gain of $25,456 for the year ended December 31, 2015.

Interest Expense - Beneficial Conversion Feature

In the year ended December 31, 2016 our interest expense-beneficial conversion feature was $15,250, compared to ($23,750) for the year ended December 31, 2015, all related to a convertible debenture whose beneficial conversion feature was reversed in 2016 due to us having convertible shares and stock options that if converted and issued would be in excess of our authorized common stock amount of 100,000,000.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2016 was $14,305 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and short terms promissory notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2016 and 2015, respectively, are as follows:

	December 31, 2016	December 31, 2015	Change

Cash	$14,305	$7,851	$6,454
Total Current Assets	14,305	7,851	6,454
Total Assets	14,305	7,851	6,454
Total Current Liabilities	3,026,185	2,162,376	863,809
Total Liabilities	$3,026,185	$2,162,376	$863,809

Our current assets increased by $6,454 as of December 31, 2016 as compared to December 31, 2015. The increase in our current assets between the two periods was attributed to an increase in our cash on hand of $6,454.

Our current liabilities increased by $863,809, as of December 31, 2016 as compared to December 31, 2015. A large portion of this increase was due to increases in our accrued interest payable, notes payable to related parties, derivative liability payable, notes payable-current, and our related party payables, partially offset by a decrease in our accounts payable. As a result, our total liabilities also decreased by $863,809.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2016 of $14,305 and $7,851 on December 31, 2015. Based on our revenues, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $131,473 for the year ended December 31, 2016, as compared to $120,749 for the year ended December 31, 2015. In 2016, the net cash used for operating activities consisted primarily of our net loss of $595,130 adjusted primarily by stock based compensation of $34,750 primarily related to the gain on the conversion of related party debt to equity, partially offset by note payable beneficial conversion expense of ($21,500) and stock option expense of ($7,512); and changes in assets and liabilities of accounts payable of ($272,280), stock subscription payable of ($27,801), accrued interest payable of $120,156, related party payable of $615,275, note payable of $6,250, and other payable of $20,421. In 2015, the net cash used for operating activities consisted primarily of our net loss of $691,734, adjusted primarily by note payable beneficial conversion expense of $23,750, stock option expense of $26,229, partially offset by change in fair value of derivative liabilities of ($25,456), in addition to changes in assets and liabilities of accounts payable of $221,678, stock subscription payable of $27,815, note payable of $321,172, accrued interest payable of ($136,726), related party payable of $116,391, and other payable of ($4,322).

Investments

We did not have any cash used for investing activities in the years ended December 31, 2016 and December 31, 2015.

Financing

Our net cash provided by financing activities for the year ended December 31, 2016 was $137,927, compared to $127,977 for the year ended December 31, 2015. For 2016, our financing activities related to net proceeds from notes payable. For 2015, our financing activities related to net proceeds from share issuances of $1,502, net proceeds from notes payable of $154,315, and net payments from notes payable of ($27,840).

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations for 2017 through 2021:

	2017 (1)	2018	2019	2020	2021	Total

Debt obligations	$-	$-	$-	$-	$-	$-
Capital leases	-	-	-	-	-	-
Operating leases	49,200	49,200	24,600	-	-	123,000
	$49,200	$49,200	$24,600	$-	$-	$123,000

 __________

(1)	The interest amount for the contractual obligation for 2017 has been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2016, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2016.

ITEM 9B - OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of April 10, 2017, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Ivan Braiker	66	Interim Chief Executive Officer, Interim Secretary and Director (September 2016)

Charles Bennington	72	Interim Chief Financial Officer, Chairman of the Board and a Director (December 2006)

Michael Lanphere	57	Vice President of Legal Affairs and General Counsel

Devadatt Mishal	68	Director (June 2010)

Daljit Khangura	50	Director (November 2013)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ivan Braiker, age 65, is our Interim Chief Executive Officer, our Interim Secretary and a member of our Board of Directors. Mr. Braiker was Chief Executive Officer of DubLi, Inc. from May 2015 to January 2016. Prior to his position with DubLi, Mr. Braiker was President and Chief Executive Officer of Hipcricket, Inc. from 2004 to 2014. Earlier in his career, Mr. Braiker was President of Steamline Publishing, Inc., where he returned the company to profitability within one year. Prior to Steamline Publishing, Mr. Braiker was President and Chief Operating Officer of New Northwest Broadcasters, LLC, leading the acquisitions of radio stations across the Northwest while doubling cash flow within three years by strategically re-engineering and consolidating 43 stations across eight markets. As President of Satellite Music Network (SMN), he established the first radio network using satellites to distribute live 24-hour programming. Mr. Braiker’s extensive executive managerial experience led us to believe Mr. Braiker is an ideal executive officer and director for our company.

Charles Bennington has been a director since April 2005. Mr. Bennington was appointed as our interim Chief Financial Officer in April 2017. Mr. Bennington was previously our President and Principal Executive, Financial and Accounting Officer from December 2006 to September 2016 and our Secretary from July 2013 to September 2016. Between May 2005 and December 2006, Mr. Bennington was our Chief Operating Officer. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington’s over 35 years of experience of positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT’s President at the time we acquired TBT and had experience with managing TBT’s development of the SOBR™ device led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

Michael Lanphere has been our Vice President of Legal Affairs and General Counsel since February 2017. Mr. Lanphere is an attorney and it the owner and founder of Lanphere Law Group, P.C., a general litigation law firm located in Orange County, California.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2016 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2016, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ivan Braiker	0	0	2
Devadatt Mishal	0	0	0
Daljit Khangura	0	0	0
Michael Lanphere	0	0	10

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2016;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2016,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2016, 2014 and 2013, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2016, 2015 and 2014 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)

Ivan Braiker Interim CEO and Interim Secretary	2016	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000

Charles Bennington (Former President, Former CFO, Former COO, Former Secretary)(3)	2016 2015 2014	120,000 120,000 120,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	120,000 120,000 120,000

Ronald Williams CTO(4)	2015 2014	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

________

(1)	Includes amounts paid and/or accrued.
(2)	Mr. Braiker was appointed to his executive officer positions effective September 1, 2016
(3)	Mr. Bennington resigned as an executive officer effective September 1, 2016
(4)	Mr. Williams resigned as Chief Technical Officer on July 30, 2013.

Employment Contracts

In May 2011, we entered into an employment agreement with Mr. Bennington which expires on the earlier of December 31, 2016 or Mr. Bennington's death. The employment agreement provides that we will pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. In addition the agreement allows Mr. Bennington to participate in all employee benefit plans generally available to our employees.

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

Director Compensation

The following table sets forth director compensation for 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ivan Braiker	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2016 and December 31, 2015. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ivan Braiker	1,500,000	-0-	-0-	$0.0045	None	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Daljit Khangura	450,000	-0-	-0-	$0.068	10/2019	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

Except as noted above, there were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2016.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2016.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Certain Relationships and Related Transactions, and Director Independence

We have not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee.

Currently, none of our directors are considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

None of our directors are considered independent because they each serve as an executive officer of the Company, or recently served as an executive officer of the company, or own more than 10% of our outstanding voting securities.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2017, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Ivan Braiker (3)	Interim CEO, Interim Secretary and Director	-0-		0%

Common Stock	Charles Bennington (3)	Interim CFO and Director	1,004,422		1.0%

Common Stock	Devadatt Mishal (3)	Director	7,369,187		7.3%

Common Stock	Daljit Khangura (3)	Director	496,357	(4)	0.4%

Common Stock	Michael A. Lanphere	Vice President of Legal Affairs and General Counsel	42,553,633	(5)	42.5%

	All Officers and Directors as a Group (5 persons)		51,423,599	(4)	51.4%

____________

(1)	Unless otherwise indicated, based on 100,000,000 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 400 N. Tustin Ave., Suite 225, Santa Ana, CA 92705.

(3)	Indicates one of our officers or directors.

(4)	Does not include options to purchase 450,000 shares of our common stock at $0.068 per share, which are owned by Mr. Khangura and exercisable at any time since we do not have sufficient authorized common stock to honor an exercise request. The options expire in October 2019.

(5)	Does not include 12,055,145 shares of our common stock issuable to Mr. Lanphere if he exercises the remaining stock option fees under certain loan agreements with us, 16,019,785 shares of our common stock if he were to convert his shares of Series A Preferred Stock based on our current stock price, and 3,160,519 shares of our common stock due to Mr. Lanphere for 50% of his outstanding legal invoices, which he has agreed to take in stock at $0.09 per share. These shares are not included since we do not have sufficient authorized common stock to issue any additional shares of common stock.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock option, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock option, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement.

On March 8, 2017, we received a Notice of Conversion from Mr. Lanphere evidencing Mr. Lanphere’s desire to exercise options to acquire 32,248,932 shares of our common stock in exchange for the cancellation of $112,871.26 of debt owed to Mr. Lanphere. After this exercise, Mr. Lanphere still owns options to acquire an additional 12,055,145 shares of our common stock.

On November 20, 2015, we entered into a Debt Conversion and Series A Convertible Preferred Stock Purchase Agreement with Mr. Lanphere, under which Mr. Lanphere agreed to convert $520,643 of debt owed to him into 520,643 shares of our Series A Preferred Stock. By its terms, shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time at a 35% discount to the average of our closing stock price for the last fifteen (15) days prior to conversion, so long as the minimum average closing price for our common stock is at least $0.05 per share during the pricing period. However, in February 2017, we entered into an amendment with all holders of our Series A Preferred Stock, including Mr. Lanphere, under which all parties agreed that our shares of Series A Preferred Stock are not convertible into shares of our common stock until such time as we have increased our authorized common stock in sufficient amount in order to permit conversions of the Series A Preferred Stock. The shares of Series A Preferred Stock vote on an “as converted” basis. Since the shares are not currently convertible, they cannot be voted until we increase our authorized common stock sufficient to permit conversions. Once we increase our authorized common stock, Mr. Lanphere will have the right to convert his shares of Series A Preferred Stock into our common stock (if the minimum stock price is achieved).

On December 31, 2016, Mr. Lanphere agreed to accept 3,160,519 shares of our common stock in lieu of $284,500, which was one-half of the then-current legal fees owed we owed him for legal services he provided to the company through that date.

Corporate Governance

As of December 31, 2016, our Board of Directors consisted of Charles Bennington, Ivan Braiker, Devadatt Mishal, and Daljit Khangura. As of December 31, 2016, Mr. Mishal qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2016 and December 31, 2015 for professional services rendered by Anton & Chia, LLP for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$30,085	$20,680
Tax Fees	0	0
All Other Fees	0	0
Total	$30,085	$20,680

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

TransBiotec, Inc.

Dated: April 17, 2017	By:	/s/ Ivan Braiker
	Name	Ivan Braiker
	Its:	Interim Chief Executive Officer
(Principal Executive Officer) and Principal Accounting Officer

Dated: April 17, 2017	By:	/s/ Charles Bennington
	Name:	Charles Bennington
	Its:	Interim Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2017	By:	/s/ Charles Bennington
Charles Bennington
Director Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: April 17, 2017	By:	/s/ Ivan Braiker
Ivan Braiker
Director, Interim Chief Executive Officer, and Interim Secretary

Dated: April 17, 2017	By:	/s/ Devadatt Mishal
Devadatt Mishal
Director

Dated: April 17, 2017	By:	/s/ Daljit Khangura
Daljit Khangura
Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TransBiotec, Inc.

194 N Marina Dr., Suite 202

Long Beach, CA 90803

We have audited the accompanying consolidated balance sheets of TransBiotec, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional funds through equity or debt financing and by generating revenue. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 17, 2017

TransBiotec, Inc.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2016	Dec. 31, 2015

ASSETS

Current assets
Cash	$14,305	$7,851
Total current assets	14,305	7,851

Total Assets	$14,305	$7,851

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$349,849	$622,129
Accrued interest payable	302,834	182,678
Notes payable - current - related parties	627,022	489,095
Notes payable - current, net	163,574	157,324
Derivative liability	180,038	-
Stock subscription payable	28,081	55,882
Related party payables	1,111,754	412,656
Other payables	263,033	242,612
Total current liabilties	3,026,185	2,162,376

Total Liabilities	3,026,185	2,162,376
Stockholders' Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, No shares issued or outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $.00001 par value; 100,000,000 shares authorized; 67,751,068 and 60,251,068 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	677	602
Additional paid in capital	14,095,430	14,353,628
Accumulated deficit	(17,064,086)	(16,468,956)
Total Transbiotec, Inc. stockholders' deficit	(2,967,979)	(2,114,726)
Noncontrolling interest	(43,901)	(39,799)

Total Stockholders' Deficit	(3,011,880)	(2,154,525)

Total Liabilities and Stockholders' Deficit	$14,305	$7,851

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2016	Dec. 31, 2015

Revenues	$-	$-

Amortization & depreciation	-	454
General and administrative	396,143	446,983
	396,143	447,437
Loss from operations	(396,143)	(447,437)

Other income (expense):
Gain (Loss) on fair value adjustment - derivatives	-	25,456
Gain on debt reversals	-	485
Interest expense	(218,339)	(251,500)
Interest expense - beneficial conversion feature	15,250	(23,750)
	(203,089)	(249,309)

Loss before provision for income taxes	(599,232)	(696,746)

Net loss	(599,232)	(696,746)
Less: Net loss attributable to noncontrolling interest	4,102	5,012

Net loss attributable to TranBioTec, Inc.	$(595,130)	$(691,734)

Net loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	67,320,740	59,261,114

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Stockholders'
	Common Stock		Additional		Deficit -	Total
		Amount	Paid in	Accumulated	TransBiotec	Stockholders'	Noncontrolling
	Shares	($.0001 Par)	Capital	Deficit	Inc.	Deficit	Interest

Balances at January 1, 2014	58,416,660	$585	$12,716,630	$(15,777,222)	$(3,060,007)	$(3,094,794)	$(34,787)
Stock issued for cash	834,408	7	1,495	-	1,502	1,502	-
Stock issued to settle accrued interest	1,000,000	10	3,890	-	3,900	3,900	-
Paid in capital - beneficial conversion feature	-	-	25,000	-	25,000	25,000	-
Paid in capital - Stock option expense	-	-	26,229	-	26,229	26,229	-
Paid in capital - Gain on related party debt conversion	-	-	1,472,384	-	1,472,384	1,472,384	-
Paid in capital - Gain on related party forgiveness of debt	-	-	108,000	-	108,000	108,000	-
Share exchange - noncontrolling interest	-	-	-	-	-	(5,012)	(5,012)
Net loss for the year	-	-	-	(691,734)	(691,734)	(691,734)	-
Balances at December 31, 2015	60,251,068	602	14,353,628	(16,468,956)	(2,114,726)	(2,154,525)	(39,799)
Stock issued for cash	5,000,000	50	24,950	-	25,000	25,000	-
Stock issued to settle accounts payable	2,500,000	25	9,725	-	9,750	9,750	-
Paid in capital - beneficial conversion feature	-	-	(21,500)	-	(21,500)	(21,500)	-
Paid in capital - Stock option expense	-	-	(7,512)	-	(7,512)	(7,512)	-
Paid in capital - Gain on related party debt conversion	-	-	(83,823)	-	(83,823)	(83,823)	-
Paid in capital - Reclassification of common share equivalents to derivative liabilities	-	-	(180,038)	-	(180,038)	(180,038)	-
Share exchange - noncontrolling interest	-	-	-	-	-	(4,102)	(4,102)
Net loss for the year	-	-	-	(595,130)	(595,130)	(595,130)	-
Balances at December 31, 2016	67,751,068	677	$14,095,430	$(17,064,086)	$(2,967,979)	$(3,011,880)	$(43,901)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended Ended
	December 31,
	2016	2015

Operating Activities:
Net loss	$(595,130)	$(691,734)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	-	454
Change in fair value of derivative liability	-	(25,456)
Note payable beneficial conversion expense	(21,500)	23,750
Stock Option Expense	(7,512)	26,229
Stock Based Compensation	34,750	-
Changes in assets and liabilities:
Accounts payable	(272,280)	221,678
Stock subscription payable	(27,801)	27,815
Accrued interest payable	120,156	(136,726)
Related party payable	615,275	116,391
Note payable	6,250	321,172
Other payable	16,319	(4,322)
Net cash used for (provided by) operating activities	(131,473)	(120,749)

Financing Activities:
Net proceeds from shares issuances	-	1,502
Net proceeds from notes payable	137,927	154,315
Net payments from notes payable	-	(27,840)
Net cash provided by financing activities	137,927	127,977

Net Change In Cash	6,454	7,228

Cash At The Beginning Of The Period	7,851	623

Cash At The End Of The Period	$14,305	$7,851

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$9,750	$1,472,384

Issuances of shares to settle accrued interest	$-	$3,900

Gain on forgiveness of debt - related party	$-	$108,000

Reclassification of common share equivalents to derivative liabilities	$180,038	$-

Shares issued for cash received in prior year	$25,000	$-

Supplemental Disclosure

Cash paid for interest	$12,500	$13,825

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec - DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec - CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company". The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2016 and December 31, 2015.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 41,384,476 stock options that can be converted to common stock if exercised.

Financial Instruments

Pursuant to ASC Topic 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets: quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, accounts payable, accrued expenses, notes payable, related party payables, convertible debentures, and other payable. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2016 and 2015 on a recurring basis:

December 31, 2015
	Level 1	Level 2	Level 3
	$	$	$

	-	-	-
	-	-	-

December 31, 2016
	Level 1	Level 2	Level 3
	$	$	$

Derivative liabilities	(180,038)	-	-
	(180,038)	-	-

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

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in fair value are recorded in the consolidated statement of income under other income (expenses).

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Sholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.

b.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoptions of ASU 2014-15 on its consolidated financial statements.

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at December 31, 2016. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of December 31, 2016, the accumulated deficit is $17,064,086. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3. RELATED PARTY TRANSACTIONS

As of December 31, 2016 and December 31, 2015, the Company had payables due to officers, for accrued compensation and services of $1,111,754 and $412,656 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. Per this agreement during the year ended December 31, 2016 and December 2015, approximately $61,009 of accounts payable is convertible into 677,871 shares and $86,624 is convertible into 962,494 shares.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company’s largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 4. PROPERTY & EQUIPMENT

Property and equipment values recorded at cost are as follows:

	Dec. 31, 2016	Dec. 31, 2015
Office and Lab Equipment	$32,127	$32,127
Furniture and fixtures	11,556	11,556
	43,683	43,683

Less accumulated depreciation	(43,683)	(43,683)
Property & Equipment, Net	$-	$-

Depreciation expense for the year ended December 31, 2016 and 2015 was none, and $454, respectively.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

NOTE 5. NOTES PAYABLE

	December 31, 2016	December 31, 2015
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$180,001	$180,001

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to related party, unsecured, due 01/23/2014, simple interest 9% convertible at holder’s option at $.08 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$50,000	$50,000

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Note payable to related party, unsecured, due 07/02/2014, simple interest 9% convertible at holder’s option at $.04 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18% convertible at holder’s option at $.016 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10% yearly. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$5,000	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9% convertible at holder’s option at $0.04 per TBT-DE share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to related party, unsecured, due 4/08/2015, simple interest 7% convertible at holder’s option at $0.0072 per TBT-DE share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$106,334

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at holder’s option at $0.0017 per TBT-DE share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$13,000	$13,000

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Note payable to related party, unsecured, due on demand, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,277	$-

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$-

Note payable to related party, unsecured, due 5/1/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,750	$-

Note payable to related party, unsecured, due 11/9/2016, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$15,000	$-

Note payable to related party, unsecured, due 7/26/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,900	$-

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Note payable to related party, unsecured, due 8/03/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$-

Note payable to related party, unsecured, due 9/28/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$-

Note payable to related party, unsecured, due 10/05/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$-

Note payable to related party, unsecured, due 11/15/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$25,000	$-

	$790,596	$652,669

Less note discounts	-	(5,000)

Less current - related parties	(627,022)	(489,095)

Less current - non-related parties	(163,574)	(157,324)

Long-term - related parties	$-	$-

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Required principal payments from December 31, 2016 forward are as follows:

2017	$790,596
2018	$-
2019	$-
2020	$-
2021	$-
$790,596

Interest expense under notes payable for the years ended December 31, 2015 and December 31, 2016 was $198,327 and $121,338 respectively.

During the years ended December 31, 2015 and December 31, 2016 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $23,750 and none, respectively.

In 2012 the company borrowed $110,000 under convertible notes with a variable conversion price based on a percentage of market price of which $103,395 were converted at December 31, 2014. The Company paid the remaining principal balance due on these convertible notes in January 2015. The Company determined that these notes have an embedded derivative and are therefore accounted for at fair value. The Company recorded fair market value adjustments for the years ended December 31, 2015 and December 31, 2016 of $(25,456) and none, respectively. The fair market value adjustments were based on the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 0.21%, dividend yield of 0%, expected life of 1 year, volatility between 128% - 354%. The fair value derivative liability under the notes as of December 31, 2015 and December 31, 2016 was none and none, respectively.

NOTE 6. DERIVATIVE LIABILITY

The Company determined approximately 15,643,398 stock options for common shares that were granted and a note convertible into 15,646,982 common shares during the year ended December 31, 2016 were in excess of the Company’s authorized shares amount of 100,000,000 which carry an embedded derivative and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 1 Inputs, the Company recorded fair market value adjustments related to stock options for shares that were granted over the Company’s 100,000,000 authorized shares amount for year ended December 31, 2016 and December 31, 2015 of $180,038 and none, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.23% - 0.85%, dividend yield of 0%, expected life of 1 year, volatility between 256% - 375%.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2014	-
Derivative loss due to new issuances	-
Derivative loss due to mark to market adjustments	-
Balance at December 31, 2015	-
Derivative loss due to new issuances	(113,180)
Derivative gain due to mark to market adjustment	(66,858)
Balance at December 31, 2016	(180,038)

NOTE 7. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2015 and 2016 the Company had net operating loss carry forwards of approximately $7,048,000 and $7,299,000 respectively, that may be offset against future taxable income, if any, ratably through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax asset of at each date of $1,410,000 and $1,460,000 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2015 and 2016 was $133,000 and $123,000.

The effects of temporary differences that gives rise to significant portions of deferred tax assets at December 31, 2016 and 2015 are as follows:

	Dec. 31,	Dec. 31,
	2016	2015

Deferred tax asset
Federal	$1,095,000	$1,057,000
State	365,000	353,000

Valuation allowance	(1,460,000)	(1,410,000)
Net deferred tax asset	$-	$-

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

There is no current or deferred tax expense for the years ended December 31, 2016 and 2015. The Company has not filed tax returns however management believes there are no taxes due as of December 31, 2015 and 2016.

There was no Federal income tax expense for the years ended December 31, 2016 and 2015 due to the Company’s net losses. For the years ended December 31, 2016 and 2015 state income tax expense was zero.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the tax year of 2016, 2015, and 2014.

NOTE 8. STOCK OPTIONS AND SUBSCRIPTIONS PAYABLE

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec - CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015. During the nine months ended September 30, 2016, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at September 30, 2016

During 2012 the Company granted 29,678 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. No options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012.

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

During 2013 the Company granted 5,321,735 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 7% - 14%, dividend yield of 0%, expected life of five years, volatility between 179% - 186%. No options were exercised or expired, leaving a December 31, 2013 outstanding balance of 5,351,413 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $145,997 in 2013.

During 2014 the Company granted 8,403,633 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 1.55% - 1.77%, dividend yield of 0%, expected life of five years, volatility between 147% - 178%. No options were exercised or expired, leaving a December 31, 2014 outstanding balance of 13,755,046 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $69,886 in 2014.

During the year ended December 31, 2015, the Company granted 16,282,995 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a December 31, 2015 outstanding balance of 30,038,041 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $27,731 during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company granted 11,346,435 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.03% - 1.30%, dividend yield of 0%, expected life of five years, a volatility rate between 162% - 167%. No options were exercised or expired, leaving a December 31, 2016 outstanding balance of 41,384,476 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $3,603 during the year ended December 31, 2016.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	30,038,041	$.0143

Granted	11,346,435	.0056
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	41,384,476	$.0119

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Following is a summary of the status of options for Delaware outstanding at December 31, 2016:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at December 31, 2016

$0.0900	29,678	2 years	0.0900	-
$0.1700	83,333	3 years	0.1700	-
$0.1700	27,778	3 years	0.1700	-
$0.1700	362,624	3 years	0.1700	-
$0.1300	80,914	3 years	0.1300	-
$0.1300	429,086	3 years	0.1300	-
$0.0600	38,000	3 years	0.0600	-
$0.0400	250,000	3 years	0.0400	-
$0.0400	1,625,000	3 years	0.0400	-
$0.0500	400,000	3 years	0.0500	-
$0.0400	75,000	3 years	0.0400	-
$0.0400	300,000	3 years	0.0400	-
$0.0200	300,000	3 years	0.0200	-
$0.0200	1,200,000	3 years	0.0200	-
$0.0400	150,000	3 years	0.0400	-
$0.0125	1,200,000	4 years	0.0125
$0.0150	50,137	4 years	0.0150	-
$0.0150	140,000	4 years	0.0150	-
$0.0190	31,256	4 years	0.0190	-
$0.0161	167,702	4 years	0.0161	-
$0.0147	204,082	4 years	0.0147	-
$0.0200	75,000	4 years	0.0200	-
$0.0198	75,758	4 years	0.0198	-
$0.0213	165,915	4 years	0.0213	-
$0.0195	133,262	4 years	0.0195	-
$0.0188	79,787	4 years	0.0188	-
$0.0140	229,714	4 years	0.0140	-
$0.0190	50,000	4 years	0.0190	-
$0.0127	42,283	4 years	0.0127	-
$0.0090	213,833	4 years	0.0090	-
$0.0074	48,649	4 years	0.0074	-
$0.0060	375,000	4 years	0.0060	-
$0.0098	612,245	4 years	0.0098	-
$0.0098	61,224	4 years	0.0098	-
$0.2500	25,000	4 years	0.2500	-

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

$0.0680	450,000	4 years	0.0680	-
$0.0072	123,828	4 years	0.0072	-
$0.0056	375,000	4 years	0.0056	-
$0.0070	250,000	4 years	0.0070	-
$0.0070	373,714	4 years	0.0070	-
$0.0041	850,244	4 years	0.0041	-
$0.0045	2,000,000	4 years	0.0045	-
$0.0024	150,000	5 years	0.0024	-
$0.0010	7,625,544	5 years	0.0010	-
$0.0024	1,770,000	5 years	0.0024	-
$0.0023	400,782	5 years	0.0023	-
$0.0012	275,000	5 years	0.0012	-
$0.0017	1,764,706	5 years	0.0017	-
$0.0018	2,463,333	5 years	0.0018	-
$0.0021	285,714	5 years	0.0021	-
$0.0018	333,333	5 years	0.0018	-
$0.0018	1,083,333	5 years	0.0018	-
$0.0032	131,250	5 years	0.0032	-
$0.0040	2,250,000	5 years	0.0040	-
$0.0040	562,500	5 years	0.0040	-
$0.0060	390,000	5 years	0.0060	-
$0.0070	1,714,825	5 years	0.0070	-
$0.0045	1,500,000	5 years	0.0045	-
$0.0070	1,714,825	5 years	0.0070	-
$0.0070	1,714,285	5 years	0.0070	-
$0.0050	1,500,000	5 years	0.0050	-
Total	41,384,476		0.0119

TransBiotec, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF

DECEMBER 31, 2016

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At December 31, 2015 and December 31, 2016, the Company converted certain accounts payable into common shares which amounts to $55,868 for 6,049,578 common shares to be issued, and $28,067 for 87,084 common shares to be issued, respectively.

At December 31, 2015 and December 31, 2016, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued, and $14 for 1,388,575, respectively.

NOTE 9. COMMON STOCK

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $24,600 and $52,420 for the years ended December 31, 2015 and December 31, 2016, respectively.

As of December 31, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2017	2018	2019	2020	2021	Total

Operating leases	49,200	49,200	24,600	-	-	123,000
	$49,200	$49,200	$24,600	$-	$-	$123,000

