Form 10-Q
period 2017-03-31
TransBiotec, Inc.
filed 2017-05-22
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

_______________________________

(Former address, if changed since last report)

__________________________________

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 22, 2017, there were 100,000,000 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of March 31, 2017 and December 31, 2016, the statements of operations for the three months ended March 31, 2017 and 2016, statements of cash flows for the three months ending March 31, 2017 and 2016, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Mar. 31, 2017	Dec. 31, 2016

ASSETS

Current assets
Cash	$26,407	$14,305
Prepaid expenses	5,964	-
Total current assets	32,371	14,305

Total Assets	$32,371	$14,305

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$352,264	$349,849
Accrued interest payable	293,639	302,834
Notes payable - current - related parties	592,350	627,022
Notes payable - current, net	163,574	163,574
Derivitive liability	539,327	180,038
Stock subscription payable	53,081	28,081
Related party payables	1,166,799	1,111,754
Other payables	290,532	263,033
Total current liabilties	3,451,566	3,026,185

Total Liabilities	3,451,566	3,026,185
Stockholders' Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, No shares issued or outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $.00001 par value; 100,000,000 shares authorized; 100,000,000 and 67,751,068 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,000	677
Additional paid in capital	14,176,591	14,095,430
Accumulated deficit	(17,551,920)	(17,064,086)
Total Transbiotec, Inc. stockholders' deficit	(3,374,329)	(2,967,979)
Noncontrolling interest	(44,866)	(43,901)

Total Stockholders' Deficit	(3,419,195)	(3,011,880)

Total Liabilities and Stockholders' Deficit	$32,371	$14,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016

Revenues	$-	$-

General and administrative expenses	133,353	98,011
	133,353	98,011

Loss from operations	(133,353)	(98,011)

Other income (expense):
Gain on non-related party share issuances	-	2,250
Gain (Loss) on fair value adjustment - derivatives	(313,419)	-
Interest expense	(45,527)	(64,212)
Interest expense - beneficial conversion feature	3,500	(6,250)
	(355,446)	(68,212)

Loss before provision for income taxes	(488,799)	(166,223)

Net loss	(488,799)	(166,223)
Less: Net loss attributable to
noncontrolling interest	965	1,071
Net loss attributable to TranBioTec, Inc.	$(487,834)	$(165,152)

Net loss per share
(Basic and fully diluted)	$(0.007)	$(0.003)

Weighted average number of common shares outstanding	74,200,854	66,020,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016

Operating Activities:
Net loss	$(487,834)	$(165,152)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on non-related party share issuances	-	(2,250)
Change in fair value of derivative liability	313,419	-
Note payable benefical feature conversion expense	(3,500)	6,250
Stock option expense	17,983	-
Changes in assets and liabilities:
Prepaid expenses	(5,964)	-
Accounts payable	2,415	61,713
Stock subscription payable	-	(24,299)
Accrued interest payable	29,004	36,432
Related party payable	55,045	27,500
Other payable	26,534	24,445
Net cash used for (provided by) operating activities	(52,898)	(35,361)

Financing Activities:
Net proceeds from shares issuances	25,000	-
Net proceeds from notes payable - related parties	40,000	30,277
Net cash provided by financing activities	65,000	30,277

Net Change In Cash	12,102	(5,084)

Cash At The Beginning Of The Period	14,305	7,851

Cash At The End Of The Period	$26,407	$2,767

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$112,871	$22,936

Reclassification of derivative liabilities to common share equivalents	$154,049	$-

Reclassification of common share equivalents to derivative liabilities	$199,919	$-

Shares issued for cash received in prior year	$-	$25,000

Supplemental Disclosure

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2017 and December 31, 2016.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2017.

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 12,746,121 stock options that can be converted to common stock if exercised.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2017 and December 2016 on a recurring basis:

March 31, 2017
	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	(539,327)	-
	-	(539,327)	-
December 31, 2016
	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	(180,038)	-
	-	(180,038)	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at March 31, 2017. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of March 31, 2017, the accumulated deficit is $17,551,920. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3. RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the Company had payables due to officers, for accrued compensation and services of $1,166,799 and $1,111,754 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. Per this agreement as of March 31, 2017 and the year ended December 31, 2016, approximately $164,044 of accounts payable is convertible into 1,822,707 shares and $147,633 is convertible into 1,640,365 shares, respectively.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company’s largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

On February 10, 2017, a related party irrevocably elected to exercise options in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871 which was used for the deduction of the principal and accrued interest of a related party note payable. The balance of the note after the debt deduction is $31,661.76.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 4. NOTES PAYABLE

	December 31, 2016	March 31, 2017
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$180,001	$180,001

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to related party, unsecured, due 01/23/2014, simple interest 9% convertible at holder’s option at $.08 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$50,000	$50,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to related party, unsecured, due 07/02/2014, simple interest 9% convertible at holder’s option at $.04 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18% convertible at holder’s option at $.016 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10% yearly. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$5,000	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9% convertible at holder’s option at $0.04 per TBT-DE share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to related party, unsecured, due 4/08/2015, simple interest 7% convertible at holder’s option at $0.0072 per TBT-DE share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$31,662

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at holder’s option at $0.0017 per TBT-DE share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$13,000	$13,000

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due on demand, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,277	$15,277

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to related party, unsecured, due 5/1/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,750	$3,750

Note payable to related party, unsecured, due 11/9/2016, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$15,000	$15,000

Note payable to related party, unsecured, due 7/26/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,900	$3,900

Note payable to related party, unsecured, due 8/03/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

Note payable to related party, unsecured, due 9/28/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Note payable to related party, unsecured, due 10/05/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

Note payable to related party, unsecured, due 11/15/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$25,000	$25,000

Note payable to related party, unsecured, due 01/16/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$25,000

Note payable to related party, unsecured, due 02/06/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$10,000

Note payable to related party, unsecured, due 03/12/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$5,000

	$790,596	$755,924

Less current - related parties	(627,022)	(592,350)

Less current – non-related parties	(163,574)	(163,574)

Long-term – related parties	$-	$-

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Required principal payments from March 31, 2017 forward are as follows:

2017	$715,924
2018	$40,000
2019	$-
2020	$-
2021	$-
$755,924

Interest expense under notes payable for the years ended March 31, 2017 and March 31, 2016 was $23,568 and $28,490 respectively.

During the years ended March 31, 2017 and March 31, 2016 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $(3,500) and $6,250, respectively.

Interest payments of $234,592 on the Company’s borrowings with a principal amount of $592,792 was overdue as of March 31, 2017. The principal and interest balances on the notes in default are expected to be settled/paid upon the receipt of funds from operating or financial activities.

NOTE 5. DERIVATIVE LIABILITY

The Company determined approximately 12,746,121 stock options for common shares that were granted, notes convertible of 22,137,880 common shares, and a share purchase for 3,571,429 common shares totaling 38,455,430 common shares at March 31, 2017 were in excess of the Company’s authorized shares amount of 100,000,000 which carries an embedded derivative and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 1 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount for year ended March 31, 2017 and December 31, 2016 of $539,327 and $180,038, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	-
Derivative loss due to new issuances	(113,180)
Derivative loss due to mark to market adjustments	(66,858)
Balance at December 31, 2016	(180,038)
Derivative change due to reclassifications to equity	154,049
Derivative change due to new issuances	(199,919)
Derivative loss due to mark to market adjustment	(313,419)
Balance at March 31, 2017	(539,327)

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The balance of deferred tax assets and deferred tax liabilities are none and none, respectively at March 31, 2017.

NOTE 7. STOCK OPTIONS AND SUBSCRIPTIONS PAYABLE

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, none of these options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015. During the three months ended March 31, 2017, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at March 31, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Beginning on December 12, 2012, Michael A. Lanphere began loaning the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock option, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock option, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement.

During 2012 the Company granted 29,678 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. None of these options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012. During the three months ended March 31, 2017, 29,678 options were exercised leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-DE granted in 2012 at March 31, 2017.

During 2013 the Company granted 5,321,735 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 7% - 14%, dividend yield of 0%, expected life of five years, volatility between 179% - 186%. None of these options were exercised or expired, leaving a December 31, 2013 outstanding balance of 5,351,413 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $145,997 in 2013. During the three months ended March 31, 2017, 5,321,735 options were exercised leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-DE granted in 2013 at March 31, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

During 2014 the Company granted 8,403,633 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 1.55% - 1.77%, dividend yield of 0%, expected life of five years, volatility between 147% - 178%. No options were exercised or expired, leaving a December 31, 2014 outstanding balance of 13,755,046 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $69,886 in 2014. During the three months ended March 31, 2017, 7,016,388 of these options were exercised leaving an outstanding balance of non-employee stock options in the stock of Transbiotec – DE granted in 2014 of 1,387,245 at March 31, 2017.

During the year ended December 31, 2015, the Company granted 16,282,995 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a December 31, 2015 outstanding balance of 30,038,041 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $27,731 during the year ended December 31, 2015. During the three months ended March 31, 2017, all of the 16,282,995 options were exercised leaving no outstanding balance of non-employee stock options in the stock of Transbiotec - DE granted in 2015 at March 31, 2017.

During the year ended December 31, 2016, the Company granted 11,346,435 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.03% - 1.30%, dividend yield of 0%, expected life of five at a December 31, 2016. None of these options were exercised or expired at December 31, 2016 leaving an outstanding balance of 41,384,476 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $17,983 and $3,603 during the three months ended March 31, 2017 and during the year ended December 31, 2016, respectively. During the three months ended March 31, 2017, 3,598,136 options were exercised leaving a stock options outstanding balance of non-employee stock options in the stock of Transbiotec – DE granted in 2016 of 6,429,110 at March 31, 2017.

During the three months ended March 31, 2017, the Company granted 3,610,577 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between .08% - 1.30%, dividend yield of 0%, expected life of five years, a volatility rate between 321% - 362%. None of these options were exercised or expired at March 31, 2017. Since these stock options if exercised would be in excess of the 100,000,000 authorized shares, no stock compensation expense was recorded as the options were treated as a derivative liability at March 31, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

The total outstanding balance of all non-employee stock options in Transbiotec – DE is 12,746,121 at March 31, 2017.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	41,384,476	$.0119

Granted	3,610,577	.0066
Exercised	32,248,932	.0035
Forfeited	-	-
Outstanding at March 31, 2017	12,746,121	$.0092

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Following is a summary of the status of options for Delaware outstanding at March 31, 2017:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at March 31, 2017

$0.0035	29,678	1 year	0.0035	29,678
$0.0035	83,333	2 years	0.0035	83,333
$0.0035	27,778	2 years	0.0035	27,778
$0.0035	362,624	2 years	0.0035	362,624
$0.0035	80,914	2 years	0.0035	80,914
$0.0035	429,086	2 years	0.0035	429,086
$0.0035	38,000	2 years	0.0035	38,000
$0.0035	250,000	2 years	0.0035	250,000
$0.0035	1,625,000	2 years	0.0035	1,625,000
$0.0035	400,000	2 years	0.0035	400,000
$0.0035	75,000	2 years	0.0035	75,000
$0.0035	300,000	2 years	0.0035	300,000
$0.0035	300,000	2 years	0.0035	300,000
$0.0035	1,200,000	2 years	0.0035	1,200,000
$0.0035	150,000	2 years	0.0035	150,000
$0.0035	1,200,000	3 years	0.0035	1,200,000
$0.0035	50,137	3 years	0.0035	50,137
$0.0035	140,000	3 years	0.0035	140,000
$0.0035	31,256	3 years	0.0035	31,256
$0.0035	167,702	3 years	0.0035	167,702
$0.0035	204,082	3 years	0.0035	204,082
$0.0035	75,000	3 years	0.0035	75,000
$0.0035	75,758	3 years	0.0035	75,758
$0.0035	165,915	3 years	0.0035	165,915
$0.0035	133,262	3 years	0.0035	133,262
$0.0035	79,787	3 years	0.0035	79,787
$0.0035	229,714	3 years	0.0035	229,714
$0.0190	50,000	3 years	0.0190	-
$0.0035	42,283	3 years	0.0035	42,283
$0.0035	213,833	3 years	0.0035	213,833
$0.0035	48,649	3 years	0.0035	48,649
$0.0035	375,000	3 years	0.0035	375,000
$0.0098	612,245	3 years	0.0098	-
$0.0035	61,224	3 years	0.0035	61,224
$0.2500	25,000	3 years	0.2500	-
$0.0680	450,000	3 years	0.0680	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

$0.0035	123,828	3 years	0.0035	123,828
$0.0035	375,000	3 years	0.0035	375,000
$0.0070	250,000	3 years	0.0070	-
$0.0035	373,714	3 years	0.0035	373,714
$0.0035	850,244	3 years	0.0035	850,244
$0.0035	2,000,000	3 years	0.0035	2,000,000
$0.0035	150,000	4 years	0.0035	150,000
$0.0035	7,625,544	4 years	0.0035	7,625,544
$0.0035	1,770,000	4 years	0.0035	1,770,000
$0.0035	400,782	4 years	0.0035	400,782
$0.0035	275,000	4 years	0.0035	275,000
$0.0035	1,764,706	4 years	0.0035	1,764,706
$0.0035	2,463,333	4 years	0.0035	2,463,333
$0.0035	285,714	4 years	0.0035	285,714
$0.0035	333,333	4 years	0.0035	333,333
$0.0035	1,083,333	4 years	0.0035	1,083,333
$0.0035	131,250	4 years	0.0035	131,250
$0.0035	2,250,000	5 years	0.0035	2,250,000
$0.0035	562,500	5 years	0.0035	562,500
$0.0035	390,000	5 years	0.0035	390,000
$0.0035	1,714,825	5 years	0.0035	395,636
$0.0045	1,500,000	5 years	0.0045	-
$0.0070	1,714,825	5 years	0.0070	-
$0.0070	1,714,285	5 years	0.0070
$0.0050	1,500,000	5 years	0.0050
$0.0060	2,500,000	5 years	0.0060
$0.0065	923,077	5 years	0.0065	-
$0.0050	187,500	5 years	0.0050	-
Total	44,995,053		0.0092	32,248,932

Employee stock options

The parent company had no outstanding employee stock options.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Stock subscriptions received

At December 31, 2016 and March 31, 2017, the Company converted certain accounts payable into common shares which amounts to $28,067 for 87,084 common shares to be issued, and $53,067 for 3,658,513 common shares to be issued, respectively.

At December 31, 2016 and March 31, 2017, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued, and $14 for 1,388,575, respectively.

NOTE 8. COMMON STOCK

On January 21, 2016, the Company issued for $25,000 cash, 5,000,000 shares of its common stock, with a purchase price of $0.0050 per share.

On January 21, 2016, the Company converted $9,750 of its account payable into 2,500,000 issued shares of its common stock, with a purchase price of $0.0039 per share.

On March 13, 2017, the Company converted $112,871 of a related party note payable into 32,248,932 issued shares of its common stock at $0.0035 per share.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $12,300 and $13,105 for the three months ended March 31, 2017 and March 31, 2016, respectively.

As of December 31, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2017	2018	2019	2020	2021	Total

Operating leases	36,900	49,200	24,600	-	-	110,700
	$36,900	$49,200	$24,600	$-	$-	$110,700

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 10. SUBSEQUENT EVENTS

On March 28, 2017, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that stockholders of the Company owning a majority of the Company’s outstanding voting securities have approved the following action (The “Action”) by written consent dated March 10, 2017, in lieu of a special meeting of a stockholders.

(1)	To elect (4) directors to serve until the next Annual Meeting of Shareholders and thereafter until their successors are elected and qualified.

(2)	To approve an amendment to the Company’s Articles of Incorporation to increase the authorized common stock from 100,000,000 shares, par value $0.00001 to 800,000,000 shares of common stock, par value of $0.00001.

(3)	Approval of the 2017 TransBiotec, Inc. Omnibus Stock Grant and Option Plan (the “Plan”) which authorized 10,000,000 shares of the Company’s common stock, a number equal to ten percent (10%) of the Company’s outstanding common stock on the date the Plan was approved by a majority of the Company’s stockholders, for issuance to Eligible Recipients.

The stockholders of the Company owning a majority of the Company’s outstanding voting securities believe this action will help increase the likelihood of raising funds for the Company, although there is no assurance this will occur.

The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). The action will go into effect 20 days from the April 26, 2017 mailing date or on May 16, 2017. To complete the action, after May 16, 2017, the Company will file its amendment to the Articles of Incorporation with the State of Delaware.

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

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2017.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary of Results of Operations

	Three Months Ended March 31,
	2017	2016
Revenue	$-	$-

Operating expenses:

General and administrative	133,353	98,011
Total operating expenses	133,353	98,011

Operating loss	(133,353)	(98,011)

Gain (Loss) on fair value adjustment-derivatives	(313,419)	-
Gain on non-related party share issuances	-	2,250
Interest expense	(45,527)	(64,212)
Interest expense – beneficial conversion feature	3,500	(6,250)

Net income (loss)	$(488,799)	$(166,223)

Operating Loss; Net Income (Loss)

Our net loss increased by $322,576, from ($166,223) to ($488,799), from the three months ended March 31, 2016 compared to March 31, 2017. Our operating loss increased by $35,342, from $98,011 to $133,353 for the same periods. The change in our net loss for the three months ended March 31, 2017, compared to the prior year period, is primarily a result of us having a $313,419 loss on fair value adjustment from derivatives in 2017 compared to none in 2016 and increased general and administrative expenses in 2017 compared to 2016, offset by a decrease in our interest for the same periods. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things play out. In connection with the purchaser order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

General and Administrative Expenses

General and administrative expenses increased by $35,342, from $98,011 for the three months ended March 31, 2016 to $133,353 for the three months ended March 31, 2017, primarily due to an increase in legal and consulting fees.

Fair Value Adjustment - Derivatives

Loss on Fair Value Adjustment -Derivatives from $0 for the three months ended March 31, 2016 to ($313,419) for the three months ended March 31, 2017. For these amounts are largely due to a derivative liability calculated in March 2017 for all stock options, warrants and convertible shares related to notes payable that if converted or exercised would be in excess of the Company’s authorized shares amount of 100,000,000.

Interest Expense

Interest expense decreased by $18,685, from $64,212 for the three months ended March 31, 2016 to $45,527 for the three months ended March 31, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended March 31, 2017 our interest expense - beneficial conversion feature was $3,500, compared to ($6,250) for the three months ended March 31, 2016, related to a convertible debenture with a beneficial conversion feature that had to be reclassified from common share equivalents to a derivative liability.

Gain on Non-Related Party Share Issuances

For the three months ended March 31, 2016, we had a gain on non-related party share issuances of $2,250 as a result of shares convertible from a related party accounts payable. We did not have a gain on non-related party share issuances during the three months ended March 31, 2017.

Liquidity and Capital Resources for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Introduction

During the three months ended March 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2017 was $26,407 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 and as of December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016	Change

Cash	$26,407	$14,305	$12,102
Total Current Assets	32,371	14,305	18,066
Total Assets	32,371	14,305	18,066
Total Current Liabilities	3,451,566	3,026,185	425,381
Total Liabilities	$3,451,566	$3,026,185	$425,381

Our current assets increased as of March 31, 2017 as compared to December 31, 2016, due to us having more cash on hand, as well having $5,964 in prepaid expenses, as of March 31, 2017. The increase in our total assets between the two periods was also related to the increased cash on hand and prepaid expenses we had as of March 31, 2017.

Our current liabilities increased by $425,381, as of March 31, 2017 as compared to December 31, 2016. This increase was primarily due to an increase in our in our derivative liability payable $359,289, and an increase in our stock subscriptions payable of $25,000.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash provided by operating activities of $52,898 for the three months ended March 31, 2017, as compared to net cash provided by operating activities of $35,361 for the three months ended March 31, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($487,834), note payable beneficial conversion expense of ($3,500), offset by change in fair value of derivative liability of $313,419 and stock option expense of $17,983, and changes in our accounts payable of $2,415, accrued interest payables of $29,004, related party payable of $55,045, other payable of $26,534, and prepaid expenses of ($5,964). For the period in 2016, the net cash provided by operating activities consisted primarily of our net income (loss) of ($165,152), a gain on non-related party share issuances of ($2,250), offset by note payable beneficial conversion expense of $6,250, and a change in stock subscription payable of ($24,299), accounts payable of $61,713, accrued interest payables of $36,432, and related party payable of $27,500, and other payable of $24,445.

Investments

We had no cash provided (used) by investing activities in the three months ended March 31, 2017 or March 31, 2016.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2017 was $65,000, compared to $30,277 for the three months ended March 31, 2016. For the three months ended March 31, 2017, our net cash from financing activities consisted of net proceeds from notes payable of $40,000 and net proceeds from share issuances of $25,000. For the three months ended March 31, 2016, our net cash from financing activities consisted entirely of net proceeds from notes payable.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we issued the following unregistered securities:

On March 13, 2017, we issued 32,248,932 shares of our common stock to Michael Lanphere, one of our executive officers, pursuant to a Notice of Exercise evidencing Mr. Lanphere’s desire to exercise certain stock options owned by him. The exercise price for the stock options was paid through the extinguishment of $112,871.26 in debt we owed to him under certain promissory notes. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact that Mr. Lanphere is a sophisticated investor, one of our management team and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On March 10, 2017, our Board of Directors and the holders of a majority of the Company’s voting stock, dated as of March 10, 2017, approved the following items by written consent:

1. To elect four (4) directors to serve until the next Annual Meeting of Shareholders and thereafter until their successors are elected and qualified;

2. To approve an amendment to the Company’s Articles of Incorporation to increase the authorized common stock from 100,000,000 shares, par value $0.00001, to 800,000,000 shares of common stock, par value $0.00001; and

3. Approval of the 2017 TransBiotec, Inc. Omnibus Stock Grant and Option Plan (the “Plan”), which authorizes 10,000,000 shares of the Company’s common stock, a number equal to ten percent (10%) of the Company’s outstanding common stock on the date the Plan was approved by a majority of the Company’s stockholders, for issuance to Eligible Recipients, as such term is defined in the following Information Statement.

These actions are the subject of that certain Information Statement mailed to our shareholder beginning on April 25, 2017. As a result, the above-actions will take effect on or about May 22, 2017.

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

TransBiotec, Inc.

Dated: May 22, 2017	By:	/s/ Ivan Braiker
Ivan Braiker
President

