Form 10-Q
period 2017-06-30
TransBiotec, Inc.
filed 2017-08-21
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

_________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, there were 107,171,429 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, statements of cash flows for the six months ending June 30, 2017 and 2016, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016

ASSETS

Current assets
Cash	$883	$14,305
Prepaid Expenses	7,619	-
Total current assets	8,502	14,305

Total Assets	$8,502	$14,305

LIABILITIES & STOCKHOLDERS’DEFICIT

Current liabilities
Accounts payable	$357,641	$349,849
Accrued interest payable	323,509	302,834
Notes payable - current - related parties	602,350	627,022
Notes payable - current, net	163,574	163,574
Derivitive liability	-	180,038
Stock subscription payable	38,401	28,081
Related party payables	1,041,434	1,111,754
Other payables	293,362	263,033
Total current liabilties	2,820,271	3,026,185

Total Liabilities	2,820,271	3,026,185

Stockholders’ Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, No shares issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $.00001 par value; 800,000,000 shares authorized; 107,171,429 and 67,751,068 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,072	677
Additional paid in capital	14,830,255	14,095,430
Accumulated deficit	(17,597,176)	(17,064,086)
Total Transbiotec, Inc. stockholders’ deficit	(2,765,849)	(2,967,979)
Noncontrolling interest	(45,920)	(43,901)

Total Stockholders’ Deficit	(2,811,769)	(3,011,880)

Total Liabilities and Stockholders’ Deficit	$8,502	$14,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	163,103	111,852	294,204	202,291
	163,103	111,852	294,204	202,291

Loss from operations	(163,103)	(111,852)	(294,204)	(202,291)

Other income (expense):
Gain (loss) on fair value adjustment - derivatives	189,113	-	(124,306)	-
Interest expense	(47,320)	(38,445)	(92,847)	(110,229)
Interest expense - beneficial conversion feature	(25,000)	-	(21,500)	(6,250)
	116,793	(38,445)	(238,653)	(116,479)

Loss before provision for income taxes	(46,310)	(150,297)	(532,857)	(318,770)

Net loss	(46,310)	(150,297)	(532,857)	(318,770)
Less: Net loss attributable to noncontrolling interest	1,054	1,052	(233)	2,123
Net loss attributable to TranBioTec, Inc.	$(45,256)	$(149,245)	$(533,090)	$(316,647)

Net loss per share
(Basic and fully diluted)	$(0.000)	$(0.002)	$(0.006)	$(0.005)

Weighted average number of common shares outstanding	102,285,400	67,751,068	88,320,709	66,885,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2017	2016

Operating Activities:
Net loss	$(533,090)	$(316,647)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Change in fair value of derivative liability	124,306	-
Note payable benefical conversion expense	21,500	6,250
Stock Option Expense	82,008	-
Stock Based Compensation	-	10,523
Changes in assets and liabilities:
Prepaid expenses	(7,619)	-
Accounts payable	172,089	125,519
Stock subscription payable	10,320	(23,971)
Accrued interest payable	58,874	63,655
Related party payable	(70,320)	56,500
Other payable	28,310	(1,908)
Net cash used for operating activities	(113,622)	(80,079)

Financing Activities:
Net proceeds from shares issuances	50,200	25,000
Net proceeds from notes payable	50,000	49,027
Net cash provided by financing activities	100,200	74,027

Net Change In Cash	(13,422)	(6,052)

Cash At The Beginning Of The Period	14,305	7,851

Cash At The End Of The Period	$883	$1,799

Schedule Of Non-Cash Investing And Financing Activities:

Debt converted to capital	$277,168	$32,989

Reclassification of derivative liabilities to additional paid in capital	$304,344	$-

Shares issued for cash received in prior year	$-	$25,000

Supplemental Disclosure:

Cash paid for interest	$-	$3,750

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the “Company”. The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2017.

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 13,352,182 stock options that can be converted to common stock if exercised.

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

JUNE 30, 2017

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2017 and December 2016 on a recurring basis:

June 30, 2017

	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	-	-
	-	-	-

December 31, 2016

	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	(180,038)	-
	-	(180,038)	-

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of June 30, 2017, the accumulated deficit is $17,597,176. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3. RELATED PARTY TRANSACTIONS

As of June 30, 2017, and December 31, 2016, the Company had payables due to officers, for accrued compensation and services of $1,041,434 and $1,111,754 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. Per this agreement as of June 30, 2017 and the year ended December 31, 2016, approximately $174,617 of accounts payable is convertible into 1,940,189 shares and $147,633 is convertible into 1,640,365 shares, respectively.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company’s largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

On February 10, 2017, a related party irrevocably elected to exercise options in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871 which was used for the deduction of the principal and accrued interest of a related party note payable. The balance of the note after the debt deduction is $31,661.76.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 4. NOTES PAYABLE

	December 31, 2016	June 30, 2017

Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$180,001	$180,001

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to related party, unsecured, due 01/23/2014, simple interest 9% convertible at holder’s option at $.08 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$50,000	$50,000

Note payable to related party, unsecured, due 07/02/2014, simple interest 9% convertible at holder’s option at $.04 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18% convertible at holder’s option at $.016 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10% yearly. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$5,000	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9% convertible at holder’s option at $0.04 per TBT-DE share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to related party, unsecured, due 4/08/2015, simple interest 7% convertible at holder’s option at $0.0072 per TBT-DE share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$31,662

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at holder’s option at $0.0017 per TBT-DE share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$13,000	$13,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due on demand, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,277	$15,277

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 5/1/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,750	$3,750

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to related party, unsecured, due 11/9/2016, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$15,000	$15,000

Note payable to related party, unsecured, due 7/26/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,900	$3,900

Note payable to related party, unsecured, due 8/03/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

Note payable to related party, unsecured, due 9/28/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

Note payable to related party, unsecured, due 10/05/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to related party, unsecured, due 11/15/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$25,000	$25,000

Note payable to related party, unsecured, due 01/16/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$25,000

Note payable to related party, unsecured, due 02/06/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$10,000

Note payable to related party, unsecured, due 03/12/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$5,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note payable to related party, unsecured, due 05/05/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$10,000

	$790,596	$765,924

Less current - related parties	(627,022)	(602,350)

Less current – non-related parties	(163,574)	(163,574)

Long-term – related parties	$-	$-

Required principal payments from June 30, 2017 forward are as follows:

2017	$715,924
2018	$50,000
2019	$-
2020	$-
2021	$-
$765,924

Interest expense under notes payable for the six months ended June 30, 2017 and June 30, 2016 was $56,876 and $58,477 respectively.

During the six months ended June 30, 2017 and June 30, 2016 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $21,500 and $6,250, respectively.

Interest payments of $270,517 on the Company’s borrowings with a principal amount of $611,745 was overdue as of June 30, 2017. The principal and interest balances on the notes in default are expected to be settled/paid upon the receipt of funds from operating or financial activities.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 5. DERIVATIVE LIABILITY

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

The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). The action will go into effect 20 days from the April 26, 2017 mailing date or on May 16, 2017. To complete the action, after May 16, 2017, the Company will file its amendment to the Articles of Incorporation with the State of Delaware, therefore on April 21, 2017, the company’s authorized shares increased from 100,000,000 million shares to 800,000,000. The Company then calculated a gain on its derivative liability due to mark to market adjustments of $189,113, and the remaining derivative liability balance of $350,214 was recorded to APIC and adjusted to zero on April 21, 2017.

The Company determined approximately 12,746,121 stock options for common shares that were granted, notes convertible of 22,137,880 common shares, and a shares purchase for 3,571,429 commons shares totaling 38,455,430 common shares at March 31, 2017 were in excess of the Company’s authorized shares amount of 100,000,000 which carries an embedded derivative and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 1 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount for March 31, 2017 and year ended December 31, 2016 of $539,327 and $180,038, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	-
Derivative loss due to new issuances	(113,180)
Derivative loss due to mark to market adjustments	(66,858)
Balance at December 31, 2016	(180,038)
Derivative change due to reclassifications to equity	154,049
Derivative change due to new issuances	(199,919)
Derivative loss due to mark to market adjustment	(313,419)
Balance at March 31, 2017	(539,327)
Derivative gain due to mark to market adjustments	189,113
Decrease in derivative liability due to increase in authorized shares	350,214
Balance at June 30, 2017	-

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The balance of deferred tax assets and deferred tax liabilities are none and none, respectively at June 30, 2017.

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

Non-employee stock options

At the beginning of 2012, the Company had 22,500 options outstanding for shares in Transbiotec – CA. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.67%, dividend yield of 0%, expected life of five years, volatility of 100%. During the year ended December 31, 2012 no options were exercised or expired, leaving a December 31, 2012 outstanding balance of 22,500 non-employee stock options, exercisable at prices from $0.10 - $0.15 per share with the option terms expiring from January 2012 through January 2015. All of these options are for the stock of TransBiotec - CA. During the year ended December 31, 2014, 20,000 options were exercised, leaving a December 31, 2014 outstanding balance of 2,500 non-employee stock options, exercisable at $0.10 per share with the option terms expiring in January 2015. During the year ended December 31, 2015, none of these options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at December 31, 2015. During the six months ended June 30, 2017, no options were exercised as all outstanding options expired in January 2015 leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-CA at June 30, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

During 2012 the Company granted 29,678 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.8%, dividend yield of 0%, expected life of five years, volatility of 189%. None of these options were exercised or expired, leaving a December 31, 2012 outstanding balance of 29,678 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $4,042 in 2012. During the six months ended June 30, 2017, 29,678 options were exercised leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-DE granted in 2012 at June 30, 2017.

During 2013 the Company granted 5,321,735 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 7% - 14%, dividend yield of 0%, expected life of five years, volatility between 179% - 186%. None of these options were exercised or expired, leaving a December 31, 2013 outstanding balance of 5,351,413 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $145,997 in 2013. During the six months ended June 30, 2017, 5,321,735 options were exercised leaving no outstanding balance of non-employee stock options in the stock of Transbiotec-DE granted in 2013 at June 30, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

During 2014 the Company granted 8,403,633 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rates between 1.55% - 1.77%, dividend yield of 0%, expected life of five years, volatility between 147% - 178%. No options were exercised or expired, leaving a December 31, 2014 outstanding balance of 13,755,046 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $69,886 in 2014. During the six months ended June 30, 2017, 7,016,388 of these options were exercised leaving an outstanding balance of non-employee stock options in the stock of Transbiotec – DE granted in 2014 of 1,387,245 at June 30, 2017.

During the year ended December 31, 2015, the Company granted 16,282,995 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.37% - 1.68%, dividend yield of 0%, expected life of five years, a volatility range of 172% - 174%. No options were exercised or expired, leaving a December 31, 2015 outstanding balance of 30,038,041 options for Transbiotec – DE. The Company incurred and recorded compensation expense under these stock option grants of $27,731 during the year ended December 31, 2015. During the six months ended June 30, 2017, all of the 16,282,995 options were exercised leaving no outstanding balance of non-employee stock options in the stock of Transbiotec - DE granted in 2015 at June 30, 2017.

During the year ended December 31, 2016, the Company granted 11,346,435 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.03% - 1.30%, dividend yield of 0%, expected life of five at a December 31, 2016. None of these options were exercised or expired at December 31, 2016 leaving an outstanding balance of 41,384,476 options for Transbiotec - DE. The Company incurred and recorded compensation expense under these stock option grants of $10,472 in 2016. The company incurred and recorded an additional stock compensation expense of $35,874 when the authorized shares increased from 100,000,000 to 800,000,000 on April 21, 2017. During the six months ended June 30, 2017, 3,598,136 options were exercised leaving a stock options outstanding balance of non-employee stock options in the stock of Transbiotec – DE granted in 2016 of 6,429,110 at June 30, 2017.

During the six months ended June 30, 2017, the Company granted 4,216,638 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.84% - 2.14%, dividend yield of 0%, expected life of five years, a volatility rate between 164% - 166%. None of these options were exercised or expired at June 30, 2017. The Company incurred and recorded compensation expense under these stock option grants of $28,151 during the six months ended June 30, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The total outstanding balance of all non-employee stock options in Transbiotec – DE is 13,352,182 at June 30, 2017.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2017	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	41,384,476	$.0119

Granted	4,216,638	.0071
Exercised	32,248,932	.0035
Forfeited	-	-
Outstanding at June 30, 2017	13,352,182	$.0092

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Following is a summary of the status of options for Delaware outstanding at June 30, 2017:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at June 30, 2017

$0.0035	29,678	1 year	0.0035	29,678
$0.0035	83,333	2 years	0.0035	83,333
$0.0035	27,778	2 years	0.0035	27,778
$0.0035	362,624	2 years	0.0035	362,624
$0.0035	80,914	2 years	0.0035	80,914
$0.0035	429,086	2 years	0.0035	429,086
$0.0035	38,000	2 years	0.0035	38,000
$0.0035	250,000	2 years	0.0035	250,000
$0.0035	1,625,000	2 years	0.0035	1,625,000
$0.0035	400,000	2 years	0.0035	400,000
$0.0035	75,000	2 years	0.0035	75,000
$0.0035	300,000	2 years	0.0035	300,000
$0.0035	300,000	2 years	0.0035	300,000
$0.0035	1,200,000	2 years	0.0035	1,200,000
$0.0035	150,000	2 years	0.0035	150,000
$0.0035	1,200,000	3 years	0.0035	1,200,000
$0.0035	50,137	3 years	0.0035	50,137
$0.0035	140,000	3 years	0.0035	140,000
$0.0035	31,256	3 years	0.0035	31,256
$0.0035	167,702	3 years	0.0035	167,702
$0.0035	204,082	3 years	0.0035	204,082
$0.0035	75,000	3 years	0.0035	75,000
$0.0035	75,758	3 years	0.0035	75,758
$0.0035	165,915	3 years	0.0035	165,915
$0.0035	133,262	3 years	0.0035	133,262
$0.0035	79,787	3 years	0.0035	79,787
$0.0035	229,714	3 years	0.0035	229,714
$0.0190	50,000	3 years	0.0190	-
$0.0035	42,283	3 years	0.0035	42,283
$0.0035	213,833	3 years	0.0035	213,833
$0.0035	48,649	3 years	0.0035	48,649
$0.0035	375,000	3 years	0.0035	375,000
$0.0098	612,245	3 years	0.0098	-
$0.0035	61,224	3 years	0.0035	61,224
$0.2500	25,000	3 years	0.2500	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

$0.0680	450,000	3 years	0.0680	-
$0.0035	123,828	3 years	0.0035	123,828
$0.0035	375,000	3 years	0.0035	375,000
$0.0070	250,000	3 years	0.0070	-
$0.0035	373,714	3 years	0.0035	373,714
$0.0035	850,244	3 years	0.0035	850,244
$0.0035	2,000,000	3 years	0.0035	2,000,000
$0.0035	150,000	4 years	0.0035	150,000
$0.0035	7,625,544	4 years	0.0035	7,625,544
$0.0035	1,770,000	4 years	0.0035	1,770,000
$0.0035	400,782	4 years	0.0035	400,782
$0.0035	275,000	4 years	0.0035	275,000
$0.0035	1,764,706	4 years	0.0035	1,764,706
$0.0035	2,463,333	4 years	0.0035	2,463,333
$0.0035	285,714	4 years	0.0035	285,714
$0.0035	333,333	4 years	0.0035	333,333
$0.0035	1,083,333	4 years	0.0035	1,083,333
$0.0035	131,250	4 years	0.0035	131,250
$0.0035	2,250,000	5 years	0.0035	2,250,000
$0.0035	562,500	5 years	0.0035	562,500
$0.0035	390,000	5 years	0.0035	390,000
$0.0035	1,714,825	5 years	0.0035	395,636
$0.0045	1,500,000	5 years	0.0045	-
$0.0070	1,714,825	5 years	0.0070	-
$0.0070	1,714,285	5 years	0.0070	-
$0.0050	1,500,000	5 years	0.0050	-
$0.0060	2,500,000	5 years	0.0060	-
$0.0065	923,077	5 years	0.0065	-
$0.0160	187,500	5 years	0.0160	-
$0.0099	606,061	5 years	0.0099	-
Total	45,601,114		0.0092	32,248,932

Employee stock options

The parent company had no outstanding employee stock options.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Stock subscriptions received

At December 31, 2016 and June 30, 2017, the Company converted certain accounts payable into common shares which amounts to $28,067 for 87,084 common shares to be issued, and $38,387 for 2,027,273 common shares to be issued, respectively.

At December 31, 2016 and June 30, 2017, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued, and $14 for 1,388,575, respectively.

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

On June 1, 2017, the Company issued for $50,200 cash, 7,171,429 shares of its common stock, with a purchase price of $0.0070 per share.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease was $26,210 and $26,210 for the six months ended June 30, 2017 and June 30, 2016, respectively.

As of December 31, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2017	2018	2019	2020	2021	Total

Operating leases	24,600	49,200	24,600	-	-	98,400
	$24,600	$49,200	$24,600	$-	$-	$98,400

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

We have developed a marketing plan that our management believes will gain market recognition for the SOBR device, primarily through trade shows, industry publications, general solicitation, social media, and public relations, as well as hopefully generating the demand for the SOBR device through the use of selling groups, such as channel sales, distributors, and independent sales contractors. We believe the primary market for the in-vehicle SOBR device initially is the commercial vehicle market, such as trucking companies, taxi cab companies, limousine companies, and bus companies. Many of these companies have a significant financial interest in eliminating drunk drivers from their operations. Secondarily, individuals may desire to monitor a family member’s vehicle, such as an automobile operated by a minor or a family member with a past alcohol issue.

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

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned its business plan in January 2009. On September 19, 2011 we acquired approximately 52% of the outstanding shares of TBT from TBT’s directors, in exchange for 12,416,462 shares of our common stock.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock.

Between the acquisitions in September 2011 and January 2012 we own approximately 97% of the outstanding shares of TBT.

As a result of the acquisition, TBT’s business is our business, and, unless otherwise indicated, any references to we or us, include the business and operations of TBT.

TBT as the accounting acquirer in the transaction recorded the acquisition as the issuance of stock for our net monetary assets accompanied by a recapitalization. This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects ethanol alcohol levels through a person’s skin.

The following discussion analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2017.

This discussion and analysis should be read in conjunction with TBT’s financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary of Results of Operations

	Three Months Ended June 30,
	2017	2016

Revenue	$-	$-

Operating expenses:

General and administrative	163,103	111,852
Total operating expenses	163,103	111,852

Operating loss	(163,103)	(111,852)

Gain (Loss) on fair value adjustment-derivatives	189,113	-
Interest expense	(47,320)	(38,445)
Interest expense – beneficial conversion feature	(25,000)	-

Net income (loss)	$(46,310)	$(150,297)

Operating Loss; Net Income (Loss)

Our net loss decreased by $103,987, from ($150,297) to ($46,310), from the three months ended June 30, 2016 compared to June 30, 2017. Our operating loss increased by $51,251, from $111,852 to $163,103 for the same periods. The change in our net loss for the three months ended June 30, 2017, compared to the prior year period, is primarily a result of us having a $189,113 gain on fair value adjustment from derivatives in 2017 compared to none in 2016 and an increase in our interest expense offset by increased general and administrative expenses in 2017 compared to 2016. The changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $51,251, from $111,852 for the three months ended June 30, 2016 to $163,103 for the three months ended June 30, 2017, primarily due to an increase in stock options and auditing expenses.

Fair Value Adjustment - Derivatives

Gain on Fair Value Adjustment -Derivatives went from $0 for the three months ended June 30, 2016 to $189,113 for the three months ended June 30, 2017. This gain was due to account for the decrease in stock price from April 1, 2017 to April 21, 2017, the date our authorized common stock increased from 100,000,000 to 800,000,000 shares, and its related adjustment and recalculation of the derivative liability for those stock options, warrants and convertible shares related to notes payable recognized as a derivative liability during the three months ended June 30, 2017.

Interest Expense

Interest expense increased by $8,875, from $38,445 for the three months ended June 30, 2016 to $47,320 for the three months ended June 30, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the three months ended June 30, 2017 our interest expense - beneficial conversion feature was $25,000, compared to $0 for the three months ended June 30, 2016, and was related to a convertible debenture with a beneficial conversion feature that had to be reclassified from a derivative liability to common share equivalents.

Results of Operations for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary of Results of Operations

	Six Months Ended June 30,
	2017	2016

Revenue	$-	$-

Operating expenses:

General and administrative	294,204	202,291
Total operating expenses	294,204	202,291

Operating loss	(294,204)	(202,291)

Gain (Loss) on fair value adjustment-derivatives	(124,306)	-
Interest expense	(92,847)	(110,229)
Interest expense – beneficial conversion feature	(21,500)	(6,250)

Net income (loss)	$(532,857)	$(318,770)

Operating Loss; Net Income (Loss)

Our net loss increased by $214,087, from ($318,770) to ($532,857), from the six months ended June 30, 2016 compared to June 30, 2017. Our operating loss increased by $91,913, from $202,291 to $294,204 for the same periods. The change in our net loss for the six months ended June 30, 2017, compared to the prior year period, is primarily a result of us having a $124,306 loss on fair value adjustment from derivatives in 2017 compared to none in 2016 and an increase in general and administrative expenses in 2017 compared to 2016, offset by a decrease in our interest expense for the same comparable periods. The changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $91,913, from $202,291 for the six months ended June 30, 2016 to $294,204 for the six months ended June 30, 2017, primarily due to an increase in stock options and auditing expenses.

Fair Value Adjustment - Derivatives

Loss on Fair Value Adjustment -Derivatives went from $0 for the six months ended June 30, 2016 to $124,306 for the six months ended June 30, 2017. This loss was due to account for the net changes in stock price from January 1, 2017 to April 21, 2017, the date our authorized common stock increased from 100,000,000 to 800,000,00 shares, and its related adjustment and recalculation of the derivative liability for those stock options, warrants and convertible shares related to notes payable recognized as a derivative liability during the 6 months ended June 30, 2017.

Interest Expense

Interest expense decreased by $17,382, from $110,229 for the six months ended June 30, 2016 to $92,847 for the six months ended June 30, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Interest Expense – Beneficial Conversion Feature

In the six months ended June 30, 2017 our interest expense - beneficial conversion feature was $21,500, compared to $6,250 for the six months ended June 30, 2016, and was related to a convertible debenture with a beneficial conversion feature that had to be reclassified from common share equivalents to a derivative liability.

Liquidity and Capital Resources for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Introduction

During the six months ended June 30, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2017 was $883 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2017 and as of December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016	Change

Cash	$883	$14,305	$13,422
Total Current Assets	8,502	14,305	5,803
Total Assets	8,502	14,305	5,803
Total Current Liabilities	2,820,271	3,026,185	205,914
Total Liabilities	$2,820,271	$3,026,185	$205,914

Our current assets decreased as of June 30, 2017 as compared to December 31, 2016, due to us having less cash on hand, partially offset by us having $7,619 in prepaid expenses, as of June 30, 2017. The decrease in our total assets between the two periods was also related to the decreased cash on hand as of June 30, 2017.

Our current liabilities decreased by $205,914, as of June 30, 2017 as compared to December 31, 2016. This decrease was primarily due to a decrease in our accounts payable due to conversions to equity.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash provided by operating activities of $113,622 for the six months ended June 30, 2017, as compared to net cash provided by operating activities of $80,079 for the six months ended June 30, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($533,090), offset by note payable beneficial conversion expense of $21,500, change in fair value of derivative liability of $124,306 and stock option expense of $82,008, and changes in our accounts payable of $172,089, accrued interest payables of $58,874, related party payable of ($70,320), other payable of $28,310, stock subscription payable of $10,320, and prepaid expenses of ($7,619). For the period in 2016, the net cash provided by operating activities consisted primarily of our net loss of ($316,647), offset by note payable beneficial conversion expense of $6,250 and stock based compensation of $10,523, and changes in our accounts payable of $125,519, accrued interest payables of $63,655, related party payable of $56,500 other payable of ($1,908), and stock subscription payable of ($23,971).

Investments

We had no cash provided (used) by investing activities in the six months ended June 30, 2017 or June 30, 2016.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2017 was $100,200, compared to $74,027 for the six months ended June 30, 2016. For the six months ended June 30, 2017, our net cash from financing activities consisted of net proceeds from notes payable of $50,000 and net proceeds from share issuances of $50,200. For the six months ended June 30, 2016, our net cash from financing activities consisted of net proceeds from notes payable of $49,027 and net proceeds from share issuances of $25,000.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the six months ended June 30, 2017, we did not issue any unregistered securities.

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

2.	To approve an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock from 100,000,000 shares, par value $0.00001, to 800,000,000 shares of common stock, par value $0.00001; and

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

The above-actions took effect on or about August 14, 2017, except the increase in our authorized common stock, which took effect on May 25, 2017 with the filing of our Certificate of Amendment to our Certificate of Incorporation with the State of Delaware.

As a result of the increase in our authorized common stock, the holders of the shares of our Series A Preferred Stock that entered into amendments to their stock purchase agreements to disallow any conversions or voting of their shares of Series A Preferred Stock until we had sufficient authorized common stock to permit such conversions are now permitted to again convert their shares of preferred stock into shares of our common stock and vote on any matters properly brought before our commons stockholders for a vote on an “as converted” basis.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (2)	Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.5 (3)	Amendment No. 1 to Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated October 18, 2012

10.6 (2)	Registration Rights Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.7*	Form of Series A Preferred Stock Purchase Agreement

10.8*	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.
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

TransBiotec, Inc.

Dated: August 16, 2017	By:	/s/ Ivan Braiker
Ivan Braiker
President

