Form 10-Q
period 2017-09-30
TransBiotec, Inc.
filed 2017-11-20
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

_________________________________________
(Former address, if changed since last report)

_________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2017, there were 107,171,429 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of September 30, 2017 and December 31, 2016, the statements of operations for the three and nine months ended September 30, 2017 and 2016, and statements of cash flows for the nine months ending September 30, 2017 and 2016, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016

ASSETS

Current assets
Cash	$385	$14,305
Prepaid Expenses	7,634	-
Total current assets	8,019	14,305

Total Assets	$8,019	$14,305

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$365,908	$349,849
Accrued interest payable	350,476	302,834
Notes payable - current - related parties	629,300	627,022
Notes payable - current, net	163,574	163,574
Derivitive liability	-	180,038
Stock subscription payable	39,081	28,081
Related party payables	1,088,739	1,111,754
Other payables	308,352	263,033
Total current liabilties	2,945,430	3,026,185

Total Liabilities	2,945,430	3,026,185
Stockholders' Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, No shares issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $.00001 par value; 800,000,000 shares authorized; 107,171,429 and 67,751,068 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,072	677
Additional paid in capital	14,742,545	14,095,430
Accumulated deficit	(17,634,041)	(17,064,086)
Total Transbiotec, Inc. stockholders' deficit	(2,890,424)	(2,967,979)
Noncontrolling interest	(46,987)	(43,901)

Total Stockholders' Deficit	(2,937,411)	(3,011,880)

Total Liabilities and Stockholders' Deficit	$8,019	$14,305

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransbioTec, Inc.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	101,948	80,768	395,085	275,191
	101,948	80,768	395,085	275,191

Loss from operations	(101,948)	(80,768)	(395,085)	(275,191)

Other income (expense):
Gain (loss) on fair value adjustment - derivatives	112,283	(86,394)	(12,023)	(86,394)
Interest expense	(48,267)	(49,193)	(141,114)	(167,290)
Interest expense - beneficial conversion feature	-	-	(21,500)	(6,250)
	64,016	(135,587)	(174,637)	(259,934)

Loss before provision for income taxes	(37,932)	(216,355)	(569,722)	(535,125)

Provision for income tax	-	-	-	-

Net loss	(37,932)	(216,355)	(569,722)	(535,125)
Less: Net loss (gain) attributable to noncontrolling interest	1,067	924	(233)	3,047
Net loss attributable to TranBioTec, Inc.	$(36,865)	$(215,431)	$(569,955)	$(532,078)

Net loss per share
(Basic and fully diluted)	$(0.000)	$(0.003)	$(0.006)	$(0.008)

Weighted average number of common shares outstanding	107,171,429	67,751,068	94,673,333	67,176,250

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransbioTec, Inc.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2017	2016

Operating Activities:
Net loss	$(569,955)	$(532,078)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Change in fair value of derivative liability	12,023	86,394
Note payable benefical conversion expense	21,500	6,250
Stock Option Expense	96,922	-
Stock Based Compensation	-	3,603
Changes in assets and liabilities:
Prepaid expenses	(7,634)	-
Accounts payable	190,015	158,481
Stock subscription payable	11,000	(1,132)
Accrued interest payable	85,841	91,690
Related party payable	(23,015)	84,000
Other payable	42,233	(2,832)

Net cash used for operating activities	(141,070)	(105,624)

Financing Activities:
Net proceeds from shares issuances	50,200	25,000
Net proceeds from notes payable	76,950	92,927
Net cash provided by financing activities	127,150	117,927

Net Change In Cash	(13,920)	12,303

Cash At The Beginning Of The Period	14,305	7,851

Cash At The End Of The Period	$385	$20,154

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$286,827	$26,770

Reclassification of derivative liabilities to paid in capital	$192,061	$-

Shares issued for cash received in prior year	$-	$25,000

Supplemental Disclosure

Cash paid for interest	$3,750	$7,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Transbiotec-CA. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability, stock compensation and beneficial conversion feature expenses. Actual results could differ from those estimates.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2017.

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The Company has 15,929,237 stock options that can be converted to common stock if exercised.

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

SEPTEMBER 30, 2017

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2017 and December 2016 on a recurring basis:

September 30, 2017
	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	-	-
	-	-	-
December 31, 2016
	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	(180,038)	-
	-	(180,038)	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at September 30, 2017. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of September 30, 2017, the accumulated deficit is $17,634,041, a $385 cash balance, carrying loans of principal and interest in default totaling $952,365, current notes payable and interest of $979,776 and negative cash flows from operating activities of $141,070. These principal conditions or events, considered in the aggregate, indicates it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

On May 25, 2017, the Company increased their number of authorized shares from 100,000,000 to 800,000,000 as they hope to raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or others, and debt restructure (conversion of debt to equity). By doing so, the Company further hopes to generate revenues from sales of its alcohol sensing and ignition lock systems. The Company is currently engaged in talks with potential sales reps, funding sources, and manufacturers. They are also exploring other opportunities to create synergy with its SOBR product. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. Management’s plans are speculative at this time, and no formal documentation of these plans nor approvals of such plans have occurred before September 30, 2017. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2017

NOTE 3. RELATED PARTY TRANSACTIONS

As of September 30, 2017, and December 31, 2016, the Company had payables due to officers, for accrued compensation and services of $1,088,739 and $1,111,754 respectively.

On December 3, 2014, as part of a related party note payable agreement, the company agreed to convert 50% of certain outstanding accounts payable to common stock at a price of .09 per share. Per this agreement as of September 30, 2017 and the year ended December 31, 2016, approximately $184,956 of accounts payable is convertible into 1,940,189 shares and $147,633 is convertible into 1,640,365 shares, respectively.

On July 1, 2015, the Company amended a note payable agreement with Lanphere Law Group, the company’s largest shareholder, which forgave $108,000 of the principal balance. The original principal balance on the note was $214,335 and the new principal balance on the note after the debt forgiveness is $106,335.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

On February 10, 2017, a related party irrevocably elected to exercise options in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871 which was used for the deduction of the principal and accrued interest of a related party note payable. The balance of the note after the debt deduction is $31,661.76.

The Company entered into a lease agreement with Lanphere Law Group, whereas the Company is the tenant and is paying monthly rent of $4,100.

NOTE 4. NOTES PAYABLE

	December 31, 2016	September 30, 2017
Note payable to related party, unsecured, due 8/3/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$1,950	$1,950

Notes payable to related party, unsecured, due 12/31/2012, interest rate 0%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,810	$11,810

Note payable to related party, unsecured, $731,763, 5-years at 0% simple interest, due 7/1/2016, payment amounts vary each month, various late penalties. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$180,001	$180,001

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to non-related party, unsecured, due 2/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

Note payable to non-related party, unsecured, due 11/8/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/17/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$25,000	$25,000

Note payable to non-related party, unsecured, due 2/18/12, quarterly interest due, convertible at holder’s option at $0.3235688 per TBT - DE share, interest rate 30%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$10,000	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$750	$750

Note payable to non-related party, unsecured, due 2/8/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$6,875	$6,875

Note payable to non-related party, unsecured, due 2/15/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,500	$2,500

Note payable to non-related party, unsecured, due 2/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,750	$3,750

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to non-related party, unsecured, due 2/21/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE. share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,625	$2,625

Note payable to non-related party, unsecured, due 3/20/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$5,433	$5,433

Note payable to non-related party, unsecured, due 3/22/13, annual interest due, convertible at holder’s option at $0.3235688 per TBT-DE share, interest rate 12%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,203	$3,203

Note payable to non-related party, unsecured, due 08/29/2013, simple interest 8% convertible at holder’s option at $.249 per TBT-CA share. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 03/01/2013, simple interest 9%. Currently in default. Principal balance including interest to be paid upon receipt of equity funding and/or sales revenue.	$5,000	$5,000

Note payable to non-related party, unsecured, due 01/31/2013, simple interest 18%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$3,938	$3,938

Note payable to related party, unsecured, due 01/23/2014, simple interest 9% convertible at holder’s option at $.08 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$50,000	$50,000

Note payable to related party, unsecured, due 07/02/2014, simple interest 9% convertible at holder’s option at $.04 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to non-related party, unsecured, due 10/25/2013, simple interest 18% convertible at holder’s option at $.016 per TBT-DE share Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$2,000	$2,000

Note payable to non-related party, unsecured, due 12/27/2013, simple interest 9% quarterly, Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to non-related party, unsecured, due 9/11/2014, simple interest 10% yearly. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$5,000	$5,000

Note payable to related party, unsecured, due 11/12/2014, simple interest 9% convertible at holder’s option at $0.04 per TBT-DE share, currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$11,000	$11,000

Note payable to related party, unsecured, due 4/08/2015, simple interest 7% convertible at holder’s option at $0.0072 per TBT-DE share. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 8/05/2015, simple interest 7%, default interest 10%. Currently in default. Note contains a stock option.	$10,000	$10,000

Note payable to related party unsecured, due 12/02/2015, simple interest 7%, default interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$106,334	$31,662

Note payable to non-related party, unsecured, due 3/26/2016, simple interest 8%, convertible at holder’s option at $0.0017 per TBT-DE share. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due 4/11/2016, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$13,000	$13,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$45,000	$45,000

Note payable to non-related party, unsecured, due 11/11/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$2,500	$2,500

Note payable to related party, unsecured, due 12/26/2015, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Currently in default.	$25,000	$25,000

Note payable to related party, unsecured, due on demand, simple interest 10%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,277	$15,277

Note payable to related party, unsecured, due 7/23/2016, simple interest 10%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue.	$15,000	$15,000

Note payable to related party, unsecured, due 5/1/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,750	$3,750

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 11/9/2016, simple interest 7%. Currently in default. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$15,000	$15,000

Note payable to related party, unsecured, due 7/26/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$3,900	$3,900

Note payable to related party, unsecured, due 8/03/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

Note payable to related party, unsecured, due 9/28/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 10/05/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$20,000	$20,000

Note payable to related party, unsecured, due 11/15/2017, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$25,000	$25,000

Note payable to related party, unsecured, due 01/16/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$25,000

Note payable to related party, unsecured, due 02/06/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$10,000

Note payable to related party, unsecured, due 03/12/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$5,000

Note payable to related party, unsecured, due 05/05/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$10,000

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 07/11/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$15,700

Note payable to related party, unsecured, due 08/13/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$2,000

Note payable to related party, unsecured, due 08/30/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$3,750

Note payable to related party, unsecured, due 09/13/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$3,500

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note payable to related party, unsecured, due 09/17/2018, simple interest 7%. Principal balance including interest to be paid upon the receipt of equity funding and/or sales revenue. Note contains a stock option.	$-	$2,000

	$792,596	$792,874

Less current - related parties	(627,022)	(629,300)

Less current – non-related parties	(163,574)	(163,574)

Long-term – related parties	$-	$-

Required principal payments from September 30, 2017 forward are as follows:

2017	$715,924
2018	$76,950
2019	$-
2020	$-
2021	$-
$792,874

Interest expense under notes payable for the nine months ended September 30, 2017 and September 30, 2016 was $86,594 and $89,276 respectively.

During the nine months ended September 30, 2017 and September 30, 2016 the Company recognized a beneficial conversion feature expense on borrowing from convertible notes of $21,500 and $6,250, respectively.

Interest payments of $296,720 on the Company’s borrowings with a principal amount of $655,645 was overdue as of September 30, 2017. The principal and interest balances on the notes in default are expected to be settled/paid upon the receipt of funds from operating or financial activities.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 5. DERIVATIVE LIABILITY

On March 28, 2017, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that stockholders of the Company owning a majority of the Company’s outstanding voting securities have approved the following action (The “Action”) by written consent dated March 10, 2017, in lieu of a special meeting of a stockholders.

(1)	To elect (4) directors to serve until the next Annual Meeting of Shareholders and thereafter until their successors are elected and qualified.

(2)	To approve an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock from 100,000,000 shares, par value $0.00001 to 800,000,000 shares of common stock, par value of $0.00001.

(3)	Approval of the 2017 TransBiotec, Inc. Omnibus Stock Grant and Option Plan (the “Plan”) which authorized 10,000,000 shares of the Company’s common stock, a number equal to ten percent (10%) of the Company’s outstanding common stock on the date the Plan was approved by a majority of the Company’s stockholders, for issuance to Eligible Recipients.

The stockholders of the Company owning a majority of the Company’s outstanding voting securities believe this action will help increase the likelihood of raising funds for the Company, although there is no assurance this will occur.

The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). To complete the action, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware on May 25, 2017, which increased the Company’s authorized shares from 100,000,000 shares to 800,000,000 shares. The Company then calculated a gain on its derivative liability due to mark to market adjustments of $301,396, and the remaining derivative balance of $243,087 was recorded to APIC and adjusted to zero on May 25, 2017.

The Company determined approximately 12,746,121 stock options for common shares that were granted, notes convertible of 22,137,880 common shares, and a shares purchase for 3,571,429 commons shares totaling 38,455,430 common shares at March 31, 2017 were in excess of the Company’s authorized shares amount of 100,000,000 which carries an embedded derivative and are therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 2 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount for March 31, 2017 and year ended December 31, 2016 of $539,327 and $180,038, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	-
Derivative loss due to new issuances	(113,180)
Derivative loss due to mark to market adjustments	(66,858)
Balance at December 31, 2016	(180,038)
Derivative change due to reclassifications to equity	154,049
Derivative change due to new issuances	(199,919)
Derivative loss due to mark to market adjustment	(313,419)
Balance at March 31, 2017	(539,327)
Derivative change due to new issuances	(5,156)
Derivative gain due to mark to market adjustments	301,396
Decrease in derivative liability due to increase in authorized shares	243,087
Balance at September 30, 2017	-

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The balance of deferred tax assets and deferred tax liabilities are none and none, respectively at September 30, 2017.

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

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

During the nine months ended September 30, 2017, the Company granted 6,793,693 stock options, that were vested immediately, for shares in Transbiotec - DE. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate between 1.70% - 2.14%, dividend yield of 0%, expected life of five years, a volatility rate between 162% - 166%. None of these options were exercised or expired at September 30, 2017. The Company incurred and recorded compensation expense under these stock option grants of $43,065 during the nine months ended September 30, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

The total outstanding balance of all non-employee stock options in Transbiotec – DE is 15,929,237 at September 30, 2017.

A summary of stock option activity for California is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	-	$-

Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2017	-	$-

A summary of stock option activity for Delaware is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	41,384,476	$.0119

Granted	6,793,693	.0068
Exercised	32,248,932	.0035
Forfeited	-	-
Outstanding at September 30, 2017	15,929,237	$.0087

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Following is a summary of the status of options for Delaware outstanding at September 30, 2017:

Exercise Price	Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercised at September 30, 2017

$0.0035	29,678	1 year	0.0035	29,678
$0.0035	83,333	2 years	0.0035	83,333
$0.0035	27,778	2 years	0.0035	27,778
$0.0035	362,624	2 years	0.0035	362,624
$0.0035	80,914	2 years	0.0035	80,914
$0.0035	429,086	2 years	0.0035	429,086
$0.0035	38,000	2 years	0.0035	38,000
$0.0035	250,000	2 years	0.0035	250,000
$0.0035	1,625,000	2 years	0.0035	1,625,000
$0.0035	400,000	2 years	0.0035	400,000
$0.0035	75,000	2 years	0.0035	75,000
$0.0035	300,000	2 years	0.0035	300,000
$0.0035	300,000	2 years	0.0035	300,000
$0.0035	1,200,000	2 years	0.0035	1,200,000
$0.0035	150,000	2 years	0.0035	150,000
$0.0035	1,200,000	3 years	0.0035	1,200,000
$0.0035	50,137	3 years	0.0035	50,137
$0.0035	140,000	3 years	0.0035	140,000
$0.0035	31,256	3 years	0.0035	31,256
$0.0035	167,702	3 years	0.0035	167,702
$0.0035	204,082	3 years	0.0035	204,082
$0.0035	75,000	3 years	0.0035	75,000
$0.0035	75,758	3 years	0.0035	75,758
$0.0035	165,915	3 years	0.0035	165,915
$0.0035	133,262	3 years	0.0035	133,262
$0.0035	79,787	3 years	0.0035	79,787
$0.0035	229,714	3 years	0.0035	229,714
$0.0190	50,000	3 years	0.0190	-
$0.0035	42,283	3 years	0.0035	42,283
$0.0035	213,833	3 years	0.0035	213,833
$0.0035	48,649	3 years	0.0035	48,649
$0.0035	375,000	3 years	0.0035	375,000
$0.0098	612,245	3 years	0.0098	-
$0.0035	61,224	3 years	0.0035	61,224
$0.2500	25,000	3 years	0.2500	-

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

$0.0680	450,000	3 years	0.0680	-
$0.0035	123,828	3 years	0.0035	123,828
$0.0035	375,000	3 years	0.0035	375,000
$0.0070	250,000	3 years	0.0070	-
$0.0035	373,714	3 years	0.0035	373,714
$0.0035	850,244	3 years	0.0035	850,244
$0.0035	2,000,000	3 years	0.0035	2,000,000
$0.0035	150,000	4 years	0.0035	150,000
$0.0035	7,625,544	4 years	0.0035	7,625,544
$0.0035	1,770,000	4 years	0.0035	1,770,000
$0.0035	400,782	4 years	0.0035	400,782
$0.0035	275,000	4 years	0.0035	275,000
$0.0035	1,764,706	4 years	0.0035	1,764,706
$0.0035	2,463,333	4 years	0.0035	2,463,333
$0.0035	285,714	4 years	0.0035	285,714
$0.0035	333,333	4 years	0.0035	333,333
$0.0035	1,083,333	4 years	0.0035	1,083,333
$0.0035	131,250	4 years	0.0035	131,250
$0.0035	2,250,000	5 years	0.0035	2,250,000
$0.0035	562,500	5 years	0.0035	562,500
$0.0035	390,000	5 years	0.0035	390,000
$0.0035	1,714,825	5 years	0.0035	395,636
$0.0045	1,500,000	5 years	0.0045	-
$0.0070	1,714,825	5 years	0.0070	-
$0.0070	1,714,285	5 years	0.0070	-
$0.0050	1,500,000	5 years	0.0050	-
$0.0060	2,500,000	5 years	0.0060	-
$0.0065	923,077	5 years	0.0065	-
$0.0160	187,500	5 years	0.0160	-
$0.0099	606,061	5 years	0.0099	-
$0.0066	1,427,273	5 years	0.0066	-
$0.0071	169,014	5 years	0.0071	-
$0.0058	387,931	5 years	0.0058	-
$0.0052	230,769	5 years	0.0052	-
$0.0058	362,068	5 years	0.0058	-
Total	48,178,169		0.0087	32,248,932

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Employee stock options

The parent company had no outstanding employee stock options.

Stock subscriptions received

At December 31, 2016 and September 30, 2017, the Company converted certain accounts payable into common shares which amounts to $28,067 for 87,084 common shares to be issued, and $39,067 for 2,142,152 common shares to be issued, respectively.

At December 31, 2016 and September 30, 2017, the Company converted certain notes payable into preferred shares which amounts to $14 for 1,388,575 preferred shares to be issued, and $14 for 1,388,575, respectively.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease, including CAM charges, was $39,315 and $39,315 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

As of December 31, 2016, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2017	2018	2019	2020	2021	Total

Operating leases	12,300	49,200	24,600	-	-	86,100
	$12,300	$49,200	$24,600	$-	$-	$86,100

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

Although we are still performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things develop. In connection with the purchase order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

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

On May 25, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation increasing our authorized common stock from 100,000,000 shares to 800,000,000 shares.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects ethanol alcohol levels through a person's skin.

The following discussion analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2017.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations for Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary of Results of Operations

	Three Months Ended September 30,
	2017	2016
Revenue	$-	$-

Operating expenses:

General and administrative	101,948	80,768
Total operating expenses	101,948	80,768

Operating loss	(101,948)	(80,768)

Gain (Loss) on fair value adjustment-derivatives	112,283	(86,394)
Interest expense	(48,267)	(49,193)

Net income (loss)	$(37,932)	$(216,355)

Operating Loss; Net Income (Loss)

Our net loss decreased by $178,423, from ($216,355) to ($37,932), from the three months ended September 30, 2016 compared to September 30, 2017. Our operating loss increased by $21,180, from $80,768 to $101,946 for the same periods. The change in our net loss for the three months ended September 30, 2017, compared to the prior year period, is primarily a result of us having a $86,394 loss on fair value adjustment from derivatives in 2016 compared to $112,283 adjusted gain in 2017 offset by increased general and administrative expenses in 2017 compared to 2016. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things develop. In connection with the purchase order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

General and Administrative Expenses

General and administrative expenses increased by $21,180, from $80,768 for the three months ended September 30, 2016 to $101,948 for the three months ended September 30, 2017, primarily due to an increase in auditing expenses.

Fair Value Adjustment - Derivatives

Gain on Fair Value Adjustment - Derivatives were $112,283 for the three months ended September 30, 2017, compared to a Loss on Fair Value Adjustment - Derivatives $86,394 for the three months ended September 30, 2016. This increase was due to the Company increasing their authorized common stock from 100,000,000 to 800,000,000 shares on May 25, 2017, which allowed for an adjustment of the derivative liability to zero. The company recorded an entry to adjust this gain to actual at September 30, 2017

Interest Expense

Interest expense decreased slightly by $926, from $49,193 for the three months ended September 30, 2016 to $48,267 for the three months ended September 30, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Results of Operations for Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Summary of Results of Operations

	Nine Months Ended September 30,
	2017	2016
Revenue	$-	$-

Operating expenses:

General and administrative	395,085	275,191
Total operating expenses	395,085	275,191

Operating loss	(395,085)	(275,191)

Gain (Loss) on fair value adjustment-derivatives	(12,023)	(86,394)
Interest expense	(141,114)	(167,290)
Interest expense – beneficial conversion feature	(21,500)	(6,250)

Net income (loss)	$(569,722)	$(535,125)

Operating Loss; Net Income (Loss)

Our net loss increased by $34,597, from ($535,125) to ($569,722), from the nine months ended September 30, 2016 compared to September 30, 2017. Our operating loss increased by $119,894, from $275,191 to $395,085 for the same periods. The change in our net loss for the nine months ended September 30, 2017, compared to the prior year period, is primarily a result of us having a higher loss on fair value adjustment from derivatives in 2017 compared to 2016 and an increase in general and administrative expenses in 2017 compared to 2016, offset by a decrease in our interest expense for the same comparable periods. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensor technology on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things develop. In connection with the purchase order we produced ten prototype units that we have now circulated to other potential interested parties and those devices are currently being used in trial test runs by several potential purchasers.

General and Administrative Expenses

General and administrative expenses increased by $119,894, from $275,191 for the nine months ended September 30, 2016 to $395,085 for the nine months ended September 30, 2017, primarily due to an increase in stock options and auditing expenses.

Fair Value Adjustment - Derivatives

Loss on Fair Value Adjustment -Derivatives went from $86,394 for the nine months ended September 30, 2016 to $12,023 for the nine months ended September 30, 2017. This loss decrease was due to the net changes in stock price relative to stock options, warrants and an increase in convertible shares related to notes payable calculated and recognized as a derivative liability from January 1, 2017 to May 25, 2017.

Interest Expense

Interest expense decreased by $26,176, from $167,290 for the nine months ended September 30, 2016 to $141,114 for the nine months ended September 30, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt, and the decrease is due to less debt upon which interest is accrued for the nine months ended September 30, 2017.

Interest Expense – Beneficial Conversion Feature

In the nine months ended September 30, 2017 our interest expense - beneficial conversion feature was $21,500, compared to $6,250 for the nine months ended September 30, 2016, and was related to a convertible debenture with a beneficial conversion feature that had to be reclassified from common share equivalents to a derivative liability.

Liquidity and Capital Resources for Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Introduction

During the nine months ended September 30, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2017 was $385 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 and as of December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016	Change

Cash	$385	$14,305	$13,920
Total Current Assets	8,019	14,305	6,286
Total Assets	8,019	14,305	6,286
Total Current Liabilities	2,945,430	3,026,185	80,755
Total Liabilities	$2,945,430	$3,026,185	$80,755

Our current assets decreased as of September 30, 2017 as compared to December 31, 2016, due to us having less cash on hand, partially offset by us having $7,634 in prepaid expenses, as of September 30, 2017. The decrease in our total assets between the two periods was also related to the decreased cash on hand as of September 30, 2017.

Our current liabilities decreased by $80,755, as of September 30, 2017 as compared to December 31, 2016. This decrease was primarily due to a decrease in our accounts payable due to conversions to equity and a decrease in our derivative liability.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $141,070 for the nine months ended September 30, 2017, as compared to net cash used for operating activities of $105,624 for the nine months ended September 30, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($569,955), offset by note payable beneficial conversion expense of $21,500, change in fair value of derivative liability of $12,023 and stock option expense of $96,922, and changes in our accounts payable of $190,015, accrued interest payables of $85,841, related party payable of ($23,015), other payable of $42,233, stock subscription payable of $11,000, and prepaid expenses of ($7,634). For the period in 2016, the net cash provided by operating activities consisted primarily of our net loss of ($532,078), offset by change in fair value of derivative liability of $86,394, note payable beneficial conversion expense of $6,250 and stock based compensation of $3,603, and changes in our accounts payable of $158,481, accrued interest payables of $91,690, related party payable of $84,000 other payable of ($2,832), and stock subscription payable of ($1,132).

Investments

We had no cash provided (used) by investing activities in the nine months ended September 30, 2017 or September 30, 2016.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2017 was $127,150, compared to $117,927 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our net cash from financing activities consisted of net proceeds from notes payable of $76,950 and net proceeds from share issuances of $50,200. For the nine months ended September 30, 2016, our net cash from financing activities consisted of net proceeds from notes payable of $92,927 and net proceeds from share issuances of $25,000.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and chief financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended September 30, 2017, we did not issue any unregistered securities.

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

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (2)	Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.5 (3)	Amendment No. 1 to Investment Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated October 18, 2012

10.6 (2)	Registration Rights Agreement by and between TransBiotec, Inc. and Kodiak Capital Group, LLC dated August 15, 2012

10.7 (4)	Form of Series A Preferred Stock Purchase Agreement

10.8 (4)	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 11, 2012.

(3)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Commission on August 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: November 20, 2017	By:	/s/ Ivan Braiker
Ivan Braiker
President

