Form 10-K
period 2017-12-31
TransBiotec, Inc.
filed 2019-02-06
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2017: $722,579 as based on last reported sales price of such stock ($0.011) on June 30, 2017. The voting stock held by non-affiliates on that date consisted of 65,688,990 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 4, 2019, there were 116,751,078 shares of common stock, $0.001 par value, issued and outstanding.

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

TransBiotec, Inc.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name Imagine Media, Ltd. on August 10, 2007. From inception through early 2009, our business was to publish and distribute Image Magazine, a monthly entertainment guide for the Denver, Colorado area. We generated only limited revenue and essentially abandoned our business plan in January 2009.

On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc., (“TBT”) from TBT’s directors in exchange for 12,416,462 shares of our common stock. The accounting for this transaction was identical to that resulting from a reverse acquisition, except that no goodwill, or other intangibles were recorded, as the members of TransBioTec retained the majority of the outstanding common stock of Imagine Media LTD after the share exchange. These directors of TBT were Charles Bennington, Devadatt Mishal, Nicholas Limer, and Sam Satyanarayana. At the time, these shares represented approximately 52% of our outstanding common stock. TBT was a California corporation. In connection with this transaction, two of our officers resigned and Charles Bennington and Nicholas Limer were appointed as directors and as our President, Chief Executive Officer, and Chief Financial Officer, and our Secretary, respectively, and Ronald Williams was appointed as our Chief Technology Officer.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc. On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock. In connection with this transaction, two of our directors resigned and Sam Satyanarayana, Ronald Williams and Devadatt Mishal were appointed directors. Because of the September 2011 and January 2012 acquisitions of TBT common stock, we currently own approximately 97% of the outstanding shares of TBT, and we control its board of directors and officer positions. The remaining 3% are owned by non-affiliated individuals that did not participate in the share exchange.

Because of the acquisition, TBT’s business is our business and, unless otherwise indicated, any references to “us” or “we” includes the business and operations of TBT. Due to our 97% ownership of TBT, its operations are combined with ours in the attached financial statements.

Our offices are located at 400 N. Tustin Ave., Suite 225, Santa Ana, CA, 92705, telephone number (714) 667-7139.

Business Overview

General

We have developed an alcohol detection device called “SOBR”. The device is a patented device for use in detecting alcohol in a person’s system by testing the ethanol content in their perspiration. Once SOBR is developed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem. Currently, we have several “prototype” units fully developed that we believe are ready for use but are also constantly looking for ways to improve the device and will develop it further if we find improvements to the device.

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

The in-vehicle unit can be in any machine, including automobiles, buses, trucks, boats and aircraft. Once the driver touches the sensor for approximately six seconds, the SOBR device detects ethanol secreted through sweat that emanates from the hands. If the vehicle is fitted with an interlock device, then the ethanol level is instantly translated into an engine “start” or “no-start” signal. SOBR can also initiate random real-time tests while the vehicle is operating to ensure that the operator’s ethanol level does not increase over the preset limit after the vehicle is started. If the system is tampered with while parked, the vehicle will not start. If the device is tampered with while driving, alarms will activate, such as the vehicle lights and horn, drawing attention to the vehicle. If a vehicle is equipped with a Global Positioning System, or Data Transmission Module, SOBR can alert fleet operators or others monitoring a vehicle of the detection of alcohol above preset levels.

When SOBR is installed in a vehicle the system is virtually unnoticeable, unlike breathalyzer ignition interlock systems. SOBR requires approximately one hour to install in a vehicle. The control box can be mounted under the dash in the interior of the vehicle. In new vehicles the sensor can be installed as part of the steering wheel. In retrofits, the sensor is installed on the dashboard for easy access. We believe that our cost to manufacture a SOBR device will be approximately $100, and if the unit is installed in a vehicle the installation cost will be approximately $75. We estimate a per unit sales price range of $500 to $550, SOBR requires a semi-annual recalibration much like current smog devices. The recalibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

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

As a result, we initially plan to market SOBR to the voluntary, commercial market:

o	commercial transportation companies that operate tractor trailers, taxis, construction vehicles, boats, trains, aircraft and other vehicles;

o	local, state and federal government agencies that operate fire trucks, police cars and public transportation systems; and

o	individuals that desire to monitor a family member’s vehicle, such as a vehicle operated by a minor.

o	a variety of government and military employees, such as sailors in the Navy who might be tested before boarding a ship after off-base leave.

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

Although we are still performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things play out. In 2017, the deal terminated due to the unrest in that region of the world.

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

We are actively working with outside engineering firms for testing and validation. We are progressing and encouraged with the initial findings. We have ongoing discussions with a couple of industrial design firms to work with us on the final design for the launch of the product. We expect to complete our final internal testing in 2018 and move forward with the steps necessary to bring a much-needed product to market. We have no research and development costs as of December 31, 2017.

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

We plan to license the installation and recalibration rights to various retail and service businesses in the automotive service industry.

SOBR is protected by the following three patents, filed with the United States Patent and Trademark Office.

1.	Patent 6620108, which expires on December 26, 2021, pertains to the technology that identifies the vehicle’s operator.

2.	Patent 7173536, which expires on August 28, 2024, pertains to the substance detection and alarm system.

3.	Patent 7377186, which expires on April 6, 2025, pertains to the interface system between the substance detection system and vehicle ignition system.

Since we have not generated revenue to date from any of the above patents, and we are still in the developmental stage, we expensed the patent costs, therefore they are not recognized as intangible assets on the balance sheet.

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

Employees

As of December 31, 2017, we do not have any employees. Our executive officers are independent contractors.

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

Our common stock is quoted on the OTC Markets. Our common stock is thinly-traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 500 square feet, are located at 400 N. Tustin Avenue, Suite 225, Santa Ana, California 92705. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

ITEM 3 – LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164.00. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of February 4, 2019.

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

Not Applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2017 and 2016, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year		Bid Prices
Ended December 31,	Period	High	Low

2016	First Quarter	$0.02	$0.0030
	Second Quarter	$0.02	$0.0038
	Third Quarter	$0.0135	$0.0045
	Fourth Quarter	$0.0083	$0.0050

2017	First Quarter	$0.02	$0.005
	Second Quarter	$0.02	$0.006
	Third Quarter	$0.011	$0.005
	Fourth Quarter	$0.01	$0.0031

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. There are no limitations on dividends.

As of December 31, 2017, we had not adopted any stock option or bonus plans.

Holders

As of December 31, 2017, there were approximately 109,409,930 shares of our common stock outstanding held by 153 holders of record and numerous shares held in brokerage accounts. As of February 4, 2019, there were 116,751,078 shares of our common stock outstanding held by 158 holders of record. Of these shares, 72,493,824 were held by non-affiliates. As of June 30, 2017, there were 65,688,990 shares held by non-affiliates, which we valued at $722,579, based on our closing share price of $0.011 on June 30, 2017.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2017, there were four outstanding stock options to officers, directors, and consultants to purchase 2,225,000 shares of TransBiotec, Inc. common stock. Two of the outstanding options are dated October 1, 2014 at an option price on that day of $0.0062, with option exercise prices of $0.25 and $0.068. The third outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the fourth outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. Approximately $6,750 of account payable will be converted if the options are exercised. There are also seventeen outstanding warrants to purchase 16,120,611 shares of our common stock at an exercise price range of $0.0035 - $0.0190. We also have nineteen convertible debentures outstanding that permit the holder to convert the outstanding obligation into approximately 23,284,705 shares of our common stock at a conversion price range of $0.0017 - $0.3235688.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, we did not have any equity compensation plans, therefore there are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Preferred Stock

As of December 31, 2017, we had 1,388,575 issued shares of our Series A Preferred Stock payable to two related parties. Shares of our Series A Preferred Stock are convertible at a 35% discount rate to the average closing price per share of our common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Preferred Stock to shares of our common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least Five Cents ($0.05). The shares of Series A Preferred Stock vote on an “as converted” basis.

Recent Issuance of Unregistered Securities

During the period covered by this Annual Report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Purchases of Equity Securities

During the year ended December 31, 2017, we did not purchase any of our equity securities.

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

We are still performing beta testing of SOBR. On January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things play out. In 2017, the deal terminated due to the unrest in that region of the world.

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

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects blood alcohol levels through a person’s skin.

The following discussion:

•	summarizes our plan of operation; and

•	analyzes our financial condition and the results of our operations for the year ended December 31, 2017.

This discussion and analysis should be read in conjunction with TBT’s financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2017 and 2016

Results of Operations

Summary of Results of Operations

	Year Ended December 31,
	2017	2016	Change
Revenue	$-	$-	$-

Operating expenses:

General and administrative	313,094	396,143	(83,049)
Total expenses	313,094	396,143	(83,049)

Operating loss	(313,094)	(396,143)	(83,049)

Interest expense	(317,194)	(218,339)	98,855
Interest expense – beneficial conversion feature	-	15,250	(15,250)
Gain (loss) on fair value adjustment – derivatives	(12,023)	-	(12,023)
Net loss	$(642,311)	$(599,232)	43,079

Operating Loss; Net Loss

Our net loss increased by $43,079, from $599,232 to $642,311 from the year ended 2016 compared to 2017. Our operating loss decreased by $83,049, from $396,143 to $313,094 for the same period. The change in our net loss for the year ended December 31, 2017, compared to the prior year is primarily a result of a decrease in our general and administrative expenses, a decrease in our interest expense related to beneficial conversion feature of a convertible note dated March 28, 2015, a loss on fair value adjustment for derivative securities and an increase in our interest expense.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing SOBR, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $83,049, from $396,143 for the year ended December 31, 2016 to $313,094 for the year ended December 31, 2017, primarily due to warrants expense being reclassed to interest expense.

Interest Expense

Interest expense increased by $98,855 to $317,194 for the year ended December 31, 2017 from $218,339 in 2016. The slight increase relates to the fact we incurred more interest expense on certain loans where we borrowed money during 2017 compared to 2016 and warrants expense being reclassed from general and administrative expenses.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the year ended December 31, 2017, we incurred a loss on fair value adjustment – derivatives of $12,023, compared to no gain or loss on fair value adjustment – derivative for the year ended December 31, 2016. During the year ended December 31, 2016, the Company’s common shares were in excess of its authorized shares amount of 100,000,000 shares. The Company determined approximately 11,127,182 stock warrants and 2,225,000 stock options granted for common shares, notes convertible into 22,137,880 common shares, and a shares purchase of 3,571,429 common shares, that totaled 38,455,430 common shares were in excess of the Company’s authorized shares amount of 100,000,000 and were therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 3 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount at December 31, 2017 and the year ended December 31, 2016 of none and $180,038, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%. On March 28, 2017, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that stockholders of the Company owning a majority of the Company’s outstanding voting securities have approved the following action (The “Action”) by written consent dated March 10, 2017, in lieu of a special meeting of a stockholders. The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). To complete the action, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware on May 25, 2017, which increased the Company’s authorized shares from 100,000,000 shares to 800,000,000 shares. The Company then reduced this derivative liability to zero and recorded a fair value adjustment loss on derivatives of $12,023 during the year ended December 31, 2017. Since the increase in authorized shares happened during the year ended December 31, 2017, there was no such fair value adjustment losses or gains on derivatives during the year ended December 31, 2016 which is the reason for the increase during the year ended December 31, 2017.

Interest Expense – Beneficial Conversion Feature

In the year ended December 31, 2017 our interest expense-beneficial conversion feature was none compared to $15,250 for the year ended December 31, 2016, the decrease is due to all beneficial conversion expenses related to our convertible notes were fully amortized in 2016, therefore there were no beneficial conversion expenses amortized in 2017.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2017 was $142 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and short terms promissory notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2017 and 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016	Change

Cash	$142	$14,305	$(14,163)
Total Current Assets	3,148	14,305	(11,157)
Total Assets	3,148	14,305	(11,157)
Total Current Liabilities	2,967,285	3,026,185	(58,900)
Total Liabilities	$2,967,285	$3,026,185	$(58,900)

Our current assets decreased by $11,157 as of December 31, 2017 as compared to December 31, 2016. The decrease in our current assets between the two periods was attributed to a decrease in our cash on hand of $14,163, partially offset by $3,006 of prepaid expenses as of December 31, 2017.

Our current liabilities decreased by $58,900 as of December 31, 2017 as compared to December 31, 2016. This decrease was due to a decrease in our stock subscription payable, accounts payable, related party payables and derivative liabilities offset by increases in accrued interest payable, related party notes payable net of unamortized debt issuance costs related to detached warrants, and other payables. As a result, our total liabilities also decreased by $58,900.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2017 of $142 and $14,305 on December 31, 2016. Based on our operating cash flow estimates, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $162,557 for the year ended December 31, 2017, as compared to $131,473 for the year ended December 31, 2016. In 2017, the net cash used for operating activities consisted primarily of our net loss of $639,085, stock warrants expense of $86,955, share based compensation of $6,290 and change in fair value of derivative liabilities of $12,023, in addition to changes in assets and liabilities of accounts payable of $103,113, stock subscription payable of $11,516, accrued interest payable of $117,667, other payable of $226,905, related party payable of ($84,935), and prepaid expenses of ($3,006). In 2016, the net cash used for operating activities consisted primarily of our net loss of $595,130 adjusted primarily by stock based compensation of $34,750 primarily related to the gain on the conversion of related party debt to equity, partially offset by note payable beneficial conversion expense of ($21,500) and stock option expense of ($7,512); and changes in assets and liabilities of accounts payable of ($272,280), stock subscription payable of ($27,801), accrued interest payable of $120,156, related party payable of $615,275, note payable of $6,250, and other payable of $16,319.

Investments

We did not have any cash used for investing activities in the years ended December 31, 2017 and December 31, 2016.

Financing

Our net cash provided by financing activities for the year ended December 31, 2017 was $148,394, compared to $137,927 for the year ended December 31, 2016. For 2017, our financing activities related to net proceeds from share issuances of $50,200 and net proceeds from notes payable of $98,194. For 2016, our financing activities related entirely to net proceeds from notes payable.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations for 2017 through 2021:

	2017 (1)	2018	2019	2020	2021	Total

Debt obligations	$1,751,429	$-	$-	$-	$-	$1,751,429
Capital leases	-	-	-	-	-	-
Operating leases	49,200	49,200	24,600	-	-	123,000
	$1,800,629	$49,200	$24,600	$-	$-	$1,874,429

________

(1)	The interest amount for the contractual obligation for 2017 has been estimated.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our audited consolidated financial statements and related disclosures require our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. We base such estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivative and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing liabilities from equity. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. We are currently evaluating the potential impact of the adoption of this standard on our consolidated results of operations, financial position, and cash flows and related disclosures.

In May 2017, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company currently does not have any modifications to existing stock compensation agreements and will be able to calculate the impact of the ASU once modifications arise.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

The Company has early adopted ASU 2017-24 which simplifies the accounting for certain equity-linked financial instruments and embedded feature with down round features that reduce the exercise price when the pricing of a future round of financing is lower.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of trust managers conducted a competitive process to determine the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. As a result of this process, the Board of Directors approved the engagement of Benjamin & Young, LLP as the Company’s independent registered public accounting form for the fiscal year ended December 31, 2017 and notified former independent public accounting firm, Anton & Chia, LLP, that it had been dismissed.

On February 13, 2018, we filed a Current Report on Form 8-K which disclosed all the required information regarding the engagement of Benjamin & Young, LLP, and the dismissal of Anton & Chia, LLP, which is incorporated by reference in this Annual Report.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2017, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our year ended December 31, 2017.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of February 4, 2019, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Charles Bennington	73	Chief Executive Officer, Secretary, Interim Chief Financial Officer, Chairman of the Board and a Director (December 2006)

Nick Noceti	47	Interim Chief Financial Officer (2018)

Michael Lanphere	58	Vice President of Legal Affairs and General Counsel

Devadatt Mishal	69	Director (June 2010)

Daljit Khangura	51	Director (November 2013)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Charles Bennington has been a director since April 2005. Mr. Bennington was appointed as our interim Chief Financial Officer in April 2017, and as our Chief Executive Officer and Secretary in January 2018. Mr. Bennington was previously our President and Principal Executive, Financial and Accounting Officer from December 2006 to September 2016 and our Secretary from July 2013 to September 2016. Between May 2005 and December 2006, Mr. Bennington was our Chief Operating Officer. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington’s over 35 years of experience of positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT’s President at the time we acquired TBT and had experience with managing TBT’s development of the SOBR™ device led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

Nick Noceti has been our Interim Chief Financial Officer since June 2018. Mr. Noceti is a licensed Certified Public Accountant and has run his own practice for the past five years. Mr. Noceti primarily works as a consultant with public and private companies preparing financial statements and working with the clients’ outside accountants and auditors. Mr. Noceti received his B.A. in Business Administration, Finance/Investments in 1997 and his B.A. in Business Administration, Accounting in 2002, both from California State University, Long Beach.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2017 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2017, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ivan Braiker	0	0	2
Devadatt Mishal	0	0	0
Daljit Khangura	0	0	0
Michael Lanphere	0	0	0

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2017;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2017,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2017, 2016 and 2015, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2017, 2016 and 2015 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)(4)	Total ($)
Charles Bennington Chief Executive Officer, Secretary, Interim CFO (3), (Former COO)	2017 2016 2015	-0- 80,000 120,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	60,000 20,000 -0-	60,000 100,000 120,000

Ivan Braiker (Former Interim CEO and Interim Secretary)(2)	2017 2016	15,000 -0-	-0- -0-	-0- -0-	6,290 -0-	-0- -0-	-0- -0-	-0- -0-	21,290 -0-

___________

(1)	Includes amounts paid and/or accrued.

(2)	Mr. Braiker was appointed to his executive officer positions effective September 1, 2016 and resigned from those positions effective December 31, 2017.

(3)	Nick Noceti was appointed to the role of CFO in 2018.

(4)	Amounts accrued for Mr. Bennington’s role on the Board of Directors

Employment Contracts

In May 2011, we entered into an employment agreement with Mr. Bennington which expired on December 31, 2017. The employment agreement provided that we would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to drop his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5. In September 2016, before the expiration of Mr. Bennington’s contract, the Company appointed Ivan Braiker as its sole CEO, and Mr. Bennington subsequently took a role as a member of the Board of Directors at a monthly rate of $5,000. In connection with Mr. Braiker’s appointment, Mr. Braiker entered into a letter agreement with us, under which he accrued a monthly retainer of $7,500, to be paid only if we successfully close financing of at least $200,000. Mr. Braiker was also granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.0045 per share at a fair value of $6,290. In an act of good faith by the Company, Mr. Braiker was paid $15,000 in 2017 in relation to his letter agreement. Effective with his resignation on December 31, 2017, we did not owe, accrue for or pay Mr. Braiker any further compensation as he was unable to secure financing of $200,000 for the Company as stipulated per the letter agreement. Mr. Braiker was not compensated for his services as a member of our Board of Directors.

Director Compensation

The following table sets forth director compensation for 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	60,000	-0-	-0-	-0-	-0-	-0-	60,000

Ivan Braiker (1)	15,000	-0-	6,290	-0-	-0-	-0-	21,290

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_________

(1)	Mr. Braiker resigned from our Board of Directors effective December 31, 2017.

No director received full compensation for the fiscal years December 31, 2017 and December 31, 2016. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ivan Braiker (1)	1,500,000	-0-	-0-	$0.0045	08/2021	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Daljit Khangura	450,000	-0-	-0-	$0.068	10/2019	-0-	-0-	-0-	-0-

________

(1)	Mr. Braiker resigned from his executive officer positions effective December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

Except as noted above, there were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2017.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2017.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 4, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Charles Bennington (3)	CEO, Secretary, Interim CFO and Director	1,004,422		<1%

Common Stock	Nick Noceti (3)	Interim Chief Financial Officer	1,033,333	(4)	<1%

Common Stock	Devadatt Mishal (3)	Director	15,534,857	(7)	10.6%

Common Stock	Daljit Khangura (3)	Director	996,357 (5)		<1%

Common Stock	Michael A. Lanphere	Vice President of Legal Affairs and General Counsel	55,722,940	(6)	38.1%

	All Officers and Directors as a Group (5 persons)		73,541,909	(4)-(6)	50.3%

________

(1)

Unless otherwise indicated, based on 146,166,941 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed issued and outstanding for purposes of computing the percentage of the person holding such options or warrants.

(2)	Unless indicated otherwise, the address of the shareholder is 400 N. Tustin Ave., Suite 225, Santa Ana, CA 92705.

(3)	Indicates one of our officers or directors.

(4)	Includes vested stock options to purchase 250,000 shares of our common stock at $0.007 per share. The options expire in October 2019.

(5)	Includes options to purchase 450,000 shares of our common stock at $0.068 per share, which are exercisable at any time. The options expire in October 2019.

(6)

Includes 10,818,583 shares of our common stock issuable to Mr. Lanphere if he exercises the remaining stock warrants (fees) under certain loan agreements with us, 10,412,860 shares of our common stock if he were to convert his shares of Series A Preferred Stock, and 2,242,565 shares of our common stock due to Mr. Lanphere for 50% of his outstanding legal invoices, which he has agreed to take in stock at $0.09 per share.

(7)	Includes 8,134,420 shares of our common stock issuable to Devadatt Mishal if he exercises the remaining stock warrants (fees) under certain loan agreements with us.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and our the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement.

On December 3, 2014, Lanphere Law Group, the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a notes payable. This notes payable represents the one half balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred from November 1, 2014 are to be converted on a monthly basis to common stock at a price of .09 per share until the accounts payable balance for attorney fees is paid current. The Company recorded to equity a total related party gain related to these conversions at the year ended December 31, 2017 and December 31, 2016 of $182,111 and none, respectively. During the year ended December 31, 2017 and December 31, 2016, approximately $45,994 converted to 511,052 common shares and $61,009 converted to 677,871 common shares were recorded to general and administrative expenses, respectively. Per this agreement as of December 31, 2017 and the year ended December 31, 2016, on a cumulative basis, approximately $193,627 of accounts payable was converted into 2,151,417 shares and $147,633 was converted into 1,640,365 shares, respectively. All amounts were recorded to general and administrative expense as incurred.

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, a related party and the company’s largest shareholder, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness brought down the original principal balance on the note of $214,335 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid in capital. This amendment also extended the note payable’s due date to December 2, 2015. The note payable amount of $214,335 was recorded to general and administrative expense as incurred.

On November 20, 2015, we entered into a Debt Conversion and Series A Convertible Preferred Stock Purchase Agreement with Mr. Lanphere, under which Mr. Lanphere agreed to convert $520,643 of debt owed to him into 520,643 shares of our Series A Preferred Stock. By its terms, shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time at a 35% discount to the average of our closing stock price for the last fifteen (15) days prior to conversion, so long as the minimum average closing price for our common stock is at least $0.05 per share during the pricing period. However, in February 2017, we entered into an amendment with all holders of our Series A Preferred Stock, including Mr. Lanphere, under which all parties agreed that our shares of Series A Preferred Stock were not convertible into shares of our common stock until we increased our authorized common stock to a sufficient amount in order to permit conversions of the Series A Preferred Stock without going over our authorized common shares amount. The shares of Series A Preferred Stock vote on an “as converted” basis. Since the shares were not currently convertible, they could not be voted for conversion until we increased our authorized common stock sufficient to permit such conversions. Once we increased our authorized common stock, on May 25, 2017, Mr. Lanphere has the right to convert his shares of Series A Preferred Stock into our common stock (if the minimum stock price is achieved which as of January 25, 2019 has not occurred). These preferred shares have been issued.

On March 8, 2017, Lanphere Law Group, a related and party and the Company’s largest shareholder, irrevocably elected to exercise options in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871 which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to this note payable. The principal balance of the note after the debt deduction was $31,662 respectively. At December 31, 2017 and December 31, 2016, the principal balance of this note was $31,662 and $106,335, respectively. At December 31, 2017 and December 31, 2016, the accrued interest on this note was $3,168 and $38,198, respectively. The note payable amount of $74,672 was recorded to general and administrative expenses and the $38.199 was recorded to interest expense as incurred. After this exercise, Mr. Lanphere still owns options to acquire an additional 10,818,583 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30,2019. Rent expense for the years ended December 31, 2017 and December 2016 of $49,200 and $49,200, was recorded to general and administrative expense, respectively.

Corporate Governance

As of December 31, 2017, our Board of Directors consisted of Charles Bennington, Ivan Braiker, Devadatt Mishal, and Daljit Khangura. As of December 31, 2017, Mr. Mishal qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2017 and December 31, 2016 for professional services rendered by Benjamin & Young, LLP for the audit for the year ended December 31, 2017 and Anton & Chia, LLP for the audit of our annual consolidated financial statements for December 31, 2016, quarterly reviews of our interim consolidated financial statements in 2016 and 2017 and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended 2017	Year Ended 2016
Audit Fees and Audit Related Fees	$53,530	$30,085
Tax Fees	0	0
All Other Fees	0	0
Total	$53,530	$30,085

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

The board of directors has considered the nature and amount of fees billed by Benjamin & Young, LLP and Anton & Chia, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Benjamin & Young, LLP’s and Anton & Chia, LLP’s independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3*	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (4)	Form of Series A Stock Purchase Agreement

10.5 (4)	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________

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

TransBiotec, Inc.

Dated: February 4, 2019	By:	/s/ Charles Bennington
	Its:	Charles Bennington
Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer
(Principal Accounting Officer)

Dated: February 4, 2019	By:	/s/ Nick Noceti
	Its:	Nick Noceti
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 4, 2019	By:	/s/ Charles Bennington
	Its:	Charles Bennington, Director, Chief Executive Officer (Principal Executive Officer), Secretary, and Interim Chief Financial Officer (Principal Accounting Officer)

Dated: February 4, 2019	By:	/s/ Nick Noceti
	Its:	Nick Noceti
Chief Financial Officer (Principal Accounting Officer)

Dated: February 4, 2019	By:	/s/ Devadatt Mishal
Devadatt Mishal, Director

Dated: February 4, 2019	By:	/s/ Daljit Khangura
	Its:	Daljit Khangura, Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TransBiotec, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TransBiotec, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Benjamin & Young, LLP

We have served as the Company’s auditor since 2018.

Anaheim, California

February 4, 2019

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 17, 2017

TransBiotec, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$142	$14,305
Prepaid Expenses	3,006	-
Total current assets	3,148	14,305

Total Assets	$3,148	$14,305

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$270,851	$349,849
Accrued interest payable	382,302	302,834
Notes payable - current - related parties	630,575 *	627,022 *
* Includes unamortized debt issuance costs related to detached warrants of $19,969 and none at December 31, 2017 and December 31, 2016, respectively.
Notes payable - current - non related parties	163,574	163,574
Derivitive liability	-	180,038
Stock subscription payable	-	28,081
Related party payables	1,026,819	1,111,754
Other payables	493,164	263,033
Total current liabilties	2,967,285	3,026,185

Total Liabilities	2,967,285	3,026,185
Stockholders' Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of December 31, 2017 and December 31, 2016, respectively	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, 1,388,575 and no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	14	-
Common stock, $.00001 par value; 800,000,000 shares authorized; 109,409,930 and 67,751,068 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,096	677
Additional paid in capital	14,785,051	14,095,430
Accumulated deficit	(17,703,171)	(17,064,086)
Total Transbiotec, Inc. stockholders' deficit	(2,917,010)	(2,967,979)
Noncontrolling interest	(47,127)	(43,901)

Total Stockholders' Deficit	(2,964,137)	(3,011,880)

Total Liabilities and Stockholders' Deficit	$3,148	$14,305

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2017	December 31, 2016

Revenues	$-	$-

Operating expenses:
General and administrative	313,094	396,143
	313,094	396,143

Loss from operations	(313,094)	(396,143)

Other income (expense):
Loss on fair value adjustment - derivatives	(12,023)	-
Interest expense	(317,194)	(218,339)
Interest expense - beneficial conversion feature	-	15,250
	(329,217)	(203,089)

Loss before provision for income taxes	(642,311)	(599,232)

Provision for income tax	-	-

Net loss	(642,311)	(599,232)
Less: Net loss attributable to noncontrolling interest	3,226	4,102
Net loss attributable to TranBioTec, Inc.	$(639,085)	$(595,130)

Net loss per share
(Basic and fully diluted)	$(0.007)	$(0.009)

Weighted average number of common shares outstanding	97,823,538	67,320,740

The accompanying notes are an integral part of the consolidated financial statements.

TransbioTec, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Stockholders'

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -	Total
	Shares	($.0001 Par)	Shares	($.0001 Par)	Paid in Capital	Accumulated Deficit	TransBiotec Inc.	Stockholders' Deficit	Noncontrolling Interest

Balances at January 1, 2015	60,251,068	$602	-	$-	$14,353,628	$(16,468,956)	$(2,114,726)	$(2,154,525)	$(39,799)
Common Stock issued for cash	5,000,000	50	-	-	24,950	-	25,000	25,000	-
Common Stock issued to settle accounts payable	2,500,000	25	-	-	9,725	-	9,750	9,750	-
Paid in capital - beneficial conversion feature	-	-	-	-	(21,500)	-	(21,500)	(21,500)	-
Paid in capital - Stock Warrants Amortization	-	-	-	-	(7,512)	-	(7,512)	(7,512)	-
Paid in capital - Gain on related party debt conversion	-	-	-	-	(83,823)	-	(83,823)	(83,823)	-
Paid in capital - Reclassification of common share equivalents to derivative liabilities	-	-	-	-	(180,038)	-	(180,038)	(180,038)	-
Share exchange - noncontrolling interest	-	-	-	-	-	-	-	(4,102)	(4,102)
Net loss for the year	-	-	-	-	-	(595,130)	(595,130)	(595,130)	-
Balances at December 31, 2016	67,751,068	677	-	-	14,095,430	(17,064,086)	(2,967,979)	(3,011,880)	(43,901)
Common Stock issued for cash	7,202,679	72	-	-	60,128	-	60,200	60,200	-
Common Stock issued due to options exercise	32,248,932	323	-	-	112,548	-	112,871	112,871	-
Common Stock issued to settle accounts payable	2,151,417	23	-	-	11,493	-	11,516	11,516	-
Common Stock issued to settle non related party debt	55,834	1	-	-	18,066	-	18,067	18,067	-
Preferred Stock issued for debt	-	-	1,388,575	14	-	-	14	14	-
Paid in capital - Fair Value of Unamortized Stock Warrants	-	-	-	-	19,969	-	19,969	19,969	-
Paid in capital - Stock Warrants Amortization	-	-	-	-	86,955	-	86,955	86,955	-
Paid in capital - Fair Value of Stock Compensation	-	-	-	-	6,290	-	6,290	6,290	-
Paid in capital - Gain on related party debt conversion	-	-	-	-	182,111	-	182,111	182,111	-
Paid in capital - Reclassification of common share equivalents to derivative liabilities	-	-	-	-	(199,919)	-	(199,919)	(199,919)	-
Paid in capital - Reclassification of derivative liabilities to common share equivalents	-	-	-	-	391,980	-	391,980	391,980	-
Share exchange - noncontrolling interest	-	-	-	-	-	-	-	(3,226)	(3,226)
Net loss for the year	-	-	-	-	-	(639,085)	(639,085)	(639,085)	-
Balances at December 31, 2017	109,409,930	1,096	1,388,575	14	$14,785,051	$(17,703,171)	$(2,917,010)	$(2,964,137)	$(47,127)

The accompanying notes are an integral part of the consolidated financial statements.

TransbioTec, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2017	2016

Operating Activities:
Net loss	$(639,085)	$(595,130)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Change in fair value of derivative liability	12,023	-
Note payable benefical conversion expense	-	(21,500)
Stock Warrants Expense	86,955	(7,512)
Stock Based Compensation	6,290	34,750
Changes in assets and liabilities:
Prepaid expenses	(3,006)	-
Accounts payable	103,113	(272,280)
Stock subscription payable	11,516	(27,801)
Accrued interest payable	117,667	120,156
Related party payable	(84,935)	615,275
Note payable	-	6,250
Other payable	226,905	16,319

Net cash used for operating activities	(162,557)	(131,473)

Financing Activities:
Proceeds from shares issuances - related parties	25,000	-
Proceeds from shares issuances - non-related parties	25,200	-
Proceeds from notes payable - related parties	98,194	137,927
Net cash provided by financing activities	148,394	137,927

Net Change In Cash	(14,163)	6,454

Cash At The Beginning Of The Period	14,305	7,851

Cash At The End Of The Period	$142	$14,305

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$130,938	$9,750

Accounts payable converted to capital	$193,627	$-

Reclassification of common share equivalents to derivative liabilities	$199,919	$180,038

Reclassification of derivative liabilities to paid in capital	$391,980	$-

Shares issued for cash received in prior year(s)	$10,000	$25,000

Supplemental Disclosure

Cash paid for interest	$3,750	$12,500

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of annual financial information.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (Including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the years ended December 31, 2017 and December 31, 2016, and results of operations and cash flows for the years ended December 31, 2017 and December 31, 2016.

Principles of consolidation

The accompanying audited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Transbiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these financial statements.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability, stock compensation and beneficial conversion feature expenses. Actual results could differ from those estimates.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2017 and December 31, 2016.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at December 31, 2017.

Net loss per share

The basic and fully diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding.

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

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2017 and December 31, 2016 on a recurring basis:

December 31, 2017
	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	-	-
	-	-	-

December 31, 2016
	Level 1	Level 2	Level 3
	$	$	$
Derivative liabilities	-	-	(180,038)
	-	-	(180,038)

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a weighted average Black-Sholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Stock based compensation

Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505-50 “Equity-Based Payments to Non-Employees”.

Minority interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at December 31, 2017. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New pronouncements

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. We are currently evaluating the potential impact of the adoption of this standard on our consolidated results of operations, financial position and cash flows, and related disclosures.

In May 2017, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company currently does not have any modifications to existing stock compensation agreements and will be able to calculate the impact of the ASU once modifications arise.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on the consolidated financial statements.

The Company has early adopted ASU 2017-24 which simplifies the accounting for certain equity-linked financial instruments and embedded feature with down round features that reduce the exercise price when the pricing of a future round of financing is lower.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of December 31, 2017, the accumulated deficit is $17,703,171, a $142 cash balance, carrying loans of principal and interest in default totaling $1,029,140, current notes payable and interest of $1,196,420 and negative cash flows from operating activities of $162,557. These principal conditions or events, considered in the aggregate, indicates it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

On May 25, 2017, the Company increased their number of unauthorized shares from 100,000,000 to 800,000,000 as they hope to raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or others, and debt restructure (conversion of debt to equity). By doing so, the Company further hopes to generate revenues from sales of its alcohol sensing and ignition lock systems. The Company is currently engaged in talks with potential sales reps, funding sources, and manufacturers. They may also consider opportunities to create synergy with its SOBR product. Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. Management’s plans are speculative at this time, and no formal documentation of these plans nor approvals of such plans have occurred before December 31, 2017. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of December 31, 2017.

NOTE 3. RELATED PARTY TRANSACTIONS

In May 2011, we entered into an employment agreement with Mr. Bennington which expired on December 31, 2017. The employment agreement provided that we would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to drop his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5. In September 2016, before the expiration of Mr. Bennington’s contract, the Company appointed Ivan Braiker as its sole CEO, and Mr. Bennington subsequently took a role as a member of the Board of Directors at a monthly rate of $5,000. In connection with Mr. Braiker’s appointment, Mr. Braiker entered into a letter agreement with us, under which he accrued a monthly retainer of $7,500, to be paid only if we successfully close financing of at least $200,000. Mr. Braiker was also granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.0045 per share at a fair value of $6,290. In an act of good faith by the Company, Mr. Braiker was paid $15,000 in 2017 in relation to his letter agreement. Effective with his resignation on December 31, 2017, we did not owe, accrue for or pay Mr. Braiker any further compensation as he was unable to secure financing of $200,000 for the Company as stipulated per the letter agreement. Mr. Braiker was not compensated for his services as a member of our Board of Directors.

As of December 31, 2017, and December 31, 2016, the Company had payables due to officers, for accrued compensation and services of $474,156 and $511,656, respectively, recorded as a related party payable on the audited consolidated balance sheet. The decrease is related to an adjustment to Ivan Braiker’s accrued compensation when he was unable to secure financing of $200,000 for the Company and subsequently resigned in 2017. No director received full compensation for the fiscal years December 31, 2017 and December 31, 2016. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

On December 3, 2014, Lanphere Law Group, the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a notes payable. This notes payable represents the one half balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred from November 1, 2014 are to be converted on a monthly basis to common stock at a price of .09 per share until the accounts payable balance for attorney fees is paid current. The Company recorded to equity a total related party gain related to these conversions at the year ended December 31, 2017 and December 31, 2016 of $182,111 and none, respectively. During the year ended December 31, 2017 and December 31, 2016, approximately $45,994 converted to 511,052 common shares and $61,009 converted to 677,871 common shares were recorded to general and administrative expenses, respectively. Per this agreement as of December 31, 2017 and the year ended December 31, 2016, on a cumulative basis, approximately $193,627 of accounts payable was converted into 2,151,417 shares and $147,633 was converted into 1,640,365 shares, respectively. All amounts were recorded to general and administrative expense as incurred.

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, a related party and the company’s largest shareholder, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness brought down the original principal balance on the note of $214,335 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid in capital. This amendment also extended the note payable’s due date to December 2, 2015. The note payable amount of $214,335 was recorded to general and administrative expense as incurred.

On March 8, 2017, Lanphere Law Group, a related and party and the Company’s largest shareholder, irrevocably elected to exercise options in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871 which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to this note payable. The principal balance of the note after the debt deduction was $31,662 respectively. At December 31, 2017 and December 31, 2016, the principal balance of this note was $31,662 and $106,335, respectively. At December 31, 2017 and December 31, 2016, the accrued interest on this note was $3,168 and $38,198, respectively. The note payable amount of $74,672 was recorded to general and administrative expenses and the $38.199 was recorded to interest expense as incurred. After this exercise, Mr. Lanphere still owns options to acquire an additional 10,818,583 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30,2019. Rent expense for the years ended December 31, 2017 and December 2016 of $49,200 and $49,200, was recorded to general and administrative expense, respectively.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has certain convertible notes payable to related parties that have a principal balance due at December 31, 2017 and December 31, 2016 of $91,000 and $91,000, respectively. These notes carry interest rates ranging from 7% - 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All notes are currently in default and carry a default interest rate of 10%, , and conversion prices ranging from $0.0072 - $0.08 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and were fully amortized at December 31, 2017 and December 31, 2016. No beneficial conversion feature expense was incurred during the years ended December 31, 2017 and December 31, 2016.

The Company has certain non-convertible notes payable to related parties that have a principal balance due at December 31, 2017 and December 31, 2016 of $343,700 and $418,372, respectively. These notes carry interest rates ranging from 0% - 10%, and have due dates ranging from 8/03/2012 - 7/23/2016. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to related parties that have a principal balance due at December 31, 2017 and December 31, 2016 of $215,844 and $117,650, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 12/14/2018. 8 of these notes, carrying a total principal balance of $117,650, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable attached warrant ranges from $0.0044 - $0.016. At year end December 31, 2017 and December 31, 2016, these notes carried outstanding detached free-standing warrants of 16,070,611 and 6,860,544, respectively. The unamortized discount related to these warrants at the year ended December 31, 2017 and December 31, 2016 was $19,969 and none, respectively. At year end December 31, 2017 and December 31, 2016, warrants expense recorded to interest expense was $86,954 and none, respectively. The reason for the increase is at year end December 31, 2016, the Company determined approximately 6,860,544 of these detached free-standing warrants were in excess of the Company’s authorized shares amount of 100,000,000 and were therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 3 Inputs, the Company recorded fair market value adjustments for these common shares over the Company’s 100,000,000 authorized shares amount at the year ended December 31, 2016. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.23% - 0.85%, dividend yield of 0%, expected life of 1 year, volatility between 256% - 375%.

	2017	2016

Convertible Notes Payable	91,000	91,000
Conventional Non-Convertible Notes Payable	312,038	312,038
Notes Payable with detached free-standing warrants	247,506	223,984
Unamortized Discount	(19,969)	-
Net Related Party Notes Payable	630,575	627,022

NON- RELATED PARTIES

The Company has certain convertible notes payable to non-related parties that have a principal balance due at December 31, 2017 and December 31, 2016 of $137,136 and $137,136, respectively. These notes carry interest rates ranging from 8% - 30%, and have due dates ranging from 2/08/2012 - 3/26/2016. All notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the note, one year, and were fully amortized at December 31, 2017 and December 31, 2016. No beneficial conversion feature expense was incurred during the years ended December 31, 2017 and December 31, 2016.

The Company has certain non-convertible notes payable to non-related parties that have a principal balance due at December 31, 2017 and December 31, 2016 of $21,438 and $21,438, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/11/2015. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to a non-related party that has a principal balance due at December 31, 2017 and December 31, 2016 of $5,000 and $5,000, respectively. This note carries an interest rate of 10%, had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrant is $0.019 for a total amount of 50,000 common shares. At year end December 31, 2017 and December 31, 2016, this note carried outstanding detached free-standing warrants of 50,000 and 50,000, respectively. There was no unamortized discount related to these warrants at the year ended December 31, 2017 and December 31, 2016 and no warrants expense recorded as interest expense at December 31, 2017 and December 31, 2016.

	2017	2016

Convertible Notes Payable	137,136	137,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with detached free-standing warrants	5,000	5,000
Net Non-Related Party Notes Payable	163,574	163,574

Interest expense under notes payable for the years ended December 31, 2016 and December 31, 2017 was $121,338 and $117,421 respectively.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company determined approximately 11,127,182 stock warrants and 2,225,000 stock options granted for common shares, notes convertible into 22,137,880 common shares, and a shares purchase of 3,571,429 common shares, that totaled 38,455,430 common shares were in excess of the Company’s authorized shares amount of 100,000,000 during the year ended December 31, 2017 and were therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. Utilizing Level 3 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount at December 31, 2017 and the year ended December 31, 2016 of none and $180,038, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	(180,038)
Derivative change due to new issuances	(199,919)
Derivative change due to reclassifications to equity	391,980
Derivative loss due to mark to market adjustment	(12,023)
Balance at December 31, 2017	-

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2016 and 2017 the Company had net operating loss carry forwards of approximately $7,299,000 and $8,198,000 respectively, that may be offset against future taxable income, if any, ratably through 2035. These carry-forwards are subject to review by the Internal Revenue Service. The deferred tax asset of at each date of $1,460,000 and $1,640,000 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2016 and 2017 was $123,000 and $180,000.

There is no current or deferred tax expense for the years ended December 31, 2016 and 2017. The Company has not filed tax returns however management believes there are no taxes due as of December 31, 2016 and 2017.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

For the years ended December 31, 2017 and 2016, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and had net operating loss carry-forwards of approximately $8,198,000 that will be carried forward and can be used through the year 2037 to offset future taxable income, In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016

Income tax benefit attributable to:
Net loss	(676,147)	(595,130)
Permanent differences	142,446	(21,431)
Valuation allowance	533,701	616,561
Net provision for income tax	-	-

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The cumulative tax effect at the expected federal tax rate of 34% of significant items comprising our net deferred tax amount is as follows on December 31, 2017 and 2016:

	2017	2016

Deferred tax asset attributable to:
Net operating loss carry forward	8,198,000	7.299,000
Valuation allowance	(8,198,000)	(7,299,000)
Net deferred tax asset	-	-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2017 and 2016:

	2017	2016

Deferred tax asset attributable to:
Net operating loss carry forward	410,000	365,000
Valuation allowance	(410,000)	(365,000)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $8,198,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2012 – 2017 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 7. STOCK WARRANTS AND STOCK OPTIONS

The Company accounts for employee stock options and non-employee stock warrants under ASC 718 and ASC 505, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black Sholes pricing model. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

Beginning on December 12, 2012, Michael A. Lanphere, a related party, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at December 31, 2017 and December 31, 2016 were 36,997,231 and 6,070,284, respectively.

The total outstanding balance of all non-employee stock warrants in TransBioTec, Inc. is 16,120,611 and 39,159,476 at December 31, 2017 and 2016, respectively. The fair value of these options were determined using the Black-Sholes option pricing model based on the following assumptions:

Exercise price	$0.0035-$0.0190
Dividend yield	0%
Volatility	143%-167%
Risk-free Interest Rate	1.12%-2.16%
Expected life of options	5 Years

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2017

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	39,159,476	$0.0035 - 0.0190	3.20 Years	$0.0041	78,319
Warrants Granted	9,210,067	$0.0044 - 0.0160	4.44 Years	$0.0064
Warrants Exercised	32,248,932	$0.0035
Warrants Expired	-	-
Balance at December 31, 2017	16,120,611	$0.0035 - 0.0190	4.06 Years	$0.0066	(51,586)

Exercisable at December 31, 2016	39,159,476	$0.0035 - $0.0190	3.20 Years	$0.0041	78,319
Exercisable at December 31, 2017	16,120,611	$0.0035 - $0.0190	4.06 Years	$0.0066	(51,586)

As of December 31, 2017, there were four outstanding stock options to officers, directors, and consultants to purchase 2,225,000 shares of TransBiotec, Inc. common stock. Two of the outstanding options are dated October 1, 2014 at an option price on that day of $0.0062, with option exercise prices of $0.25 and $0.068. The third outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the fourth outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. Approximately, $6,750 of account payable will be converted if the options are exercised. These stock options vested upon grant. The fair value of these options were determined to be $10,377 using the Black-Sholes option pricing model based on the following assumptions and recorded to general and administrative expense as incurred:

Exercise price	$0.0045 - $0.025
Dividend yield	0%
Volatility	162%-175%
Risk-free Interest Rate	1.14%-1.55%
Expected life of options	5 Years

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The following table summarizes the changes in the Company’s outstanding stock options during the year ended December 31, 2017

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	2,225,000	$0.0045 - 0.0250	4.00 Years	$0.0204	(31,818)
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at December 31, 2017	2,225,000	$0.0045 - 0.0250	3.00 Years	$0.0204	(37,825)

Exercisable at December 31, 2016	2,225,000	$0.0045 - $0.0250	4.00 Years	$0.0204	(31,818)
Exercisable at December 31, 2017	2,225,000	$0.0045 - $0.0250	3.00 Years	$0.0204	(37,825)

Employee stock options

The Company had no outstanding employee stock options.

TransBiotec, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

On December 31, 2017, the Company converted $18,067 of a related party payable into 55,834 shares of its common stock with a purchase price of $0.32 per share.

On December 31, 2017, the Company issued for $10,000 cash, 31,250 shares of its common stock with a purchase price of $0.32 per share.

On December 31, 2017, the Company converted $193,627 of its account payable due to a related party into 2,151,417 issued shares of its common stock, with a purchase price of $0.09 per share.

NOTE 9. PREFERRED STOCK

As of December 31, 2017, the Company issued 1,388,575 shares of their Series A Preferred Stock payable to two related parties. Shares of the Series A Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Preferred Stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least Five Cents ($0.05). The shares of Series A Preferred Stock vote on an “as converted” basis.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease, including CAM charges, was $52,420 and $52,420 for the years ended December 31, 2016 and December 31, 2017, respectively.

As of December 31, 2017, future minimum annual payments under operating lease agreements for years ending December 31 are as follows.

	2018	2019	2020	2021	2022	Total

Operating leases	49,200	24,600	-	-	-	73,800
	$49,200	$24,600	$-	$-	$-	$73,800

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164.00. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of February 04, 2019.

We currently have one outstanding judgment against us involving a past employee of the company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

NOTE 11. SUBSEQUENT EVENTS

Effective on February 12, 2018, and with the approval of our Board of Directors, TransBiotec, Inc. dismissed Anton & Chia, LLP (“Anton”) as the Company’s independent registered public accounting firm engaged to audit the financial statements. Anton audited the Company’s financial statements, including the Company’s balance sheets as of December 31, 2016, 2015, 2014 and 2013 and our related statements of operations, changes in stockholders’ equity, and statements of cash flows for the period from December 31, 2013 through December 31, 2016. The audit report of Anton on the Company’s financial statements for the periods aforementioned above (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, but the reports of Anton, for the Audit Period contained an emphasis of a matter paragraph which indicated conditions existed which raised substantial doubt about our ability to continue as a going concern.

On October 29, 2018, TransBiotec, Inc. (“The Company” or “TransBiotec”) entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which The Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of our common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) TransBiotec being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) TransBiotec completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) TransBiotec having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction.

