Form 10-Q
period 2018-03-31
TransBiotec, Inc.
filed 2019-04-17
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(949) 285-9454

Registrant’s telephone number, including area code

_____________________________________
(Former address, if changed since last report)

________ _____________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 10, 2019, there were 152,205,625 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of March 31, 2018 and December 31, 2017, the statements of operations for the three months ended March 31, 2018 and 2017, the statements of changes in stockholders’ deficit for the three months ended March 31, 2018 and 2017 , and statements of cash flows for the three months ending March 31, 2018 and 2017, follow.  The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$231	$142
Prepaid Expenses	4,419	3,006
Total current assets	4,650	3,148

Total Assets	$4,650	$3,148

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	160,197	$270,851
Accrued expenses	508,164	$493,164
Accrued interest payable	424,676	382,302
Related party payables	1,187,273	1,026,819
Notes payable - current - related parties	649,611 *	630,575 *
* Includes unamortized debt issuance costs related to detached warrants of $21,233 and $19,969 at March 31, 2018 and December 31, 2017, respectively.
Notes payable - current - non related parties	163,574	163,574
Total current liabilties	3,093,495	2,967,285

Total Liabilities	3,093,495	2,967,285
Stockholders' Deficit
Preferred stock, $.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of March 31, 2018 and December 31, 2017	-	-
Series A Convertible Preferred stock, $.00001 par value; 3,000,000 shares authorized, 1,388,575 shares issued and outstanding as of March 31, 2018 and December 31, 2017	14	14
Common stock, $.00001 par value; 800,000,000 shares authorized; 109,501,078 and 109,409,930 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,097	1,096
Additional paid-in capital	14,804,212	14,785,051
Accumulated deficit	(17,846,220)	(17,703,171)
Total Transbiotec, Inc. stockholders' deficit	(3,040,897)	(2,917,010)
Noncontrolling interest	(47,948)	(47,127)

Total Stockholders' Deficit	(3,088,845)	(2,964,137)

Total Liabilities and Stockholders' Deficit	$4,650	$3,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)

Revenues	$-	$-

Operating expenses:
General and administrative	79,843	133,353
	79,843	133,353

Loss from operations	(79,843)	(133,353)

Other income (expense):
Loss on fair value adjustment - derivatives	-	(313,419)
Interest expense	(64,027)	(45,527)
Accretion (amortization) of interest - beneficial conversion feature	-	3,500
	(64,027)	(355,446)

Loss before provision for income taxes	(143,870)	(488,799)

Provision for income tax	-	-

Net loss	(143,870)	(488,799)
Less: Net loss attributable to noncontrolling interest	821	965
Net loss attributable to TranBioTec, Inc.	$(143,049)	$(487,834)

Net loss per share
(Basic and fully diluted)	$(0.001)	$(0.007)

Weighted average number of common shares outstanding	109,409,930	74,200,854

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -	Total
		($.00001		($.00001	Paid-in	Accumulated	TransBiotec	Stockholders'	Noncontrolling
	Shares	Par)	Shares	Par)	Capital	Deficit	Inc.	Deficit	Interest

Balances at January 1, 2016	67,751,068	$677	-	$-	$14,095,430	$(17,064,086)	$(2,967,979)	$(3,011,880)	$(43,901)
Common stock issued due to options exercise	32,248,932	323	112,548	-	112,548	-	112,871	112,871	-
Paid-in capital - fair value of stock warrants granted	-	-	-	-	17,983	-	17,983	17,983	-
Paid-in capital - beneficial conversion feature	-	-	-	-	(3,500)	-	(3,500)	(3,500)	-
Paid-in capital - reclassification of common share equivalents to derivative liabilities	-	-	-	-	(199,919)	-	(199,919)	(199,919)	-
Paid-in capital - reclassification of derivative liabilities to common share equivalents	-	-	-	-	154,049	-	154,049	154,049	-
Share exchange - noncontrolling interest	-	-	-	-	-	-	-	(965)	(965)
Net loss for the period	-	-	-	-	-	(487,834)	(487,834)	(487,834)	-
Balances at March 31, 2017	100,000,000	$1,000	112,548	$-	$14,176,591	$(17,551,920)	$(3,374,329)	$(3,419,195)	$(44,866)

Balances at January 1, 2018	109,409,930	$1,096	1,388,575	$14	$14,785,051	$(17,703,171)	$(2,917,010)	$(2,964,137)	$(47,127)
Common stock issued to settle accounts payable	91,148	1	-	-	427	-	428	428	-
Paid-in capital - fair value of stock warrants granted	-	-	-	-	10,958	-	10,958	10,958	-
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,776	-	7,776	7,776	-
Share exchange - noncontrolling interest	-	-	-	-	-	-	-	(821)	(821)
Net loss for the period	-	-	-	-	-	(143,049)	(143,049)	(143,049)	-
Balances at March 31, 2018	109,501,078	$1,097	1,388,575	$14	$14,804,212	$(17,846,220)	$(3,040,897)	$(3,088,845)	$(47,948)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2018	2017

Operating Activities:
Net loss	$(143,049)	$(487,834)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Change in fair value of derivative liability	-	313,419
Note payable benefical conversion expense	-	(3,500)
Stock warrants expense	9,694	17,983
Changes in assets and liabilities:
Prepaid expenses	(1,413)	(5,964)
Accounts payable	(110,654)	2,415
Accrued expenses	14,179	26,534
Accrued interest payable	42,374	29,004
Related party payables	168,658	55,045

Net cash used in operating activities	(20,211)	(52,898)

Financing Activities:
Proceeds from shares issuances - related parties	-	25,000
Proceeds from notes payable - related parties	20,300	40,000
Net cash provided by financing activities	20,300	65,000

Net Change In Cash	89	12,102

Cash At The Beginning Of The Period	142	14,305

Cash At The End Of The Period	$231	$26,407

Schedule Of Non-Cash Investing And Financing Activities:

Debt converted to capital	$-	$112,871

Related party payables converted to capital	$8,204	$-

Reclassification of derivative liabilities to paid-in capital	$-	$154,049

Reclassification of common share equivalents to derivative liabilities	$-	$199,919

Fair value of stock warrants granted	$10,958	$-

Supplemental Disclosure:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Transbiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2018 and December 31, 2018, respectively.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, accounts payable, accrued expenses, accrued interest payable, notes payable, related party payables, and convertible debentures. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company had no assets and liabilities that were measured and recognized at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively.

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

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in fair value are recorded in the consolidated statement of operations under other income (expense).

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

During the year ended December 31, 2016, the Company determined approximately 11,127,182 stock warrants and 2,225,000 stock options granted for common shares, notes convertible into 22,137,880 common shares, and a shares purchase of 3,571,429 common shares, that totaled 38,455,430 common shares were in excess of the Company’s authorized shares amount of 100,000,000 and was therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%. Utilizing Level 3 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount. On March 28, 2017, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that stockholders of the Company owning a majority of the Company’s outstanding voting securities have approved the following action (The “Action”) by written consent dated March 10, 2017, in lieu of a special meeting of a stockholders. The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). To complete the action, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware on May 25, 2017, which increased the Company’s authorized shares from 100,000,000 shares to 800,000,000 shares. The Company then reduced this derivative liability to zero and recorded a fair value adjustment loss on derivatives of $12,023 during the year ended December 31, 2017.

Stock-based Compensation

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at March 31, 2018 and December 31, 2017. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

In May 2017, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-09 and currently does not have any modifications to existing stock compensation agreements but will be able to calculate the impact of the ASU if modifications arise.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company has early adopted ASU 2017-24 in 2018 which simplifies the accounting for certain equity-linked financial instruments and embedded feature with down round features that reduce the exercise price when the pricing of a future round of financing is lower. The Company has no equity-linked financial instruments or embedded feature with down round features that reduced the exercise price when the pricing of a future round of financing is lower therefore there was no accounting effect upon the early adoption.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of March 31, 2018, the accumulated deficit is $17,846,220, a $231 cash balance, carrying loans of principal and interest in default totaling $1,106,424, current notes payable and interest of $1,205,927 and cash outflows from operating activities of $20,211. These principal conditions or events, considered in the aggregate, indicates it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

On May 25, 2017, the Company increased their number of unauthorized shares from 100,000,000 to 800,000,000 as they hope to raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or others, and debt restructure (conversion of debt to equity). By doing so, the Company further hopes to generate revenues from sales of its alcohol sensing and ignition lock systems. The Company is currently engaged in talks with potential sales reps, funding sources, and manufacturers. They may also consider opportunities to create synergy with its SOBR product. Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. Management’s plans are speculative at this time, and no formal documentation of these plans nor approvals of such plans have occurred on or before March 31, 2018. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of March 31, 2018.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 3. RELATED PARTY TRANSACTIONS

In May 2011, the Company entered into an employment agreement with Mr. Bennington which expired on December 31, 2017. The employment agreement provided that the Company would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to drop his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5. In September 2016, before the expiration of Mr. Bennington’s contract, the Company appointed Ivan Braiker as its sole CEO, and Mr. Bennington subsequently took a role as a member of the Board of Directors at a monthly rate of $5,000. In connection with Mr. Braiker’s appointment, Mr. Braiker entered into a letter agreement with us, under which he accrued a monthly retainer of $7,500, to be paid only if the Company successfully closed financing of at least $200,000. Mr. Braiker was also granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.0045 per share at a fair value of $6,290. In an act of good faith by the Company, Mr. Braiker was paid $15,000 in 2017 in relation to his letter agreement. Effective with his resignation on December 31, 2017, the Company did not owe, accrue for or pay Mr. Braiker any further compensation as he was unable to secure financing of $200,000 for the Company as stipulated per the letter agreement. Mr. Braiker was not compensated for his services as a member of our Board of Directors.

As of March 31, 2018, and December 31, 2017, the Company had payables due to officers for accrued compensation and services of $474,156 and $474,156, respectively, recorded as related party payables on the condensed consolidated balance sheets. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents the one half balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. The Company has recorded to equity a total related party gain related to these conversions as of March 31, 2018 and December 31, 2017 of $189,887 and $182,111, respectively. During the three month period ended March 31, 2018 and March 31, 2017, approximately $8,204 converted to 91,148 legally issued common shares and $0 converted to no common shares (as the Company’s unissued common stock exceeded its authorized shares limit of 100,000,000 shares). These payables were for legal expenses recorded to general and administrative expense as incurred. Per this agreement as of March 31, 2018 and December 31, 2017, on a cumulative basis, approximately $201,831 of accounts payable was converted into 2,242,565 legally issued common shares and $193,627 was converted into 2,151,417 legally issued common shares, respectively. These payables were for legal expenses and were previously recorded to general and administrative expense as incurred.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness brought down the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015, however, this note payable is currently in default.

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. At March 31, 2018 and December 31, 2017, the principal balance of this note was $31,662 and $31,662, respectively. At March 31, 2018 and December 31, 2017, the accrued interest on this note was $3,949 and $3,168, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group still owns warrants to acquire an additional 10,818,583 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. Rent expense for the three month period ended March 31, 2018 and March 31, 2017 of $12,300 and $12,300 was recorded to general and administrative expense, respectively.

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has certain convertible notes payable to related parties that have a principal balance of $91,000 and $91,000 as of March 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 7% - 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All notes are currently in default carry a default interest rate of 10%, and conversion prices ranging from $0.0072 - $0.08 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at March 31, 2018 and December 31, 2017. No beneficial conversion feature expense was incurred during the three month period ended March 31, 2018 and March 31, 2017.

The Company has certain non-convertible notes payable to related parties that have a principal balance of $343,700 and $343,700 as of March 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 0% - 10% and have due dates ranging from 8/03/2012 - 7/23/2016. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to related parties that have a principal balance of $236,144 and $215,844 as of March 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 02/27/2019. Eleven of these notes, carrying a total principal balance of $157,650 are currently in default and carry a default interest rate of 10%. The exercise price for each note payable attached warrant ranges from $0.0044 - $0.016. As of March 31, 2018 and December 31, 2017, these notes carried outstanding detached free-standing warrants of 18,953,003 and 16,070,611, respectively. The unamortized discount related to these warrants at March 31, 2018 and December 31, 2017 was $21,233 and $19,969, respectively. During the three month period ended March 31, 2018 and March 31, 2017, warrants expense recorded to interest expense was $10,958 and $17,983, respectively. The reason for the decrease is related to the decrease in funds borrowed. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.23% - 0.85%, dividend yield of 0%, expected life of 1 year, volatility between 256% - 375%.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

	March 31, 2018	December 31, 2017

Convertible Notes Payable	$91,000	$91,000
Conventional Non-Convertible Notes Payable	343,700	343,700
Notes Payable with Detached Free-standing Warrants	236,144	215,844
Unamortized Discount	(21,233)	(19,969)
Net Related Party Notes Payable	$649,611	$630,575

Total interest expense for related party notes was $19,188 and $16,948 for the three month period ended March 31, 2018 and March 31, 2017, respectively.

NON-RELATED PARTIES

The Company has certain convertible notes payable to non-related parties that have a principal balance of $137,136 and $137,136 as of March 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 8% - 30% and have due dates ranging from 2/08/2012 - 3/26/2016. All notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the note, one year, and was fully amortized at March 31, 2018 and December 31, 2017. Beneficial conversion feature expense incurred was none and $3,500 during the three month period ended March 31, 2018 and March 31, 2017, respectively.

The Company has certain non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of March 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/11/2015. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of March 31, 2018 and December 31, 2017, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrant is $0.019 for a total amount of 50,000 common shares. At March 31, 2018 and December 31, 2017, this note carried outstanding detached free-standing warrants of 50,000 and 50,000, respectively. There was no unamortized discount related to these warrants at March 31, 2018 and December 31, 2017 and no warrants expense recorded as interest expense for the three month period ended March 31, 2018 and March 31, 2017.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

	March 31, 2018	December 31, 2017

Convertible Notes Payable	$137,136	$137,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Net Non-Related Party Notes Payable	$163,574	$163,574

Total interest expense for non-related party notes was $12,005 and $11,059 for the three month period ended March 31, 2018 and March 31, 2017, respectively.

NOTE 5. STOCK WARRANTS AND STOCK OPTIONS

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at March 31, 2018 and December 31, 2017 were 10,818,583 and 10,818,583, respectively.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 19,003,003 and 16,120,611 at March 31, 2018 and December 31 2017, respectively. There were 2,882,392 additional non-employee stock warrants granted for the three month period ended March 31, 2018. The fair value of these additional non-employee stock warrants granted for the three month period ended March 31, 2018 were determined using the Black-Sholes option pricing model based on the following assumptions:

Exercise Price	$0.0042 - $0.0043
Dividend Yield	0%
Volatility	144%
Risk-free Interest Rate	2.65% – 2.67%
Expected Life of Options	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the three month period ended March 31, 2018:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	16,120,611	$0.0042 - 0.0190	4.06 Years	$0.0066	(51,586)
Warrants Granted	2,882,392	$0.0042 - 0.0043	4.91 Years	$0.0042	288
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at March 31, 2018	19,003,003	$0.0042 - 0.0190	3.98 Years	$0.0063	(36,789)

Exercisable at December 31, 2017	16,120,611	$0.0042 - $0.0190	4.06 Years	$0.0066	(51,586)
Exercisable at March 31, 2018	19,003,003	$0.0042 - $0.0190	3.98 Years	$0.0063	(36,789)

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

As of March 31, 2018, there were four outstanding stock options to officers, directors, and consultants to purchase 2,225,000 shares of TransBiotec, Inc. common stock. Two of the outstanding options are dated October 1, 2014 at an option price on that day of $0.0062, with option exercise prices of $0.25 and $0.068. The third outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the fourth outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. Approximately, $6,750 of accounts payable will be converted if the options are exercised. These stock options vested upon grant.

The following table summarizes the changes in the Company’s outstanding stock options during the three month period ended March 31, 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	2,225,000	$0.0045 - 0.250	3.00 Years	$0.0204	(37,825)
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at March 31, 2018	2,225,000	$0.0045 - 0.250	2.76 Years	$0.0204	(35,783)

Exercisable at December 31, 2017	2,225,000	$0.0045 - $0.250	3.00 Years	$0.0204	(37,825)
Exercisable at March 31, 2018	2,225,000	$0.0045 - $0.250	2.76 Years	$0.0204	(35,783)

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Employee Stock Options

The Company had no outstanding employee stock options as of March 31, 2018 and December 31, 2017.

NOTE 6. COMMON STOCK

On March 13, 2017, the Company converted $112,871 of a related party note payable into 32,248,932 issued shares of its common stock at $0.0035 per share.

On March 31, 2018, the Company converted $8,204 of its related party payable into 91,148 issued shares of its common stock, with a purchase price of $0.09 per share.

NOTE 7. PREFERRED STOCK

As of March 31, 2018 and December 31, 2017, the Company has 1,388,575 issued shares of their Series A Preferred Stock payable to two related parties. Shares of the Series A Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Preferred Stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least five cents ($0.05). The shares of Series A Preferred Stock vote on an “as converted” basis.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease, including CAM charges, was $13,105 and $13,105 for the three month period ended March 31, 2018 and March 31, 2017, respectively.

As of March 31, 2018, future minimum annual payments under operating lease agreements for years ending December 31 are as follows:

	2018	2019	2020	2021	2022	Total

Operating Leases	$36,900	$24,600	$-	$-	$-	$61,500
	$36,900	$24,600	$-	$-	$-	$61,500

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of April 2019.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

NOTE 9. SUBSEQUENT EVENTS

On October 29, 2018, TransBiotec, Inc. (“The Company” or “TransBiotec”) entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which The Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of our common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) TransBiotec being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) TransBiotec completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) TransBiotec having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2018 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to March 22, 2019, and (iii) the date to close the transaction was moved to May 31, 2019 (the “Amendment No.1”).

On April 18, 2018, the Company converted $25,800 of prepaid consulting, research and development costs into 6,000,000 issued shares of common stock at a purchase price of $0.0043 per share.

On April 30, 2018, the Company converted $500 of related party compensation for board of directors fees into 50,000 issued shares of common stock at $0.01 per share.

On April 30, 2018, the Company converted $7,500 of related party compensation for executive compenstaion into 750,000 issued shares of common stock at $0.01 per share.

On April 30, 2018, a related party exercised 450,000 options at $0.01 per share, totaling $4,500.

On April 17, 2018, the Company borrowed $35,000 from a related party. The note payable carries an interest rate of 7% and matures on April 17, 2019.

On May 23, 2018, the Company borrowed $6,000 from a non-related party. The note payable carries an interest rate of 5%, matures on May 23, 2019 and is convertible at a conversion price of $0.00215 per share.

On January 11, 2019, the Company borrowed $6,000 from a related party. The note payable carries an interest rate of 7% and matures on January 10, 2020. This note also contained a stock fee.

On February 24, 2019, the Company converted $29,000 of non-related party debt into 26,363,636 issued shares of our common stock at $0.0011 per share.

On February 24, 2019, the Company converted $10,000 of non-related party debt into 9,090,911 issued shares of our common stock at $0.0011 per share.

On March 1, 2019, the Company borrowed $29,000 from a non-related party. The note payable carries an interest rate of 10% and is due upon demand.

On March 6, 2019, the Company borrowed $10,000 from a related party. The note payable carries an interest rate of 7% and matures on April 19, 2019. This note also contained a stock fee.

On March 12, 2019, the Company borrowed $15,000 from a related party. The note payable carries an interest rate of 7% and matures on April 27, 2019. This note also contained a stock fee.

 On March 20, 2019, the Company borrowed $10,000 from a related party. The note payable carries an interest rate of 7% and matures on May 5, 2019. This note also contained a stock fee.

On March 31, 2019, the Company borrowed $3,750 from a related party. The note payable carries an interest rate of 7% and matures on March 30, 2020. This note also contained a stock fee.

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

Overview

We have developed an alcohol detection device called “SOBR”. The device is a patented system for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration. Once SOBR is completed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem. Currently, we have several ‘prototype” units that are fully-developed, however we believe they are not ready for use and are currently undergoing improvements.

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and are currently performing beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market (“OEM”) once final beta testing is completed. We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market. We believe that an increase in public awareness and consumer interest will generate a demand for alcohol sensing technology and we hope that auto manufactures will begin installing SOBR as a factory installed option. We will also market SOBR to international car manufacturers which may want to gain a market advantage over domestic auto manufacturers. We will also seek to enter other markets, such as commercial trucking, as well as seek to have included in federal legislation a requirement that alcohol-sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S.

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

Although we are still performing beta testing of SOBR, on January 15, 2016, we received a purchase order from our distributor, AG Global Capital, for 250 of our SOBR Ignition Interlock devices. These devices were for a trucking company located in Turkey. Under the terms of the purchase order we would receive $35,000 as payment for the devices once the devices are delivered. However, during 2016, the purchaser notified our distributor that they wish to put the purchase order on hold due to the political and social unrest in Turkey in order to see how things develop. In 2017, the purchase order was terminated due to the unrest in that region of the world.

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009.

On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc., (“TBT”) from TBT’s directors in exchange for 12,416,462 shares of our common stock. The accounting for this transaction was identical to that resulting from a reverse acquisition, except that no goodwill, or other intangibles were recorded, as our shareholders retained the majority of the outstanding common stock of Imagine Media LTD after the share exchange. The directors of TBT were Charles Bennington, Devadatt Mishal, Nicholas Limer, and Sam Satyanarayana. At the time, these shares represented approximately 52% of our outstanding common stock. TBT was a California corporation. In connection with this transaction, two of our officers resigned and Charles Bennington and Nicholas Limer were appointed as directors and as our President, Chief Executive Officer, and Chief Financial Officer, and our Secretary, respectively, and Ronald Williams was appointed as our Chief Technology Officer.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc. On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock. In connection with this transaction, two of our directors resigned and Sam Satyanarayana, Ronald Williams and Devadatt Mishal were appointed directors. Because of the September 2011 and January 2012 acquisitions of TBT common stock, we currently own approximately 98.62% of the outstanding shares of TBT, and we control its board of directors and officer positions. The remaining 3% are owned by non-affiliated individuals that did not participate in the share exchange.

As a result of the acquisition, TBT’s business is our business and, unless otherwise indicated, any references to “us” or “we” includes the business and operations of TBT. Due to our 98.62% ownership of TBT, its operations are combined with ours in the attached financial statements.

On May 25, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation increasing our authorized common stock from 100,000,000 shares to 800,000,000 shares.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects blood alcohol levels through a person's skin.

The following discussion analyzes our financial condition and the results of our operations for the three months ended March 31, 2018.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Summary of Results of Operations

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	79,843	133,353
Total operating expenses	79,843	133,353

Other income (expense):
Loss on fair value adjustment-derivatives	-	(313,419)
Interest expense	(64,027)	(45,527)
Accretion (amortization) of interest – beneficial conversion feature	-	3,500
Total other income (expense)	(64,027)	(355,446)
Net loss	$(143,870)	$(488,799)

Operating Loss; Net Loss

Our net loss decreased by $344,929, from $488,799 to $143,870 from the three months ended March 31, 2017 compared to March 31, 2018. Our operating loss decreased by $53,510 from $133,353 to $79,843 for the same periods. The change in our net loss for the three months ended March 31, 2018, compared to the prior year period, is primarily a result of us having a $313,419 loss on fair value adjustment from derivatives in 2017 compared to $0 in 2018, and decreased general and administrative expenses in 2018 compared to 2017, partially offset by an increase in interest expense in 2018 compared to 2017. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $53,510, from $133,353 for the three months ended March 31, 2017 to $79,843 for the three months ended March 31, 2018, primarily due to a decrease in legal expenses and officer wages.

Fair Value Adjustment - Derivatives

Loss on fair value adjustment - derivatives was $0 for the three months ended March 31, 2018, compared to $313,419 for the three months ended March 31, 2017. This decrease was due to the us not having a derivative liability at March 31, 2018. The derivative liability we recorded during the three months ended March 31, 2017 was due to us having convertible instruments that, if converted into shares of our common stock and added to our then outstanding common stock, would have caused us to have more shares outstanding than we had authorized.

Interest Expense

Interest expense increased by $18,500, from $45,527 for the three months ended March 31, 2017 to $64,027 for the three months ended March 31, 2018. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Accretion (Amortization) of Interest – Beneficial Conversion Feature

During the three months ended March 31, 2018, we did not have an accretion (amortization) of interest – beneficial conversion feature, compared to $3,500 of amortization of interest during the three months ended March 31, 2018. The expense in 2017 was related to an unamortized discount on a convertible non-related party note payable that contained a beneficial ownership conversion feature.

Liquidity and Capital Resources for Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Introduction

During the three months ended March 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2018 was $231 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2018 and as of December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017	Change

Cash	$231	$142	$89
Total Current Assets	$4,650	$3,148	$1,502
Total Assets	$4,650	$3,148	$1,502
Total Current Liabilities	$3,093,495	$2,967,285	$126,210
Total Liabilities	$3,093,495	$2,967,285	$126.210

Our current assets increased slightly as of March 31, 2018, as compared to December 31, 2017, due to us having more prepaid expenses at March 31, 2018, as well as slightly more cash on hand. The increase in our total assets between the two periods was also related to the increased prepaid expenses and cash on hand as of March 31, 2018.

Our current liabilities increased by $126,210 as of March 31, 2018, as compared to December 31, 2017. This increase was primarily due to an increase in interest expense on outstanding accounts payable and notes payable coupled with an increase in notes payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $20,211 for the three months ended March 31, 2018, as compared to net cash used for operating activities of $52,898 for the three months ended March 31, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of $143,049 offset by stock warrant expense of $9,694, and changes in our accounts payable of $110,654, accrued interest payable of $42,374, related party payables of $168,658, accrued expenses of $14,179, and prepaid expenses of 1,413. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of $487,834 offset by note payable beneficial conversion expense of $3,500, offset by change in fair value of derivative liability of $313,419 and stock warrants expense of $17,983, and changes in our accounts payable of $2,415, accrued interest payable of $29,004, related party payables of $55,045, accrued expenses of $26,534, and prepaid expenses of 5,964.

Investments

We had no cash provided by or used for investing activities during the three month period ended March 31, 2018 or March 31, 2017.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2018 was $20,300, compared to $65,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018, our net cash from financing activities consisted entirely of net proceeds from notes payable – related party of $20,300. For the three months ended March 31, 2017, our net cash from financing activities consisted of net proceeds from notes payable – related party of $40,000 and net proceeds from share issuances – related party of $25,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and one individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of April 2019.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued the following unregistered securities.

On March 31,2018, we converted $8,204 of a related party payable into 91,148 issued shares of our common stock, at a purchase price of $0.09 per share. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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
______

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

TransBiotec, Inc.

Dated: April 17, 2019	By:	/s/ Charles Bennington
Charles Bennington
Chief Executive Officer

