Form 10-Q
period 2018-06-30
TransBiotec, Inc.
filed 2019-05-06
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2019, there were 152,205,625 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of June 30, 2018 and December 31, 2017, the statements of operations for the three months and six months ended June 30 2018 and 2017, the statements of changes in stockholders’ deficit for the six months ended June 30, 2018 and 2017, and the statements of cash flows for the six months ended June 30, 2018 and 2017, follow.  The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS

Current assets
Cash	$3,878	$142
Prepaid expenses	23,323	3,006
Total current assets	27,201	3,148

Total Assets	$27,201	$3,148

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$154,709	$270,851
Accrued expenses	515,714	493,164
Accrued interest payable	463,703	382,302
Related party payables	1,219,803	1,026,819
Stock subscriptions payable	557	-
Notes payable - current - related parties * Includes unamortized debt issuance costs related to detached warrants of $27,153 and $19,969 at June 30, 2018 and December 31, 2017, respectively	678,691 *	630,575 *
Notes payable - current - non related parties * Includes unamortized beneficial conversion features related to convertible notes of $5,501 and none at June 30, 2018 and December 31, 2017, respectively	164,073 *	163,574
Total current liabilties	3,197,250	2,967,285

Total Liabilities	3,197,250	2,967,285
Stockholders' Deficit
Preferred stock, $0.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of June 30, 2018 and December 31, 2017	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, 1,388,575 shares issued and outstanding as of June 30, 2018 and December 31, 2017	14	14
Common stock, $0.00001 par value; 800,000,000 shares authorized; 116,751,078 and 109,409,930 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,172	1,096
Additional paid-in capital	14,874,547	14,785,051
Accumulated deficit	(17,997,030)	(17,703,171)
Total Transbiotec, Inc. stockholders' deficit	(3,121,297)	(2,917,010)
Noncontrolling interest	(48,752)	(47,127)

Total Stockholders' Deficit	(3,170,049)	(2,964,137)

Total Liabilities and Stockholders' Deficit	$27,201	$3,148

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	82,925	163,103	162,768	294,204
Total operating expenses	82,925	163,103	162,768	294,204

Loss from operations	(82,925)	(163,103)	(162,768)	(294,204)

Other income (expense):
Gain (loss) on fair value adjustment - derivatives	-	189,113	-	(124,306)
Interest expense	(68,189)	(47,320)	(132,216)	(92,847)
Amortization of interest- beneficial conversion feature	(500)	(25,000)	(500)	(21,500)
Total other income (expense)	(68,689)	116,793	(132,716)	(238,653)

Loss before provision for income taxes	(151,614)	(46,310)	(295,484)	(532,857)

Provision for income tax	-	-	-	-

Net loss	(151,614)	(46,310)	(295,484)	(532,857)

Less: Net loss attributable to noncontrolling interest	804	1,054	1,625	(233)

Net loss attributable to TransBioTec, Inc.	$(150,810)	$(45,256)	$(293,859)	$(533,090)

Net loss per share
(Basic and fully diluted)	$(0.001)	$(0.000)	$(0.003)	$(0.006)

Weighted average number of common shares outstanding	115,152,177	102,285,400	112,296,916	88,320,709

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
		Amount ($0.00001		Amount ($0.00001	Additional Paid-in	Accumulated	Deficit - TransBiotec	Total Stockholders'	Noncontrolling
	Shares	Par)	Shares	Par)	Capital	Deficit	Inc.	Deficit	Interest

Balances at January 1, 2017	67,751,068	$677	-	$-	$14,095,430	$(17,064,086)	$(2,967,979)	$(3,011,880)	$(43,901)
Common stock issued for cash	7,171,429	72	-	-	50,128	-	50,200	50,200	-
Common stock issued due to options exercise	32,248,932	323	-	-	112,548	-	112,871	112,871	-
Paid-in capital - fair value of stock warrants granted	-	-	-	-	75,718	-	75,718	75,718	-
Paid-in capital - fair value of stock compensation	-	-	-	-	6,290	-	6,290	6,290	-
Paid-in capital - gain on related party debt conversion	-	-	-	-	164,297	-	164,297	164,297	-
Paid-in capital - beneficial conversion feature	-	-	-	-	21,500	-	21,500	21,500	-
Paid-in capital - reclassification of common share equivalents to derivative liabilities	-	-	-	-	(199,919)	-	(199,919)	(199,919)	-
Paid-in capital - reclassification of derivative liabilties to common share equivalents					504,263	-	504,263	504,263	-
Share exchange - noncontrolling interest	-	-	-	-	-	-	-	(2,019)	(2,019)
Net loss for the period	-	-	-	-	-	(533,090)	(533,090)	(533,090)	-
Balances at June 30, 2017	107,171,429	$1,072	-	$-	14,830,255	(17,597,176)	(2,765,849)	(2,811,769)	(45,920)

Balances at January 1, 2018	109,409,930	$1,096	1,388,575	$14	$14,785,051	$(17,703,171)	$(2,917,010)	$(2,964,137)	$(47,127)
Common stock issued for services	6,000,000	61	-	-	25,739	-	25,800	25,800	-
Common stock issued for compensation	800,000	9	-	-	7,991	-	8,000	8,000	-
Common stock issued due to options exercise	450,000	5	-	-	4,495	-	4,500	4,500	-
Common stock issued to settle accounts payable	91,148	1	-	-	427	-	428	428	-
Paid-in capital - fair value of stock warrants granted	-	-	-	-	29,701	-	29,701	29,701	-
Paid-in capital - gain on related party debt conversion	-	-	-	-	15,143	-	15,143	15,143	-
Paid-in capital - beneficial conversion feature	-	-	-	-	6,000	-	6,000	6,000	-
Share exchange - noncontrolling interest	-	-	-	-	-	-	-	(1,625)	(1,625)
Net loss for the period	-	-	-	-	-	(293,859)	(293,859)	(293,859)	-
Balances at June 30, 2018	116,751,078	$1,172	1,388,575	$14	$14,874,547	$(17,997,030)	$(3,121,297)	$(3,170,049)	$(48,752)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2018	2017

Operating Activities:
Net loss	$(293,859)	$(533,090)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Change in fair value of derivative liability	-	124,306
Amortization of interest - beneficial conversion feature	500	21,500
Stock warrants expense	22,517	75,718
Stock options expense	4,500	-
Stock-based compensation	7,999	6,290
Changes in assets and liabilities:
Prepaid expenses	5,483	(7,619)
Accounts payable	(116,142)	172,089
Accrued expenses	20,925	28,310
Accrued interest payable	81,401	58,874
Related party payables	208,555	(70,320)
Stock subscriptions payable	557	10,320

Net cash used in operating activities	(57,564)	(113,622)

Financing Activities:
Proceeds from shares issuances - related parties	-	25,000
Proceeds from shares issuances - non-related parties	-	25,200
Proceeds from notes payable - related parties	55,300	-
Proceeds from notes payable - non-related parties	6,000	50,000

Net cash provided by financing activities	61,300	100,200

Net Change In Cash	3,736	(13,422)

Cash At The Beginning Of The Period	142	14,305

Cash At The End Of The Period	$3,878	$883

Schedule Of Non-Cash Investing And Financing Activities:

Debt converted to capital	$-	$112,871

Related party payables converted to capital	$15,571	$164,297

Reclassification of derivative liabilities to paid-in capital	$-	$504,263

Reclassification of paid-in capital to derivative liabilities	$-	$199,919

Intrinsic value - beneficial conversion feature	$6,000	$-

Fair value of stock warrants granted	$29,701	$-

Research and development prepaid expenses with common shares	$25,800	$-

Supplemental Disclosure:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2018 and December 31, 2017, respectively.

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

JUNE 30, 2018

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

The Company had no assets and liabilities that were measured and recognized at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively.

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

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a weighted average Black-Sholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members, representing ownership interests of 1.38% at June 30, 2018 and December 31, 2017. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $1,347 and none for the six month period ended June 30, 2018 and June 30, 2017, respectively.

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

JUNE 30, 2018

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

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. As of June 30, 2018, the accumulated deficit is $17,997,030, a $3,878 cash balance, carrying loans of principal and interest in default totaling $1,147,590, current notes payable and interest of $1,279,545 and cash outflows from operating activities of $57,564. These principal conditions or events, considered in the aggregate, indicates it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

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

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

The Company is also considering opportunities to create synergy with its SOBR product. On October 29, 2018, The Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) the Company being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) the Company completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) the Company having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction.

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are speculative at this time, and no formal documentation of these plans, nor approvals of such plans, have occurred on or before June 30, 2018. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of June 30, 2018.

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

As of June 30, 2018, and December 31, 2017, the Company had payables due to officers for accrued compensation and services of $474,156 and $474,156, respectively, recorded as related party payables on the condensed consolidated balance sheets. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents the one half balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables were for legal expenses and were previously recorded to general and administrative expense as incurred. The Company has recorded to equity a total related party gain related to these conversions as of June 30, 2018 and December 31, 2017 of $197,254 and $182,111, respectively. Per this agreement as of June 30, 2018 and the year ended December 31, 2017, on a cumulative basis, approximately $201,831 of related party payables was converted into 2,242,565 common shares and $193,627 was converted into 2,151,417 legally issued common shares, respectively. The Company has stock subscriptions payable due to this related party of $557 convertible into 88,046 of its common shares for the six month period ended June 30, 2018.

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness brought down the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015; however, this note is currently in default.

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. At June 30, 2018 and December 31, 2017, the principal balance of this note was $31,662 and $31,662, respectively. At June 30, 2018 and December 31, 2017, the accrued interest on this note was $4,740 and $3,168, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group still owns warrants to acquire an additional 10,818,583 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. Rent expense for the six month period ended June 30, 2018 and June 30, 2017 of $24,600 and $24,600, was recorded to general and administrative expense, respectively.

On April 30, 2018, Daljit Khangura, a related party, irrevocably elected to exercise options in order to acquire 450,000 shares of the Company’s common stock in exchange for an aggregate exercise price of $4,500, which was used as stock compensation for consulting services provided as a member of the Board of Directors. Mr. Khangura was issued an additional 50,000 shares of the Company’s common stock with a value of $500, which was also used as stock compensation for consulting services provided as a member of the Board of Directors.

On April 30, 2018, the Company converted $7,500 to Nick Noceti, a related party, for executive compensation into 750,000 issued shares of common stock at $0.01 per share.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has certain convertible notes payable to related parties that have a principal balance of $91,000 and $91,000 as of June 30, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 7% - 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0072 - $0.0800 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at June 30, 2018 and December 31, 2017. No beneficial conversion feature expense was incurred during the six month period ended June 30, 2018 and June 30, 2017.

The Company has certain non-convertible notes payable to related parties that have a principal balance of $343,700 and $343,700 as of June 30, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 0% - 10% and have due dates ranging from 8/03/2012 - 7/23/2016. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to related parties that have a principal balance of $271,144 and $215,844 as of June 30, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 04/17/2019. Twelve of these notes, carrying a total principal balance of $167,650, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable detached free-standing warrant ranges from $0.0042 - $0.0160. As of June 30, 2018 and December 31, 2017, these notes carried outstanding detached free-standing warrants of 24,003,003 and 16,070,611, respectively. The unamortized discount related to these warrants at June 30, 2018 and December 31, 2017 was $27,153 and $19,969, respectively. During the six month period ended June 30, 2018 and June 30, 2017, stock warrants amortization expense recorded to interest expense was $22,517 and $75,718, respectively. The reason for the decrease in stock warrants amortization expense was directly related to a decrease in funds borrowed. The fair market value of warrants granted during the six month period ended June 30,2018 was $29,701. The fair market value of the outstanding warrants was calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.23% - 0.85%, dividend yield of 0%, expected life of 1 year, volatility between 141% - 375%.

Total interest expense for related party notes was $39,446 and $34,493 for the six month period ended June 30, 2018 and June 30, 2017, respectively.

	June 30, 2018	December 31, 2017

Convertible Notes Payable	$91,000	$91,000
Conventional Non-Convertible Notes Payable	343,700	343,700
Notes Payable with Detached Free-standing Warrants	271,144	215,844
Unamortized Discount	(27,153)	(19,969)
Net Related Party Notes Payable	$678,691	$630,575

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NON-RELATED PARTIES

The Company has certain convertible notes payable to non-related parties that have a principal balance of $143,136 and $137,136 as of June 30, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 2/08/2012 - 5/23/2019. 14 of these notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. Unamortized beneficial conversion feature related to these notes was $5,500 and none as of June 30, 2018 and December 31, 2017, respectively. Beneficial conversion feature expense incurred was $500 and $25,000 during the six month period ended June 30, 2018 and June 30, 2017, respectively.

The Company has certain non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of June 30, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/11/2015. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of June 30, 2018 and December 31, 2017, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrant is $0.019 for a total amount of 50,000 common shares. At June 30, 2018 and December 31, 2017, this note carried outstanding detached free-standing warrants of 50,000 and 50,000, respectively. There was no unamortized discount related to these warrants as of June 30, 2018 and December 31, 2017 and no stock warrants amortization expense was recorded to interest expense during the six month period ended June 30, 2018 and June 30, 2017.

Total interest expense for non-related party notes was $24,371 and $22,383 for the six month period ended June 30, 2018 and June 30, 2017, respectively.

	June 30, 2018	December 31, 2017

Convertible Notes Payable	$143,136	$137,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	(5,501)	-
Net Non-Related Party Notes Payable	$164,073	$163,574

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 5. STOCK WARRANTS, STOCK OPTIONS AND STOCK SUBSCRIPTIONS PAYABLE

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at June 30, 2018 and December 31, 2017 were 10,818,583 and 10,818,583, respectively.

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 24,003,003 and 16,120,611 at June 30, 2018 and December 31 2017, respectively. There were 7,882,392 additional non-employee stock warrants granted during the six month period ended June 30, 2018. The fair value of these additional non-employee stock warrants granted during the six month period ended June 30, 2018 were determined using the Black-Sholes option pricing model based on the following assumptions: m

Exercise Price	$0.0042 - $0.0043
Dividend Yield	0%
Volatility	141% - 144%
Risk-free Interest Rate	2.65% – 2.68%
Expected Life of Options	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the six month period ended June 30, 2018:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	16,120,611	$0.0042 - 0.0190	4.06 Years	$0.0066	(51,586)
Warrants Granted	7,882,392	$0.0042 - 0.0043	4.75 Years	$0.0042	45,644
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at June 30, 2018	24,003,003	$0.0042 - 0.0190	3.95 Years	$0.0058	100,246

Exercisable at December 31, 2017	16,120,611	$0.0042 - 0.0190	4.06 Years	$0.0066	(51,586)
Exercisable at June 30, 2018	24,003,003	$0.0042 - 0.0190	3.95 Years	$0.0058	100,246

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

On April 30, 2018, Daljit Khangura, a related party, exercised 450,000 of his stock options at an exercise price of $0.01 per share. As of June 30, 2018, there were three outstanding stock options to officers, directors, and consultants to purchase 1,775,000 shares of TransBiotec, Inc. common stock. One of the outstanding stock options is dated October 1, 2014 at an option price on that day of $0.0062, with an option exercise price of $0.25. The second outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the third outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. Approximately, $6,750 of accounts payable will be converted if the options are exercised. These stock options vested upon grant. There were no options granted during the six month period June 30, 2018.

The following table summarizes the changes in the Company’s outstanding stock options during the six month period ended June 30, 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	2,225,000	$0.0045 - 0.250	3.00 Years	$0.0204	(37,825)
Options Granted	-	-
Options Exercised	450,000	$0.01
Options Cancelled	-	-
Options Expired	-	-
Balance at June 30, 2018	1,775,000	$0.0045 - 0.250	3.00 Years	$0.0083	3,000
Exercisable at December 31, 2017	2,225,000	$0.0045 - 0.250	3.00 Years	$0.0204	(37,825)
Exercisable at June 30, 2018	1,775,000	$0.0045 - 0.250	2.83 Years	$0.0083	3,000

Employee Stock Options

The Company had no outstanding employee stock options as of June 30,2018 and December 31, 2017.

Stock Subscriptions Payable

The Company had stock subscriptions payable due to a related party of $557 convertible into 88,046 of its common shares at June 30, 2018. The Company had stock subscriptions payable of $0 at December 31, 2017.

NOTE 6. COMMON STOCK

On March 13, 2017, the Company converted $112,871 of a related party note payable into 32,248,932 issued shares of its common stock at $0.0035 per share.

On June 1, 2017, the Company issued for $50,200 cash 7,171,429 shares of its common stock with a purchase price of $0.0070 per share.

TransBiotec, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

On March 31, 2018, the Company converted $8,204 of its related party payable into 91,148 issued shares of its common stock, with a purchase price of $0.09 per share.

On April 18, 2018, we converted $25,800 of prepaid consulting, research and development costs owed to six non-related parties into 6,000,000 issued shares of our common stock at a purchase price of $0.0043 per share.

On April 30, 2018, the Company converted $500 of related party compensation for consulting services into 50,000 issued shares of its common stock at $0.01 per share.

On April 30, 2018, the Company converted $4,500 of stock options exercised by a related party into 450,000 issued shares of its common stock at $0.01 per share.

On April 30, 2018, the Company converted $7,500 owed to a related party for executive compensation into 750,000 shares of its common stock at $0.01 per share.

NOTE 7. PREFERRED STOCK

As of June 30, 2018 and December 31, 2017, the Company has 1,388,575 issued shares of their Series A Preferred Stock payable to two related parties. Shares of the Series A Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Preferred Stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least five cents ($0.05). The shares of Series A Preferred Stock vote on an “as converted” basis.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. Rent expense under this lease, including CAM charges, was $26,210 and $26,210 for the six month period ended June 30, 2018 and June 30, 2017, respectively.

As of June 30, 2018, future minimum annual payments under operating lease agreements for years ending December 31 are as follows:

	2018	2019	2020	2021	2022	Total

Operating Leases	$24,600	$24,600	$-	$-	$-	$49,200
	$24,600	$24,600	$-	$-	$-	$49,200

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

The following discussion analyzes our financial condition and the results of our operations for the six month and three month periods ended June 30, 2018.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations for Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Summary of Results of Operations

	Three Months Ended June 30,
	2018	2017
Revenue	$-	$-

Operating expenses:

General and administrative	82,925	163,103
Total operating expenses	82,925	163,103

Operating loss	(82,925)	(163,103)
Other income (expense):
Gain on fair value adjustment-derivatives	-	189,113
Interest expense	(68,189)	(47,320)
Amortization of interest – beneficial conversion feature	(500)	(25,000)
Total other income (expense)	(68,689)	116,793

Net loss	$(151,614)	$(46,310)

Operating Loss; Net Loss

Our net loss increased by $105,304 from $46,310 to $151,614, from the three month period ended June 30, 2017 compared to the three month period ended June 30, 2018. Our operating loss decreased by $80,178, from $163,103 to $82,925 for the same periods. The change in our net loss for the three months ended June 30, 2018, compared to the prior year period, is primarily a result of us having a $189,113 gain on fair value adjustment from derivatives in 2017 compared to none in 2018, and decreased general and administrative expenses in 2018 compared to 2017, partially offset by an increase in interest expense in 2018 compared to 2017 and a decrease in amortization of interest – beneficial conversion feature in 2018 compared to 2017. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $80,178, from $163,103 for the three month period ended June 30, 2017 to $82,925 for the three month period ended June 30, 2018, primarily due to a decrease in legal expenses and officer wages.

Fair Value Adjustment - Derivatives

Gain on fair value adjustment - derivatives was $0 for the three month period ended June 30, 2018, compared to $189,113 for the three month period ended June 30, 2017. This decrease was due to the us not having a derivative liability at June 30, 2018. The derivative liability we recorded during the three month period ended June 30, 2017 was due to us having convertible instruments that, if converted into shares of our common stock and added to our then outstanding common stock, would have caused us to have more shares outstanding than we had authorized.

Interest Expense

Interest expense increased by $20,869, from $47,320 for the three month period ended June 30, 2017 to $68,189 for the three month period ended June 30, 2018. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Amortization of Interest – Beneficial Conversion Feature

During the three month period ended June 30, 2018, our amortization of interest – beneficial conversion feature was $500, compared to $25,000 during the three month period ended June 30, 2018. The expense in 2017 was related to an unamortized discount on a convertible non-related party note payable that contained a beneficial conversion feature.

Results of Operations for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Summary of Results of Operations

	Six Months Ended June 30,
	2018	2017

Revenue	$-	$-

Operating expenses:

General and administrative	162,768	294,204
Total operating expenses	162,768	294,204

Operating loss	(162,768)	(294,204)

Other income (expense):
Loss on fair value adjustment-derivatives	-	(124,306)
Interest expense	(132,216)	(92,847)
Amortization of interest – beneficial conversion feature	(500)	(21,500)
Total other expenses	(132,716)	(238,653)

Net Loss	$(295,484)	$(532,857)

Operating Loss: Net Loss

Our net loss decreased by $237,373, from $532,857 to $295,484, from the six month period ended June 30, 2017 compared to the six month period ended June 30, 2018. Our operating loss decreased by $131,436, from $294,204 to $162,768 for the same periods. The change in our net loss for the six months ended June 30, 2018, compared to the prior year period, is primarily a result of us having a $124,306 loss on fair value adjustment from derivatives in 2017 compared to none in 2018, and decreased general and administrative expenses in 2018 compared to 2017, partially offset by an increase in interest expense in 2018 compared to 2017 and a decrease in amortization of interest – beneficial conversion feature in 2018 compared to 2017. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $131,436, from $294,204 for the six month period ended June 30, 2017 to $162,768 for the six month period ended June 30, 2018, primarily due to a decrease in legal expenses and officer wages.

Fair Value Adjustment - Derivatives

Loss on fair value adjustment - derivatives was $0 for the six month period ended June 30, 2018, compared to $124,306 for the six month period ended June 30, 2017. This decrease was due to the us not having a derivative liability at June 30, 2018. The derivative liability we recorded during the six month period ended June 30, 2017 was due to us having convertible instruments that, if converted into shares of our common stock and added to our then outstanding common stock, would have caused us to have more shares outstanding than we had authorized.

Interest Expense

Interest expense increased by $39,369, from $92,847 for the six month period ended June 30, 2017 to $132,216 for the six month period ended June 30, 2018. For both periods these amounts are largely due to the interest we owe on outstanding debt.

Amortization of Interest – Beneficial Conversion Feature

During the six month period ended June 30, 2018, our amortization of interest – beneficial conversion feature was $500, compared to $21,500 during the six month period ended June 30, 2017. The expense in 2017 was related to an unamortized discount on a larger convertible non-related party note payable that contained a beneficial conversion feature.

Liquidity and Capital Resources for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Introduction

During the six month period ended June 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2018 was $3,878 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and as of December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017	Change

Cash	$3,878	$142	$3,736
Total Current Assets	$27,201	$3,148	$24,053
Total Assets	$27,201	$3,148	$24,053
Total Current Liabilities	$3,197,250	$2,967,285	$229,965
Total Liabilities	$3,197,250	$2,967,285	$229,965

Our current assets increased slightly as of June 30, 2018, as compared to December 31, 2017, due to us having more prepaid expenses at June 30, 2018, as well as slightly more cash on hand.  The increase in our total assets between the two periods was also related to the increased prepaid expenses and cash on hand as of June 30, 2018.

Our current liabilities increased by $229,965 as of June 30, 2018 as compared to December 31, 2017. This increase was primarily due to an increase in interest expense on outstanding accounts payable and notes payable coupled with an increase in notes payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $57,564 for the six month period ended June 30, 2018, as compared to net cash used for operating activities of $113,622 for the six month period ended June 30, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of $293,859, offset by stock warrant expense of $22,517, stock option expense of $4,500, stock based compensation of $7,999, amortization of interest - beneficial conversion expense of $500, and changes in our accounts payable of $116,142, accrued expenses of $20,925, accrued interest payable of $81,401, related party payables of $208,555, stock subscriptions payable of $557, and prepaid expenses of $5,483. For the six month period ended in 2017, the net cash used in operating activities consisted primarily of our net loss of $533,090, offset by note payable beneficial conversion expense of $21,500, change in fair value of derivative liability of $124,306, and stock warrant expense of $75,718, and stock based compensation of $6,290, and changes in our accounts payable of $172,089, accrued expenses of $28,310, accrued interest payables of $58,874, related party payables of $70,320, stock subscriptions payable of $10,320, and prepaid expenses of $7,619.

Investments

We had no cash provided by or used for investing activities during the six month period ended June 30, 2018 or June 30, 2017.

Financing

Our net cash provided by financing activities for the six month period ended June 30, 2018 was $61,300, compared to $100,200 for the six month period ended June 30, 2017. For the six month period ended June 30, 2018, our net cash from financing activities consisted of proceeds from notes payable – related party of $55,300 and proceeds from notes payable – non related parties of $6,000. For the six month period ended June 30, 2017, our net cash from financing activities consisted of proceeds from notes payable – related party of $50,000, proceeds from share issuances – related party of $25,000, and proceeds from shares issuances – non-related parties $25,200.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2018 and December 31, 2017.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2018 we issued the following unregistered securities:

On April 18, 2018, we converted $25,800 of prepaid consulting, research and development costs owed to six non-related parties into 6,000,000 issued shares of our common stock at a purchase price of $0.0043 per share. The issuance of the commons shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

On April 30, 2018, a related party exercised $4,500 of stock options into 450,000 issued shares of our commons stock at $0.01 per share. The issuance of the commons shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

On April 30, 2018, we converted $500 of related party compensation for consulting services into 50,000 issued shares of our common stock at $0.01 per share. The issuance of the commons shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

On April 30, 2018, we converted $7,500 owed to a related party for executive compensation into 750,000 issued shares of our common stock at $0.01 per share. The issuance of the commons shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (3)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (5)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (4)	Form of Series A Stock Purchase Agreement

10.5 (4)	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 11, 2012
(3)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Commission on August 21, 2017.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the Commission on April 17, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: May 6, 2019	By:	/s/ Charles Bennington
Charles Bennington
Chief Executive Officer

