Form 10-K
period 2018-12-31
TransBiotec, Inc.
filed 2019-08-08
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2018: $747,676 as based on last reported sales price of such stock ($0.01) on June 30, 2018. The voting stock held by non-affiliates on that date consisted of 74,767,597 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 19, 2019, there were 152,205,625 shares of common stock, $0.001 par value, issued and outstanding.

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

TransBiotec, Inc.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward‑looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

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

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc. On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock. In connection with this transaction, two of our directors resigned and Sam Satyanarayana, Ronald Williams and Devadatt Mishal were appointed directors. Because of the September 2011 and January 2012 acquisitions of TBT common stock, we currently own approximately 98% of the outstanding shares of TBT, and we control its Board of Directors and officer positions. The remaining approximately 2% is owned by non-affiliated individuals that did not participate in the share exchange.

Because of the acquisition, TBT’s business is our business and, unless otherwise indicated, any references to “us” or “we” include the business and operations of TBT. Due to our approximately 98% ownership of TBT, the approximately 2% non-controlling interest is combined with ours in the attached financial statements.

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

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and are currently performing beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market (“OEM”) once final beta testing is completed. We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market. We believe that an increase in public awareness and consumer interest will generate a demand for alcohol sensing technology and we hope that auto manufactures will begin installing SOBR as a factory installed option. We will also market SOBR to international car manufacturers, which may want to gain a market advantage over domestic auto manufacturers. We will seek to enter other markets as well, such as commercial trucking, as well as seek to have included in federal legislation a requirement that a alcohol sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S.

On October 29, 2018, we entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which we could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of our common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI was non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) TransBiotec being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) TransBiotec completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) TransBiotec having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction.

On May 6, 2019, we signed a definitive Asset Purchase Agreement (the “APA”) with IDTEC, LLC, to acquire certain assets related to robotics equipment, which our management believes is synergistic with our current assets, from IDTEC in exchange for shares of our common stock equal to 60% of our then outstanding common stock. The APA is subject to several conditions precedent, primarily: (i) we must be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we must complete a reverse stock split of our common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth in the APA and our authorized common stock must be reduced to 100,000,000 shares, (iii) we must not have more than approximately $150,000 in current liabilities, and (iv) IDTEC must complete any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm.

In advance of closing the transaction, IDTEC and a few other affiliated parties have been advancing funds to us and/or on our behalf for the costs related to the transaction, as well as for further developing and enhancing our current SOBR product. The funds advanced will be turned into promissory notes at the closing of the APA and are expected to be around $1 million by the time we close the transaction.

The description of the APA set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached as Exhibit 10.6 to this Current Report on Form 8-K and is incorporated herein by reference.

If the closing occurs, the assets being acquired under the APA are the same assets that were subject to the Letter of Intent with First Capital Holdings, LLC we previously announced our Current Report on Form 8-K filed with the Commission on November 6, 2018.

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

When SOBR is installed in a vehicle, the system is virtually unnoticeable, unlike breathalyzer ignition interlock systems. SOBR requires approximately one hour to install in a vehicle. The control box can be mounted under the dash in the interior of the vehicle. In new vehicles the sensor can be installed as part of the steering wheel. In retrofits, the sensor is installed on the dashboard for easy access. We believe that our cost to manufacture a SOBR device will be approximately $100, and if the unit is installed in a vehicle the installation cost will be approximately $75. We estimate a per unit sales price range of $500 to $550, SOBR requires a semi-annual recalibration much like current smog devices. The recalibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

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

Eventually, if we grow and need to mass manufacture the device, we are planning to manufacture of all components of the SOBR, as well as component assembly, through subcontracted to third parties and perform the final assembly, testing and calibration of the SOBR device at the company’s California location. In order to assemble the SOBR device, a manufacturer only needs the space, manpower, and common, non-exotic equipment.

We are actively working with outside engineering firms for testing and validation. We are progressing and encouraged with the initial findings. We have ongoing discussions with a couple of industrial design firms to work with us on the final design for the launch of the product. We expect to complete our final internal testing in 2019 and move forward with the steps necessary to bring a much-needed product to market. We had research and development costs during the year ended December 31, 2018, which are included in general and administrative expenses in the attached financial statements.

Competition

Currently, to our knowledge, breath analyzer ignition interlocks are the only products on the market that can detect alcohol and lock the ignition system of a vehicle. There are several limitations inherent with current design of breath analyzers that can be circumvented and are invasive in their appearance and use. At present, their market is substantially made up of the mandated market (the legal market as a punitive testing device). If breath analyzer sales occur outside the mandated market, to our knowledge, that represents a much smaller sales number as percentage of business.

We believe SOBR has the following advantages over the majority of traditional breath analyzers:

o	Can be programmed to work during the entire operation of the vehicle without distracting the driver;

o	The system can be considered as non-invasive comparatively;

o	Easy retro fit installation;

o	Unobtrusive in the vehicle;

o	Difficult to circumvent;

o	Possible opportunity for the consumer to obtain insurance discounts that could offset some costs of the system. Although presently no insurance company is offering a premium discount, nor do we see that happening in the near future.

To date the breath analyzer companies are predominantly focused on the mandated market and are not pursuing the commercial market with the same effort.

Intellectual Property

As a portable unit, the system will signal through the use of lights that the tested individual is over a preset level.

When SOBR is installed in a vehicle the system is less noticeable than the most common breathalyzer ignition interlock systems. SOBR requires approximately one hour to install in a vehicle. The control box can be mounted under the dash in the interior of the vehicle. In new vehicles, the sensor can be installed as part of the steering wheel as well as many other places in the vehicle that are convenient easily assessable to the driver. In retrofits, the sensor is installed on the dashboard for easy access. We believe that our cost to manufacture a SOBR device will be approximately $100, and if the unit is installed in a vehicle, the installation cost will be approximately $75. SOBR requires a semi-annual recalibration much like current smog devices. The recalibration is accomplished with a hand held device plugged into the control box and requires a trained technician approximately one hour to complete.

We plan to license the installation and recalibration rights to various retail and service businesses in the automotive service industry.

SOBR is protected by the following three patents, filed with the United States Patent and Trademark Office.

1.	Patent 6620108, which expires on December 26, 2021, pertains to the technology that identifies the vehicle's operator.

2.	Patent 7173536, which expires on August 28, 2024, pertains to the substance detection and alarm system.

3.	Patent 7377186, which expires on April 6, 2025, pertains to the interface system between the substance detection system and vehicle ignition system.

4.	Patent 9296298, which expires on December 9, 2034, pertains to an alcohol detection system for vehicle driver testing with integral temperature compensation.

Since we have not generated revenue to date from any of the above patents, and we are still in the developmental stage, we expensed the patent costs; therefore, they are not recognized as intangible assets on the balance sheet.

Government Regulation

At the present time, only the judicially-mandated market is regulated. Devices sold into this market must be approved by state government agencies. Since we plan to enter this market last, we will not, initially, be subject to government regulation. However, we realize we would be subject to regulation if and when we were to enter the mandated market.

Regarding the use in vehicles, we believe SOBR offers a unique solution to the national drunk driving problem and have been and are continuing to perform beta testing of SOBR for this use. Our objective is to grow our sales and manufacturing of SOBR by aggressively pursuing the original equipment market (“OEM”) once final beta testing is completed. We intend to seek an experienced OEM partner to introduce SOBR to the new automotive market. We believe that an increase in public awareness and consumer interest as well as potential cost savings will generate a demand for alcohol sensing technology. We hope that auto manufactures will begin installing SOBR as a factory installed option. If that happens, we expect it would occur for some time in the future. We will also market SOBR to international car manufacturers that may want to gain a market advantage over domestic auto manufacturers. We will seek to enter other markets as well, such as commercial trucking, as well as seek to have included in federal legislation a requirement that alcohol sensing devices with ignition locking systems be retrofitted in all vehicles in the U.S. France is one country that has created laws that mandate vehicles to have an alcohol detection device on all private vehicles.

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

Employees

As of December 31, 2018, we do not have any employees. Our executive officers are independent contractors.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

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

Any disruption or instability in economic conditions and in the capital markets could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity

Adverse economic conditions may have a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. Any shortage of liquidity and credit combined with substantial losses in worldwide equity markets could lead to a worldwide recession. We may face significant challenges if conditions in the capital markets decline. Our ability to access the capital markets may be severely restricted at a time we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions.

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

We intend to use the SOBR device in the commercial market, as opposed to the judicially-mandated market. Currently, most alcohol sensing devices are breath analyzers used in the judicially-mandated market where the use is usually required by law as a punishment for committing a crime. We will be asking commercial industries, auto manufacturers, companies that have commercial vehicles as their primary business (limousine companies, taxi cab companies, truck drivers, etc.), and companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities (such as surgeons, pilots, and the military), to adopt a new requirement that their employees or contractors must abide in order to remain employed. While we believe this will be attractive to many companies and industries, we must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance, our investors could lose their entire investment.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Currently, we manufacture the limited number of SOBR™ prototype devices we have developed by applying our proprietary know-how to “off the shelf” parts and components. However, if we are successful in our growth plan, eventually we will have to contract out our manufacturing of the devices. At that time, the stability of component supply will be crucial to determining our manufacturing process. Due to the fact we currently manufacture the device from “off the shelf” parts and components, all of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

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

End-users could lose their confidence in our products and Company when they unexpectedly use defective products or use our products improperly. This could result in loss of revenue, loss of profit margin, or loss of market share. Moreover, because our products may be employed in the automotive industry, if one of our products is a cause, or perceived to be the cause, of injury or death in a car accident, we would likely be subject to a claim. If we were found responsible, it could cause us to incur liability, which could interrupt or even cause us to terminate some or all of our operations.

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

The internal controls we utilize to produce reliable financial reports have material weaknesses. If we continue to have material weaknesses in our internal controls, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we have concluded in this report, as well as our prior reports, that we have material weaknesses in our internal controls and enhancements, modifications, and changes to our internal controls are necessary in order to eliminate these weaknesses. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we continue to fail to maintain an effective system of internal controls we may be unable to produce reliable, timely financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

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

We may not be able to identify, negotiate, finance or close future acquisitions.

One component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify, audit, or acquire companies or assets on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common Stock.

We may acquire businesses without any apparent synergies with our current operations of alcohol detection devices.

In an effort to diversify our sources of revenue and profits, we may decide to acquire businesses without any apparent synergies with our current alcohol detection device operations. For example, we believe that the acquisition of technologies unrelated to alcohol detection devices may be an important way for us to enhance our stockholder value. Notwithstanding the critical importance of diversification, some members of the investment community and research analysts would prefer that micro-cap or small-cap companies restrict the scope of their activity to a single line of business, and may not be willing to make an investment in, or recommend an investment in, a micro-cap or small-cap company that undertakes multiple lines of business. This situation could materially adversely impact our company and the trading price of our stock.

We may not be able to properly manage multiple businesses.

We may not be able to properly manage multiple businesses. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our company and the trading price of our stock.

We may not be able to successfully integrate new acquisitions.

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our company and the trading price of our stock.

Our acquisitions of businesses may be extremely risky and we could lose all of our investments.

We may invest in other technology businesses or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predictable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our stock.

Future acquisitions may fail to perform as expected.

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our company and the trading price of our Stock.

Competition may result in overpaying for acquisitions.

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly-traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our company and the trading price of our stock.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions.

We have limited cash to cover our operating expenses and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our company and our stock price.

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire.

While management typically intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our company and our stock price would be negatively impacted.

We may make actions that will not require our stockholders’ approval.

The terms and conditions of any acquisition could require us to take actions that would not require stockholder approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require our stockholders’ approval even if these actions dilute our shareholders’ economic or voting interest.

Our investigation of potential acquisitions will be limited.

Our analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”. In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding the company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical “due diligence investigation” to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our company and the trading price of our stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions.

We may make a determination that our current directors and officers should not remain, or should reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our company and our stock price.

We may be dependent on outside advisors to assist us.

In order to supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us.

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our company and the trading price of our stock.

Integrating acquired businesses may divert our management’s attention away from our day-to-day operations and harm our business.

Acquisitions generally involve significant risks, including the risk of overvaluation of potential acquisitions and risks in regard to the assimilation of personnel, operations, products, services, technologies, and corporate culture of acquired companies. Dealing with these risks may place a significant burden on our management and other internal resources. This could materially adversely affect our business and the trading price of our stock.

We may fail to manage our growth effectively.

Future growth through acquisitions and organic expansion would place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively. A failure to properly and cost-effectively manage our expansion could materially adversely affect our company and the trading price of our stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses.

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for the operation of their businesses following their acquisition by us, or if they cease performing services for the acquired businesses that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management will attempt to reenter the market and possibly seek to recruit some of the former employees of the business, who may continue to be key employees of ours. This could materially adversely affect our business and the trading price of our Stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We believe we will not be subject to regulation under the Investment Company Act insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Investment Company Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Investment Company Act, and consequently, any violation of such Act might subject us to material adverse consequences.

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

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164.00. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of July 19, 2019.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2018 and 2017, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2017	First Quarter	$0.02	$0.005
	Second Quarter	$0.02	$0.006
	Third Quarter	$0.011	$0.005
	Fourth Quarter	$0.01	$0.0031

2018	First Quarter	$0.018	$0.0034
	Second Quarter	$0.01	$0.004
	Third Quarter	$0.01	$0.005
	Fourth Quarter	$0.009	$0.0022

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

As of December 31, 2018, we had not adopted any stock option or bonus plans.

Holders

As of December 31, 2018, there were approximately 116,751,078 shares of our common stock outstanding held by 158 holders of record and numerous shares held in brokerage accounts. As of August 5, 2019, there were 152,205,625 shares of our common stock outstanding held by 160 holders of record. Of these shares, 110,222,144 were held by non-affiliates. As of June 30, 2018, there were 74,767,597 shares held by non-affiliates, which we valued at $747,676, based on our closing share price of $0.01 on June 30, 2018.

Stock Options, Warrants and Convertible Debentures

As of December 31, 2018, there were three outstanding stock options to officers, directors, and consultants to purchase 1,775,000 shares of TransBiotec, Inc. common stock. The first outstanding stock option is dated October 1, 2014 and has an option price on that day of $0.0062, with an option exercise price of $0.25. The second outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the third outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. Approximately, $6,750 of accounts payable will be converted if the options are exercised. These stock options vested upon grant. There were no stock options granted during the year ended December 31, 2018. There are also twenty-two outstanding warrants to purchase 24,003,003 shares of our common stock at an exercise price range of $0.0042 - $0.0190. We also have twenty convertible debentures outstanding that permit the holder to convert the outstanding obligation into approximately 27,713,693 shares of our common stock at a conversion price range of $0.0017 - $0.3235688.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are not limited and are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we did not have any equity compensation plans; therefore, there are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Preferred Stock

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred stock. In each calendar year, the holders of the Series A Convertible Preferred stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred stock simultaneously. Dividends on the Series A Convertible Preferred stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred stock plus all declared but unpaid dividends on the Series A Convertible Preferred stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least five cents ($0.05). The shares of Series A Convertible Preferred stock vote on an “as converted” basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

As of December 31, 2018 and December 31, 2017, the Company has 1,388,575 issued shares of its Series A Convertible Preferred stock.

During the years ended December 31, 2018 and 2017, no dividends have been declared for holders of the Series A Convertible Preferred stock.

Recent Issuance of Unregistered Securities

During the period covered by this Annual Report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

If our stock is listed on an exchange, we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 which requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Purchases of Equity Securities

During the year ended December 31, 2018, we did not purchase any of our equity securities.

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

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned its business plan in January 2009. On September 19, 2011, we acquired approximately 52% of the outstanding shares of TBT from TBT's directors in exchange for 12,416,462 shares of our common stock.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock.

With the acquisitions in September 2011 and January 2012 we own approximately 98% of the outstanding shares of TBT.

As a result of the acquisition, TBT's business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

TBT, as the accounting acquirer in the transaction, recorded the acquisition as the issuance of stock for our net monetary assets accompanied by a recapitalization. This accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects blood alcohol levels through a person's skin.

The following discussion:

o	summarizes our plan of operation; and

o	analyzes our financial condition and the results of our operations for the year ended December 31, 2018.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2018 and 2017

Summary of Results of Operations

	Year Ended December 31,
	2018	2017	Change
Revenue	$-	$-	$-

Operating expenses:
General and administrative	298,951	313,094	(14,143)

Total operating expenses	298,951	313,094	(14,143)

Operating loss	(298,951)	(313,094)	(14,143)
Other income (expense):
Interest expense	(263,092)	(317,194)	(54,102)
Amortization of interest – beneficial conversion feature	(80)	-	(80)
Loss on fair value adjustment – derivatives	-	(12,023)	12,023
Total other income (expense)	263,172	329,217	(66,045)
Net loss	$(562,123)	$(642,311)	$(80,188)

Operating Loss; Net Loss

Our net loss decreased by $80,188, from $642,311 to $562,123 from the year ended 2017 compared to 2018. Our operating loss decreased by $14,143, from $313,094 to $298,951 for the same period. The change in our net loss for the year ended December 31, 2018, compared to the prior year, is primarily a result of a decrease in our general and administrative expenses and a decrease in our interest expense.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of the SOBR device, our unique alcohol sensing technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but we believe that will be dependent upon on our ability to raise sufficient money to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $14,143, from $313,094 for the year ended December 31, 2017 to $298,951 for the year ended December 31, 2018, primarily due to a decrease in legal costs.

Interest Expense

Interest expense decreased by $54,102 to $263,092 for the year ended December 31, 2018 from $317,194 in 2017. The decrease relates to the fact we incurred less interest expense related to stock warrants in 2018.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the year ended December 31, 2018, we did not incur any gain or loss on fair value adjustment – derivative, compared to a loss on fair value adjustment – derivatives of $12,023 for the year ended December 31, 2017. During the year ended December 31, 2017, our fully-diluted common stock number was in excess of our authorized shares amount of 100,000,000 shares. In 2017, our management determined approximately 11,127,182 stock warrants and 2,225,000 stock options granted for common shares, notes convertible into 22,137,880 common shares, and a shares purchase of 3,571,429 common shares, that totaled 38,455,430 common shares, when combined with our then-outstanding common stock, were in excess of our then-authorized common stock amount of 100,000,000 shares and were therefore accounted for at fair value under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. On May 25, 2017, we filed an amendment to our Certificate of Incorporation with the State of Delaware, which increased our authorized common shares from 100,000,000 shares to 800,000,000 shares. At that time we reduced this derivative liability to zero and recorded a fair value adjustment loss on derivatives of $12,023 during the year ended December 31, 2017. Since the increase in authorized shares happened during the year ended December 31, 2017, there was no such fair value adjustment losses or gains on derivatives during the year ended December 31, 2018, which is the reason for the decrease during the year ended December 31, 2018.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2018 was $89 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short-term cash needs. These needs are being satisfied through proceeds from the sales of our securities and short-term promissory notes. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee we will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 and 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017	Change

Cash	$89	$142	$(53)
Total Current Assets	13,080	3,148	9,932
Total Assets	13,080	3,148	9,932
Total Current Liabilities	3,436,511	2,967,285	469,226
Total Liabilities	$3,436,511	$2,967,285	$469,226

Our current assets increased by $9,932 as of December 31, 2018 as compared to December 31, 2017. The increase in our current assets between the two periods was attributed to an increase in our prepaid expenses at December 31, 2018.

Our current liabilities increased by $469,226 as of December 31, 2018 as compared to December 31, 2017. This increase was primarily due to increases in our related party payable, notes payable – current – related parties, and accrued interest payable, partially offset by decreases in our accounts payable and accrued expenses. As a result, our total liabilities also increased by $469,226.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2018 of $89 and $142 on December 31, 2017. Based on our operating cash flow estimates, cash on hand and current monthly burn rate of approximately $25,000, we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund operations.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $61,353 for the year ended December 31, 2018, as compared to $162,557 for the year ended December 31, 2017. In 2018, the net cash used for operating activities consisted primarily of our net loss of $558,965, stock warrants expense of $41,596, stocks options expense of $4,500, amortization of interest-beneficial conversion feature of $80 and stock-based compensation of $20,808, in addition to changes in assets and liabilities of accounts payable of $79,137, accrued expenses of $75,322, stock subscriptions payable of $1,271, accrued interest payable of $154,816, related party payables of $425,995, and prepaid expenses of $3,006. In 2017, the net cash used for operating activities consisted primarily of our net loss of $639,085, stock warrants expense of $86,955, share-based compensation of $6,290 and change in fair value of derivative liabilities of $12,023, in addition to changes in assets and liabilities of accounts payable of $78,998, stock subscriptions payable of $11,516, accrued interest payable of $117,667, accrued expenses of $226,905, related party payables of $97,176, and prepaid expenses of $3,006.

Investments

We did not have any cash used for investing activities in the years ended December 31, 2018 and December 31, 2017.

Financing

Our net cash provided by financing activities for the year ended December 31, 2018 was $61,300, compared to $148,394 for the year ended December 31, 2017. For 2018, our financing activities related to proceeds from notes – related parties of $55,300 and proceeds from notes payable – non-related parties of $6,000. For 2017, our financing activities related to net proceeds from share issuances – related parties of $25,000, proceeds from share issuances – non-related parties of $25,200, and proceeds from notes payable – related parties of $98,194.

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations for 2019 through 2023:

	2019 (1)	2020	2021	2022	2023	Total

Debt obligations	$875,418	$-	$-	$-	$-	$875,418
Capital leases	-	-	-	-	-	-
Operating leases	24,600	-	-	-	-	24,600
	$899,418	$-	$-	$-	$-	$899,418

______

(1)	The interest amount for the contractual obligation for 2019 has been estimated.

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

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the years ended December 31, 2018 and December 31, 2017, and results of operations and cash flows for the years ended December 31, 2018 and December 31, 2017.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these audited financial statements.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2018 and December 31, 2017.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at December 31, 2018 and December 31, 2017, respectively.

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

The Company’s financial instruments consist primarily of cash, accounts payable, accrued expenses, notes payable, related party payables, convertible debentures, and other payables. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company had no assets and liabilities that were measured and recognized at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

During the year ended December 31, 2016, the Company determined approximately 11,127,182 stock warrants and 2,225,000 stock options granted for common shares, notes payable convertible into 22,137,880 common shares, and a shares purchase of 3,571,429 common shares, that totaled 38,455,430 common shares were in excess of the Company’s authorized amount of 100,000,000 shares and were therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%. Utilizing Level 3 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount. On March 28, 2017, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that stockholders of the Company owning a majority of the Company’s outstanding voting securities have approved the following action (the “Action”) by written consent dated March 10, 2017, in lieu of a special meeting of stockholders. The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. Since the Company did not receive any comments on the Information Statement from the SEC within the 10-day period, the Company then filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed it on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). To complete the action, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware on May 25, 2017, which increased the Company’s authorized shares from 100,000,000 shares to 800,000,000 shares. The Company then reduced this derivative liability to zero and recorded a fair value adjustment loss on derivatives of $12,023 during the year ended December 31, 2017. There was no derivative liability and no fair value adjustments on derivatives during the year ended December 31, 2018.

Stock-based Compensation

Stock-based compensation cost to employees is measured by the Company at the grant date based on the fair value of the award and over the requisite service period under ASC718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505-50 “Equity-Based Payments to Non-Employees”.

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at December 31, 2018 and December 31, 2017. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $8,855 and none during the year ended December 31, 2018 and December 31, 2017, respectively.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has decided to adopt this new standard; however, the Company currently has no leases that require reclassification during the year ended December 31, 2018.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company has decided to adopt this standard; however, during the year ended December 31, 2017 and December 31, 2018, the Company currently does not have any modifications to existing stock compensation agreements but will be able to calculate the impact of the ASU, if and when modifications arise.

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company has decided to adopt this standard; however, during the year ended 2018, the Company had no liabilities that contained down round features (features with certain equity linked instruments, or embedded features, that result in the strike price being reduced on the basis of the pricing of future equity offerings) on its balance sheet.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has decided to adopt this new standard; however, the Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit during the year ended December 31, 2018. The Company also has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet during the year ended December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. The Company has adopted this standard for the year ended December 31, 2018. The Company made no share-based payments to non-employees for services rendered or goods received during the year ended December 31, 2018.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2017 and 2018.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 ‑ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on February 13, 2019 and with the approval of our Board of Directors, we dismissed Benjamin & Young, LLP (“Benjamin”) as our independent registered public accounting firm engaged to audit our financial statements.

Since we dismissed Benjamin as our independent auditor, the Board of Directors appointed Hall & Company (“Hall”) as our independent auditor, effective February 13, 2019. Hall audited our financial statements for the year ended December 31, 2018.

On February 26, 2019, we filed a Current Report on Form 8-K which disclosed all the required information regarding the engagement of Hall, and the dismissal of Benjamin, which is incorporated by reference in this Annual Report.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2018, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result, we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements, our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c) Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying these material weaknesses.

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our year ended December 31, 2018.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of August 5, 2019, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Charles Bennington	75	Chief Executive Officer, Secretary, Interim Chief Financial Officer, Chairman of the Board and a Director (December 2006)

Nick Noceti	48	Interim Chief Financial Officer (2018)

Michael Lanphere	59	Vice President of Legal Affairs and General Counsel

Devadatt Mishal	70	Director (June 2010)

Daljit Khangura	52	Director (November 2013)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Charles Bennington has been a director since April 2005. Mr. Bennington was appointed as our interim Chief Financial Officer in April 2017, and as our Chief Executive Officer and Secretary in January 2018. Mr. Bennington was previously our President and Principal Executive, Financial and Accounting Officer from December 2006 to September 2016 and our Secretary from July 2013 to September 2016. Between May 2005 and December 2006, Mr. Bennington was our Chief Operating Officer. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington’s over 35 years of experience of positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT’s President at the time we acquired TBT and had experience with managing TBT’s development of the SOBR™ device, led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

Nick Noceti has been our Interim Chief Financial Officer since June 2018. Mr. Noceti is a licensed Certified Public Accountant and has run his own practice for the past six years. Mr. Noceti primarily works as a consultant with public and private companies preparing financial statements and working with the clients’ outside accountants and auditors. Mr. Noceti received his B.A. in Business Administration, Finance/Investments in 1997 and his B.A. in Business Administration, Accounting in 2002, both from California State University, Long Beach.

Michael Lanphere has been our Vice President of Legal Affairs and General Counsel since February 2017. Mr. Lanphere is an attorney and the owner and founder of Lanphere Law Group, P.C., a general litigation law firm located in Orange County, California.

Devadatt Mishal has been a director since June 3, 2010. Dr. Mishal has been practicing as an Obstetrician and Gynecologist since March 1982 in Downey, California. Dr. Mishal received his medical degree from Lokmanya Tilak. Mr. Mishal’s experience of over 30 years of experience managing his own business, combined with the fact he was one of TBT’s Directors at the time we acquired TBT and had experience with TBT’s development of the SOBR™ device, led us to believe Mr. Mishal is an ideal director for our company.

Daljit Khangura has been a director since November 2013. Mr. Khangura has been Sr. Finance Logistics Operations for AT&T, Inc. since June 2010. In this position, Mr. Khangura has managed inventory to approve, write, track and transfer jobs totaling hundreds of millions dollars managing over 900 field project orders, for field engineers and technician and third party vendors, as well as handling a multitude of other functions involving inventory, supply orders, and implementing various software and hardware rollouts. Prior to this position, Mr. Khangura was the Manager Procurement/Transportation for Clorox, Inc. from July 2009 to December 2010. In this position, Mr. Khangura prepared annual department operating budgets, managed expenses based on department budget, and approved budget spending targets, as well as spearheaded a strategic optimization project team consisting of 50 members with multiple functions. Mr. Khangura received a Bachelor of Science in Electrical/Mechanical and Business Management, as a double major, from West Bromwich College, England, United Kingdom and the University of London, England, United Kingdom. Mr. Khangura’s extensive managerial experience in managing inventory and project orders led us to believe Mr. Khangura is an ideal director for our company.

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

Committees

All proceedings of the Board of Directors for the year ended December 31, 2018 were conducted by resolutions consented to in writing by the Board of Directors and filed with the minutes of the proceedings of our Board of Directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2018, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	0	0	0
Ivan Braiker	0	0	2
Devadatt Mishal	0	0	0
Daljit Khangura	0	0	0
Michael Lanphere	0	0	10

ITEM 11 ‑ EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2018,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2018, 2017 and 2016, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2018, 2017 and 2016 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($) (4)	Total ($)

Charles Bennington	2018	-0-	-0-	-0-	-0-	-0-	-0-	60,000	60,000
Chief Executive Officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	60,000	60,000
Secretary, (Former CFO, COO)	2016	80,000	-0-	-0-	-0-	-0-	-0-	20,000	100,000

Nick Noceti, Interim CFO (3)	2018	-0-	-0-	-7,500-	-0-	-0-	-0-	66,000	73,500

Ivan Braiker	2017	15,000	-0-	-0-	6,290	-0-	-0-	-0-	21,290
(Former Interim CEO and Interim Secretary)(2)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Includes amounts paid and/or accrued.

(2)	Mr. Braiker was appointed to his executive officer positions effective September 1, 2016 and resigned from those positions effective December 31, 2017.

(3)	Nick Noceti was appointed to the role of CFO in 2018.

(4)	Amounts accrued for Mr. Bennington’s role on the Board of Directors

Employment Contracts

In May 2011, we entered into an employment agreement with Mr. Bennington which expired on December 31, 2016. The employment agreement provided that we would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to drop his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5.

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

Director Compensation

The following table sets forth director compensation for 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	9,000	-0-	-0-	-0-	-0-	-60,000-	69,000

Devadatt Mishal	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-500-	-0-	-0-	-0-	-0-	-500-

No director received full compensation for the fiscal years December 31, 2018 and December 31, 2017. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Nick Noceti	-250,000-	-0-	-0-	$0.007	10/2019	-0-	-0-	-0-	-0-

Devadatt Mishal	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Daljit Khangura	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors during the year ended December 31, 2018.

Aggregated Option Exercises

Daljit Khangura, a director of the Company, exercised 450,000 stock options at an exercise price of $0.01 per share during the twelve-month period ended December 31, 2018.

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 5, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Charles Bennington (3)	CEO, Secretary, Interim CFO and Director	1,004,422		<1%

Common Stock	Nick Noceti (3)	Interim Chief Financial Officer	1,033,333	(4)	<1%

Common Stock	Devadatt Mishal (3)	Director	20,534,857	(6)	11%

Common Stock	Daljit Khangura (3)	Director	1,046,357		<1%

Common Stock	Michael A. Lanphere	Vice President of Legal Affairs and General Counsel	71,020,080	(5)	36%

	All Officers and Directors as a Group (5 persons)		94,639,049	(4)-(6)	47.6%

____________

(1)	Unless otherwise indicated, based on 152,205,625 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed issued and outstanding for purposes of computing the percentage of the person holding such options or warrants.

(2)	Unless indicated otherwise, the address of the shareholder is 400 N. Tustin Ave., Suite 225, Santa Ana, CA 92705.

(3)	Indicates one of our officers or directors.

(4)	Includes vested stock options to purchase 250,000 shares of our common stock at $0.007 per share. The options expire in October 2019.

(5)	Includes 18,874,217 shares of our common stock issuable to Mr. Lanphere if he exercises the remaining stock warrants (fees) under certain loan agreements with us, 14,875,514 shares of our common stock if he were to convert his shares of Series A Preferred Stock, and 5,021,417 shares of our common stock due to Mr. Lanphere for 50% of his outstanding legal invoices, which he has agreed to take in stock at $0.09 per share.

(6)	Includes 13,134,420 shares of our common stock issuable to Devadatt Mishal if he exercises the remaining stock warrants (fees) under certain loan agreements with us.

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

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Beginning on December 12, 2012, Michael A. Lanphere began loaning us money for a variety of purposes, some for working capital and some to allow us to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement.

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents the one half balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables were for legal expensesrecorded to general and administrative expense as incurred. The Company has recorded to equity, on a cumulative basis. a total related party gain connected to these conversions during the year ended December 31, 2018 and the year ended December 31, 2017 of $210,511 and $182,111, respectively. Per this agreement as of December 31, 2018 and December 31, 2017, on a cumulative basis, approximately $201,831 of related party payables was converted into 2,242,565 common shares and $193,627 was converted into 2,151,417 common shares, respectively. The Company has a stock subscription payable due to Lanphere Law Group as of December 31, 2018 of $1,271 convertible into 243,273 of its common shares, and none as of December 31, 2017.

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

On November 20, 2015, we entered into a Debt Conversion and Series A Convertible Preferred Stock Purchase Agreement with Mr. Lanphere, under which Mr. Lanphere agreed to convert $520,643 of debt owed to him into 520,643 shares of our Series A Preferred Stock. By its terms, shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time at a 35% discount to the average of our closing stock price for the last fifteen (15) days prior to conversion, so long as the minimum average closing price for our common stock is at least $0.05 per share during the pricing period. However, in February 2017, we entered into an amendment with all holders of our Series A Preferred Stock, including Mr. Lanphere, under which all parties agreed that our shares of Series A Preferred Stock were not convertible into shares of our common stock until we increased our authorized common stock to a sufficient amount in order to permit conversions of the Series A Preferred Stock without going over our authorized common shares amount. The shares of Series A Preferred Stock vote on an “as converted” basis. Since the shares were not currently convertible, they could not be voted for conversion until we increased our authorized common stock sufficient to permit such conversions. Once we increased our authorized common stock, on May 25, 2017, Mr. Lanphere has the right to convert his shares of Series A Preferred Stock into our common stock (if the minimum stock price is achieved which as of August 5, 2019 has not occurred). These preferred shares have been issued.

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. At December 31, 2018 and December 31, 2017, the principal balance of this note was $31,662 and $31,662, respectively. At December 31, 2018 and December 31, 2017, the accrued interest on this note was $6,334 and $3,168, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group still owns warrants to acquire an additional 10,818,583 shares of our common stock.

We entered into a lease agreement with Lanphere Law Group, a related party and our largest shareholder, pursuant to which we are the tenant and are paying monthly rent of $4,100. The term of this operating lease ran from July 1, 2015 to June 30, 2019. As of July 1, 2019, we lease this same office space on a month-to-month basis. Rent expense, including CAM charges, for the year ended December 31, 2018 and December 31, 2017 of $52,420 and $52,420 was recorded to general and administrative expense, respectively.

Corporate Governance

As of December 31, 2018, our Board of Directors consisted of Charles Bennington, Devadatt Mishal, and Daljit Khangura. As of December 31, 2018, Mr. Mishal qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2018 and December 31, 2017 for professional services rendered by Hall & Company for the audit for the year ended December 31, 2018 and Benjamin & Young, LLP for the audit of our annual consolidated financial statements for December 31, 2017, quarterly reviews of our interim consolidated financial statements in 2018 and 2017 and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees	$48,473	$53,530
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$48,473	$53,530

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

The Board of Directors has considered the nature and amount of fees billed by Hall & Company and Benjamin & Young, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Hall & Company’s and Benjamin & Young, LLP’s independence.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (4)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-of Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (3)	Form of Series A Stock Purchase Agreement

10.5 (3)	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement

10.6 (5)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

23.1	Consent of Benjamin & Young, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Commission on August 21, 2017

(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 14, 2019

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransBiotec, Inc.

Dated: August 8, 2019	By:	/s/ Charles Bennington
	Name:	Charles Bennington
	Its:	Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer)

Dated: August 8, 2019	By:	/s/ Nick Noceti
	Name:	Nick Noceti
	Its:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 8, 2019	By:	/s/ Charles Bennington
Charles Bennington
Director, Chief Executive Officer (Principal Executive Officer), Secretary, and Interim Chief Financial Officer (Principal Accounting Officer)

Dated: August 8, 2019	By:	/s/ Nick Noceti
Nick Noceti
	Its:	Chief Financial Officer (Principal Accounting Officer)

Dated: August 8, 2019	By:	/s/ Devadatt Mishal
Devadatt Mishal
Director

Dated: August 8, 2019	By:	/s/ Daljit Khangura
Daljit Khangura
Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransBiotec, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TransBiotec, Inc. (the "Company") as of December 31, 2018, the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2018, has an accumulated deficit of approximately $18,000,000as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018

Irvine, CA

August 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TransBiotec, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TransBiotec, Inc. (the Company ) as of December 31, 2017, and the related statements of operations, stockholders equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on the Company s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company s ability to continue as a going concern. Management s plans concerning these matters are also described in Note 2, which includes the raising of additional funds through equity or debt financing and by generating revenue. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/s/ Benjamin & Young, LLP

We have served as the Company s auditor since 2018.

Anaheim, California

February 4, 2019

TransBiotec, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$89	$142
Prepaid expenses	12,991	3,006
Total current assets	13,080	3,148

Total Assets	$13,080	$3,148

LIABILITIES & STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable	$191,714	$270,851
Accrued expenses	421,000	493,164
Accrued interest payable	537,118	382,302
Related party payables	1,423,984	1,026,819
Stock subscriptions payable	1,271	-
Notes payable - current - related parties * Includes unamortized debt issuance costs related to detached warrants of $8,074 and $19,969 at December 31, 2018 and December 31, 2017, respectively	697,770 *	630,575 *
Notes payable - current - non related parties * Includes unamortized beneficial conversion features related to convertible notes of $5,920 and none at December 31,2018 and December 31, 2017, respectively	163,654 *	163,574
Total current liabilties	3,436,511	2,967,285

Total Liabilities	3,436,511	2,967,285
Stockholders' Deficit
Preferred stock, $0.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of December 31, 2018 and December 31, 2017	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, 1,388,575 shares issued and outstanding as of December 31, 2018 and December 31, 2017	14	14
Common stock, $0.00001 par value; 800,000,000 shares authorized; 116,751,078 and 109,409,930 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,172	1,096
Additional paid-in capital	14,887,804	14,785,051
Accumulated deficit	(18,262,136)	(17,703,171)
Total TransBiotec, Inc. stockholders' deficit	(3,373,146)	(2,917,010)
Noncontrolling interest	(50,285)	(47,127)

Total Stockholders' Deficit	(3,423,431)	(2,964,137)

Total Liabilities and Stockholders' Deficit	$13,080	$3,148

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2018	December 31, 2017

Revenues	$-	$-

Operating expenses:
General and administrative	298,951	313,094
Total operating expenses	298,951	313,094

Loss from operations	(298,951)	(313,094)

Other income (expense):
Loss on fair value adjustment - derivatives	-	(12,023)
Interest expense	(263,092)	(317,194)
Amortization of interest- beneficial conversion feature	(80)	-
Total other income (expense)	(263,172)	(329,217)

Loss before provision for income taxes	(562,123)	(642,311)

Net loss	(562,123)	(642,311)
Net loss attributable to noncontrolling interest	3,158	3,226
Net loss attributable to TransBioTec, Inc.	$(558,965)	$(639,085)

Net loss per share
(Basic and fully diluted)	$(0.005)	$(0.007)
Weighted average number of common shares outstanding	114,542,302	97,823,538

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -		Total
		($0.00001		($0.00001	Paid-in	Accumulated	TransBiotec	Noncontrolling	Stockholders'
	Shares	Par)	Shares	Par)	Capital	Deficit	Inc.	Interest	Deficit

Balances at January 1, 2016	67,751,068	$677	-	$-	$14,095,430	$(17,064,086)	$(2,967,979)	$(43,901)	$(3,011,880)
Common stock issued for cash	7,202,679	72	-	-	60,128	-	60,200	-	60,200
Common stock issued due to options exercise	32,248,932	323	-	-	112,548	-	112,871	-	112,871
Common stock issued to settle related party payable	2,151,417	23	-	-	11,493	-	11,516	-	11,516
Common stock issued to settle non-related party debt	55,834	1	-	-	18,066	-	18,067	-	18,067
Preferred stock issued for debt	-	-	1,388,575	14	-	-	14	-	14
Paid-in capital - fair value of stock warrants granted	-	-	-	-	19,969	-	19,969	-	19,969
Paid-in capital - stock warrants amortization	-	-	-	-	86,955	-	86,955	-	86,955
Paid-in capital - fair value of stock compensation	-	-	-	-	6,290	-	6,290	-	6,290
Paid-in capital - gain on related party debt conversion	-	-	-	-	182,111	-	182,111	-	182,111
Paid-in capital - reclassification of common share equivalents to derivative liabilities	-	-	-	-	(312,202)	-	(312,202)	-	(312,202)
Paid-in capital - reclassification of derivative liabilities to common share equivalents	-	-	-	-	504,263	-	504,263	-	504,263
Net loss for the year	-	-	-	-	-	(639,085)	(639,085)	(3,226)	(642,311)
Balances at December 31, 2017	109,409,930	1,096	1,388,575	14	14,785,051	(17,703,171)	(2,917,010)	(47,127)	(2,964,137)
Common stock issued for services	6,000,000	61	-	-	25,739	-	25,800	-	25,800
Common stock issued for compensation	800,000	9	-	-	7,991	-	8,000	-	8,000
Common stock issued due to options exercise	450,000	5	-	-	4,495	-	4,500	-	4,500
Common stock issued to settle related party payable	91,148	1	-	-	427	-	428	-	428
Paid-in capital - beneficial conversion feature	-	-	-	-	6,000	-	6,000	-	6,000
Paid-in capital - fair value of stock warrants granted	-	-	-	-	29,701	-	29,701	-	29,701
Paid-in capital - gain on related party debt conversion	-	-	-	-	28,400	-	28,400	-	28,400
Net loss for the year	-	-	-	-	-	(558,965)	(558,965)	(3,158)	(562,123)
Balances at December 31, 2018	116,751,078	$1,172	1,388,575	$14	$14,887,804	$(18,262,136)	$(3,373,146)	$(50,285)	(3,423,431)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2018	2017

Operating Activities:
Net loss	$(558,965)	$(639,085)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative liability	-	12,023
Amortization of interest - beneficial conversion feature	80	-
Stock options expense	4,500	-
Stock warrants expense	41,596	86,955
Stock-based compensation	20,808	6,290
Changes in assets and liabilities:
Prepaid expenses	3,006	(3,006)
Accounts payable	(79,137)	(78,998)
Accrued expenses	(75,322)	226,905
Accrued interest payable	154,816	117,667
Related party payables	425,994	97,176
Stock subscriptions payable	1,271	11,516

Net cash used in operating activities	(61,353)	(162,557)

Financing Activities:
Proceeds from shares issuances - related parties	-	25,000
Proceeds from shares issuances - non-related parties	-	25,200
Proceeds from notes payable - related parties	55,300	98,194
Proceeds from notes payable - non-related parties	6,000	-
Net cash provided by financing activities	61,300	148,394
Net Change In Cash	(53)	(14,163)

Cash At The Beginning Of The Period	142	14,305

Cash At The End Of The Period	$89	$142

Schedule Of Non-Cash Investing And Financing Activities:

Debt converted to capital	$-	$130,952

Related party payables converted to capital	$28,829	$193,627

Reclassification of derivative liabilities to paid-in capital	$-	$504,263

Reclassification of paid-in capital to derivative liabilties	$-	$312,202

Intrinsic value - beneficial conversion feature	$6,000	$-

Fair value of stock warrants granted	$29,701	$19,969

Research & development prepaid expenses with common shares	$25,800	$-

Shares issued for cash received in prior year(s)	$-	$10,000

Supplemental Disclosure:

Cash paid for interest	$-	$3,750

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the "Company" or “We”. The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of annual financial information.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the years ended December 31, 2018 and December 31, 2017, and results of operations and cash flows for the years ended December 31, 2018 and December 31, 2017.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these audited financial statements.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2018 and December 31, 2017.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at December 31, 2018 and December 31, 2017, respectively.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, accounts payable, accrued expenses, notes payable, related party payables, convertible debentures, and other payables. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company had no assets and liabilities that were measured and recognized at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

During the year ended December 31, 2016, the Company determined approximately 11,127,182 stock warrants and 2,225,000 stock options granted for common shares, notes payable convertible into 22,137,880 common shares, and a shares purchase of 3,571,429 common shares, that totaled 38,455,430 common shares were in excess of the Company’s authorized amount of 100,000,000 shares and were therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.10% - 1.06%, dividend yield of 0%, expected life of 1 year, volatility between 134% - 408%. Utilizing Level 3 Inputs, the Company recorded fair market value adjustments for the 38,455,430 common shares over the Company’s 100,000,000 authorized shares amount. On March 28, 2017, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that stockholders of the Company owning a majority of the Company’s outstanding voting securities have approved the following action (the “Action”) by written consent dated March 10, 2017, in lieu of a special meeting of stockholders. The SEC had 10 days from the March 28, 2017 filing date to comment on the Information Statement. Since the Company did not receive any comments on the Information Statement from the SEC within the 10-day period, the Company then filed a definitive information statement (Schedule DEF 14C) with the SEC on April 21, 2017 and mailed it on April 26, 2017 to all shareholders of record as of March 27, 2017 (as identified in the certified shareholders list received from the Company’s transfer agent). To complete the action, the Company filed an amendment to its Certificate of Incorporation with the State of Delaware on May 25, 2017, which increased the Company’s authorized shares from 100,000,000 shares to 800,000,000 shares. The Company then reduced this derivative liability to zero and recorded a fair value adjustment loss on derivatives of $12,023 during the year ended December 31, 2017. There was no derivative liability and no fair value adjustments on derivatives during the year ended December 31, 2018.

Stock-based Compensation

Stock-based compensation cost to employees is measured by the Company at the grant date based on the fair value of the award and over the requisite service period under ASC718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505-50 “Equity-Based Payments to Non-Employees”.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at December 31, 2018 and December 31, 2017. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $8,855 and none during the year ended December 31, 2018 and December 31, 2017, respectively.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has decided to adopt this new standard; however, the Company currently has no leases that require reclassification during the year ended December 31, 2018.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.  The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period. The Company has decided to adopt this standard; however, during the year ended December 31, 2017 and December 31, 2018, the Company currently does not have any modifications to existing stock compensation agreements but will be able to calculate the impact of the ASU, if and when modifications arise.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company has decided to adopt this standard; however, during the year ended 2018, the Company had no liabilities that contained down round features (features with certain equity linked instruments, or embedded features, that result in the strike price being reduced on the basis of the pricing of future equity offerings) on its balance sheet.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has decided to adopt this new standard; however, the Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit during the year ended December 31, 2018. The Company also has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet during the year ended December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. The Company has adopted this standard for the year ended December 31, 2018. The Company made no share-based payments to non-employees for services rendered or goods received during the year ended December 31, 2018.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of December 31, 2018, the accumulated deficit is $18,262,136, a cash balance of $89, carrying loans of principal and interest in default totaling $1,262,808, current notes payable and interest of $1,346,718 and cash outflows from operating activities of $61,353. These principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

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

The Company is also considering opportunities to create synergy with its SOBR product. On October 29, 2018, The Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) the Company being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) the Company completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) the Company having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2018 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to August 31, 2019 (the “Amendment No.1”). On May 6, 2019, TransBiotec, Inc. (“The Company” or “TransBiotec” and “Buyer”) entered into an asset purchase agreement with IDTEC, LLC (“Seller”) in which TransBiotec agreed to acquire the Seller’s rights, title and interest to and in certain assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Buyer; provided that the total number of shares of TransBiotec’s $0.00001 par value common stock issued and outstanding following a specified closing date of June 30, 2019 shall not exceed 20 million (20,000,000) shares (on a fully dilated basis).

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are speculative at this time, and no formal documentation of these plans, nor approvals of such plans, have occurred on or before December 31, 2018. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of December 31, 2018.

NOTE 3. RELATED PARTY TRANSACTIONS

In May 2011, the Company entered into an employment agreement with Mr. Bennington which expired on December 31, 2017. The employment agreement provided that the Company would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to drop his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5. In September 2016, before the expiration of Mr. Bennington’s contract, the Company appointed Ivan Braiker as its sole CEO, and Mr. Bennington subsequently took a role as a member of the Board of Directors at a monthly rate of $5,000. In connection with his appointment, Mr. Braiker entered into a letter agreement with the Company, under which he accrued a monthly retainer of $7,500, to be paid only if the Company successfully closed financing of at least $200,000. Mr. Braiker was also granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0045 per share at a fair value of $6,290. In an act of good faith by the Company, Mr. Braiker was paid $15,000 in 2017 in relation to his letter agreement. Effective with his resignation on December 31, 2017, the Company did not owe, accrue for or pay Mr. Braiker any further compensation as he was unable to secure financing of $200,000 for the Company as stipulated per the letter agreement. Mr. Braiker was not compensated for his services as a member of our Board of Directors.

As of December 31, 2018, and December 31, 2017, the Company had payables due to officers for accrued compensation and services of $474,156 and $474,156, respectively, recorded as related party payables on the consolidated balance sheets. Due to cash flow constraints, the Company has experienced difficulty in compensating our directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents the one half balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables were for legal expenses and were previously recorded to general and administrative expense as incurred. The Company has recorded to equity, on a cumulative basis. a total related party gain connected to these conversions during the year ended December 31, 2018 and the year ended December 31, 2017 of $210,511 and $182,111, respectively. Per this agreement as of December 31, 2018 and December 31, 2017, on a cumulative basis, approximately $201,831 of related party payables was converted into 2,242,565 common shares and $193,627 was converted into 2,151,417 common shares, respectively. The Company has a stock subscription payable due to Lanphere Law Group as of December 31, 2018 of $1,271 convertible into 243,273 of its common shares, and none as of December 31, 2017.

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

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. At December 31, 2018 and December 31, 2017, the principal balance of this note was $31,662 and $31,662, respectively. At December 31, 2018 and December 31, 2017, the accrued interest on this note was $5,539 and $3,168, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group still owns warrants to acquire an additional 10,818,583 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense, including CAM charges, for the year ended December 31, 2018 and December 31, 2017 of $52,420 and $52,420 was recorded to general and administrative expense, respectively.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has certain convertible notes payable to related parties that have a principal balance of $91,000 and $91,000 as of December 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 7% - 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0072 - $0.0800 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at December 31, 2018 and December 31, 2017. No beneficial conversion feature expense was incurred during the year ended December 31, 2018 and December 31, 2017.

The Company has certain non-convertible notes payable to related parties that have a principal balance of $343,700 and $343,700 as of December 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 0% - 10% and have due dates ranging from 8/03/2012 - 7/23/2016. All notes are currently in default and carry a default interest rate of 10%.

The Company has certain notes payable with detached free-standing warrants to related parties that have a principal balance of $271,144 and $215,844 as of December 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 04/17/2019. Twenty-one of these notes, carrying a total principal balance of $215,844, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable detached free-standing warrant ranges from $0.0042 - $0.0160. As of December 31, 2018 and December 31, 2017, these notes carried outstanding detached free-standing warrants of 24,003,003 and 16,070,611, respectively. The unamortized discount related to these warrants at December 31, 2018 and December 31, 2017 was $8,074 and $19,969, respectively. During the year ended December 31, 2018 and December 31, 2017, stock warrant amortization expense recorded to interest expense was $41,596 and $86,955, respectively. The reason for the decrease in stock warrants expense was directly related to a decrease in funds borrowed. The fair market value of stock warrants granted during the year ended December 31, 2018 and 2017 was $29,701 and $19,969, respectively.

The fair market value of the outstanding stock warrants was calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 1.03% - 2.68%, dividend yield of 0%, expected life of 5 years, volatility between 135% - 177%.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Total interest expense for related party notes was $80,753 and $71,691 for the year ended December 31, 2018 and December 31, 2017, respectively.

	December 31, 2018	December 31, 2017

Convertible Notes Payable	$91,000	$91,000
Conventional Non-Convertible Notes Payable	343,700	343,700
Notes Payable with Detached Free-standing Warrants	271,144	215,844
Unamortized Discount	(8,074)	(19,969)
Net Related Party Notes Payable	$697,770	$630,575

NON- RELATED PARTIES

The Company has certain convertible notes payable to non-related parties that have a principal balance of $143,136 and $137,136 as of December 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 2/08/2012 - 5/23/2019. Fifteen of these notes, carrying a total principal balance of $137,136, are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. Unamortized beneficial conversion feature related to these notes was $5,920 and none as of December 31, 2018 and December 31, 2017, respectively. Beneficial conversion feature expense incurred was $80 and none during the year ended December 31, 2018 and December 31, 2017, respectively.

The Company has certain non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of December 31, 2018 and December 31, 2017, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/11/2015. All notes are currently in default and carry a default interest rate of 10%.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company has a note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of December 31, 2018 and December 31, 2017, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrants is $0.019 for a total amount of 50,000 common shares. At December 31, 2018 and December 31, 2017, this note carried outstanding detached free-standing warrants of 50,000 and 50,000, respectively. There was no unamortized discount related to these warrants as of December 31, 2018 and December 31, 2017, and no stock warrant amortization expense was recorded to interest expense during the year ended December 31, 2018 and December 31, 2017.

Total interest expense for non-related party notes was $50,235 and $45,730 for the year ended December 31, 2018 and December 31, 2017, respectively.

	December 31, 2018	December 31, 2017

Convertible Notes Payable	$143,136	$137,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	(5,920)	-
Net Non-Related Party Notes Payable	$163,654	$163,574

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2018 and 2017 the Company has net operating loss carry forwards of approximately $8,713,000 and $8,196,000, respectively, that may be offset against future taxable income, if any. These carry-forwards are subject to review by the Internal Revenue Service. As of December 31, 2018 and 2017, the deferred tax asset of approximately $1,680,000 and $1,607,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2018 and 2017 was approximately $72,000 and $75,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2018 and 2017. The Company has not filed tax returns; however, management believes there are no taxes due as of December 31, 2018 and 2017.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations recorded as general and administrative expense.

For the years ended December 31, 2018 and 2017, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $8,713,000 that will be carried forward and can be used through the year 2038 to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Income tax benefit attributable to:
Net loss	$(558,965)	$(639,085)
Permanent differences	42,506	106,930
Valuation allowance	516,459	532,155
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows on December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Deferred tax asset attributable to:
Net operating loss carry forward	$1,244,000	$1,198,000
Valuation allowance	(1,244,000)	(1,198,000)
Net deferred tax asset	$-	$-

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Deferred tax asset attributable to:
Net operating loss carry forward	$436,000	$410,000
Valuation allowance	(436,000)	(410,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $8,713,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2018 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 6. STOCK WARRANTS AND STOCK OPTIONS

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at December 31, 2018 and December 31, 2017 were 10,818,583 and 10,818,583, respectively.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 24,003,003 and 16,120,611 at December 31, 2018 and December 31 2017, respectively. There were 7,882,392 non-employee detached free-standing stock warrants granted during the year ended December 31, 2018. The fair value of these additional non-employee stock warrants granted during the year ended December 31, 2018 were determined using the Black-Sholes option pricing model based on the following assumptions:

	Dec. 31, 2018	Dec. 31, 2017
Exercise Price	$0.0042 - $0.0043	$0.0035 - $0.0190
Dividend Yield	0%	0%
Volatility	141% - 144%	143% - 167%
Risk-free Interest Rate	2.65% – 2.68%	1.12% – 2.16%
Expected Life of Options	5 Years	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2018 and 2017:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	39,159,476	$0.0035 - 0.0190	3.20 Years	$0.0041	$78,319
Warrants Granted	9,210,067	$0.044 - .0160	4.44 Years	$0.0064
Warrants Exercised	32,248,932	$0.0035
Warrants Expired	-	-
Balance at December 31, 2017	16,120,611	$0.0044 - 0.0190	4.06 Years	$0.0066	$(51,586)
Warrants Granted	7,882,392	$0.0042 - 0.0043	4.25 Years	$0.0042	$(15,839)
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$(86,978)

Exercisable at December 31, 2017	16,120,611	$0.0044 - 0.0190	4.06 Years	$0.0066	$(51,586)
Exercisable at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$(86,978)

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On April 30, 2018, a related party exercised 450,000 stock options at an exercise price of $0.01 per share. As of December 31, 2018, there were three outstanding stock options to officers, directors, and consultants to purchase 1,775,000 shares of TransBiotec, Inc. common stock. The first outstanding stock option is dated October 1, 2014 and has an option price on that day of $0.0062, with an option exercise price of $0.25. The second outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the third outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. Approximately, $6,750 of accounts payable will be converted if the options are exercised. These stock options vested upon grant. There were no stock options granted during the year ended December 31, 2018.

The following table summarizes the changes in the Company’s outstanding stock options during the year ended December 31, 2018 and 2017:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2016	2,225,000	$0.0045 - 0.25	4.00 Years	$0.0204	$(31,818)
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at December 31, 2017	2,225,000	$0.0045 – 0.25	3.00 Years	$0.0204	$(37,825)
Options Granted	-	-
Options Exercised	450,000	$0.01
Options Cancelled	-	-
Options Expired	-	-
Balance at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$(10,845)

Exercisable at December 31, 2017	2,225,000	$0.0045 - 0.25	3.00 Years	$0.0204	$(37,825)
Exercisable at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$(10,845)

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Executive Stock Options

The Company had 250,000 outstanding executive stock options exercisable at $0.007 per share as of December 31, 2018 and December 31, 2017.

Stock Subscriptions Payable

The Company had stock subscriptions payable due to a related party of $1,271 convertible into 243,273 of its common shares at December 31, 2018. The Company had stock subscriptions payable of $0 at December 31, 2017. The Company recorded a related party gain of $20,624 related to the outstanding stock subscriptions payable during the year ended December 31, 2018.

NOTE 7. COMMON STOCK

On March 13, 2017, the Company converted $112,871 of a related party note payable into 32,248,932 issued shares of its common stock at $0.0035 per share.

On June 1, 2017, the Company issued for $50,200 cash 7,171,429 shares of its common stock at $0.0070 per share.

On December 31, 2017, the Company converted $18,067 of a related party payable into 55,834 shares of its common stock at $0.32 per share.

On December 31, 2017, the Company issued for $10,000 in cash 31,250 shares of its common stock at $0.32 per share.

On December 31, 2017, the Company converted $193,627 of its related party payables into 2,151,417 legally issued shares of its common stock at $0.09 per share. $182,111 was recorded as a related party gain.

On March 31, 2018, the Company converted $8,204 of its related party payables into 91,148 issued shares of its common stock at $0.09 per share. $7,776 was recorded as a related party gain.

On April 18, 2018, the Company issued for $25,800 of prepaid consulting and research and development costs 6,000,000 shares of its common stock at $0.0043 per share.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 8. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred stock. In each calendar year, the holders of the Series A Convertible Preferred stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred stock simultaneously. Dividends on the Series A Convertible Preferred stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred stock plus all declared but unpaid dividends on the Series A Convertible Preferred stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least five cents ($0.05). The shares of Series A Convertible Preferred stock vote on an “as converted” basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

As of December 31, 2018 and December 31, 2017, the Company has 1,388,575 issued shares of its Series A Convertible Preferred stock.

During the years ended December 31, 2018 and 2017, no dividends have been declared for holders of the Series A Convertible Preferred stock.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under a long-term operating lease expiring in June 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense under this lease, including CAM charges, was $52,420 and $52,420 for the year ended December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, future minimum annual payments under operating lease agreements for years ending December 31 are as follows:

	2019	2020	2021	2022	2023	Total

Operating leases	$24,600	$-	$-	$-	$-	$24,600
	$24,600	$-	$-	$-	$-	$24,600

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of August 5, 2019.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 10. SUBSEQUENT EVENTS

On October 29, 2018, TransBiotec, Inc. (“The Company” or “TransBiotec”) entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which The Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of our common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) TransBiotec being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) TransBiotec completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) TransBiotec having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2018 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to August 31, 2019 (the “Amendment No.1”).

On January 11, 2019, the Company borrowed $6,000 from a related party. The note payable carries an interest rate of 7% and matures on January 10, 2020. This note also contained a stock fee.

On February 24, 2019, the Company issued 35,454,547 shares of its common stock to non-related parties at $0.0011 per share for $39,000 in cash.

On February 24, 2019, the Company converted $10,000 of prepaid consulting costs to a non-related party into 9,090,911 issued shares of common stock at a purchase price of $0.0011 per share.

On March 1, 2019, the Company borrowed $29,000 from a non-related party. The note payable carries an interest rate of 10% and is due upon demand.

On March 6, 2019, the Company borrowed $10,000 from a related party. The note payable carries an interest rate of 7% and matures on April 19, 2019. This note also contained a stock fee and is currently in default.

On March 12, 2019, the Company borrowed $15,000 from a related party. The note payable carries an interest rate of 7% and matures on April 27, 2019. This note also contained a stock fee and is currently in default.

On March 20, 2019, the Company borrowed $10,000 from a related party. The note payable carries an interest rate of 7% and matures on May 5, 2019. This note also contained a stock fee and is currently in default.

On March 31, 2019, the Company borrowed $3,750 from a related party. The note payable carries an interest rate of 7% and matures on March 30, 2020. This note also contained a stock fee.

On April 17, 2019, the Company borrowed $30,000 from a related party. The note payable carries an interest rate of 7% and matures on May 30, 2019. This note also contained a stock fee and is currently in default.

On May 2, 2019, the Company borrowed $31,000 from a non-related party. The note payable carries an interest rate of 10% and is due on demand.

On May 6, 2019, TransBiotec, Inc. (“The Company” or “TransBiotec” and “Buyer”) entered into an asset purchase agreement with IDTEC, LLC (“Seller”) in which TransBiotec agreed to acquire the Seller’s rights, title and interest to and in certain assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Buyer; provided that the total number of shares of TransBiotec’s $0.00001 par value common stock issued and outstanding following a specified closing date of June 30, 2019, shall not exceed 20 million (20,000,000) shares (on a fully-diluted basis).

On July 18, 2019, the Company borrowed $41,375 from a related party. The note payable carries an interest rate of 7% and matures on July 17, 2020. This note also contained a stock fee.

