Form 10-Q
period 2019-03-31
TransBiotec, Inc.
filed 2020-01-13
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53316

TRANSBIOTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

885 Arapahoe Road Boulder, CO	80302
(Address of principal executive offices)	(Zip Code)

(303) 443-4430

Registrant’s telephone number, including area code

400 N. Tustin Ave., Suite 225 Santa Ana, CA 92705
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 13, 2020, there were 236,438,502 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of March 31, 2019 and December 31, 2018, the statements of operations for the three months ended March 31, 2019 and 2018, the statements of changes in stockholders’ deficit for the three months ended March 31, 2019 and 2018, and the statements of cash flows for the three months ended March 31, 2019 and 2018, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$1,148	$89
Prepaid expenses	12,531	12,991
Total current assets	13,679	13,080

Total Assets	$13,679	$13,080

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$173,973	$191,714
Accrued expenses	419,251	421,000
Accrued interest payable	572,975	537,118
Related party payables	1,412,868	1,423,984
Derivative liabilities	28,800	-
Stock subscriptions payable	1,674	1,271
Notes payable - current - related parties	726,837 *	697,770 *
* Includes unamortized debt issuance costs related to detached warrants of $23,757 and $8,074 at March 31, 2019 and December 31, 2018, respectively
Notes payable - current - non related parties	170,010 *	163,654 *
* Includes unamortized beneficial conversion features related to convertible notes of $28,564 and $5,920 at March 31, 2019 and December 31, 2018, respectively
Total current liabilities	3,506,388	3,436,511

Total Liabilities	3,506,388	3,436,511
Stockholders' Deficit
Preferred stock, $0.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of March 31, 2019 and December 31, 2018	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, 1,388,575 shares issued and outstanding as of March 31, 2019 and December 31, 2018	14	14
Common stock, $0.00001 par value; 800,000,000 shares authorized; 152,205,625 and 109,409,930 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,522	1,172
Additional paid-in capital	14,957,232	14,887,804
Accumulated deficit	(18,400,425)	(18,262,136)
Total Transbiotec, Inc. stockholders' deficit	(3,441,657)	(3,373,146)
Noncontrolling interest	(51,052)	(50,285)

Total Stockholders' Deficit	(3,492,709)	(3,423,431)

Total Liabilities and Stockholders' Deficit	$13,679	$13,080

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$-	$-

Operating expenses:
General and administrative	69,014	79,843
Total operating expenses	69,014	79,843

Loss from operations	(69,014)	(79,843)

Other expense:
Loss on fair value adjustment - derivatives	(800)	-
Interest expense	(63,886)	(64,027)
Amortization - beneficial conversion feature	(5,356)	-
Total other income (expense)	(70,042)	(64,027)

Net loss	(139,056)	(143,870)
Net loss attributable to noncontrolling interest	767	821
Net loss attributable to TranBiotec, Inc.	$(138,289)	$(143,049)

Net loss per share
(Basic and fully diluted)	$(0.001)	$(0.001)

Weighted average number of common shares outstanding	130,145,018	109,409,930

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
	Shares	Amount($0.00001 Par)	Shares	Amount($0.00001 Par)	Additional Paid-in Capital	Accumulated Deficit	Deficit - TransBiotec Inc.	Noncontrolling Interest	Total Stockholders' Deficit

Balances at January 1, 2018	109,409,930	$1,096	1,388,575	$14	$14,785,051	$(17,703,171)	$(2,917,010)	$(47,127)	$(2,964,137)
Common stock issued to settle accounts payable	91,148	1	-	-	427	-	428	-	428
Paid-in capital - fair value of stock warrants granted	-	-	-	-	10,958	-	10,958	-	10,958
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,776	-	7,776	-	7,776
Net loss for the year	-	-	-	-	-	(143,049)	(143,049)	(821)	(143,870)
Balances at March 31, 2018	109,501,078	$1,097	1,388,575	$14	$14,804,212	$(17,846,220)	$(3,040,897)	$(47,948)	$(3,088,845)

Balances at January 1, 2019	116,751,078	$1,172	1,388,575	$14	$14,887,804	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	35,454,547	350	-	-	38,650	-	39,000	-	39,000
Paid-in capital - fair value of stock warrants granted	-	-	-	-	22,665	-	22,665	-	22,665
Paid-in capital - gain on related party debt conversion	-	-	-	-	8,113	-	8,113	-	8,113
Net loss for the year	-	-	-	-	-	(138,289)	(138,289)	(767)	(139,056)
Balances at March 31, 2019	152,205,625	$1,522	1,388,575	$14	$14,957,232	$(18,400,425)	$(3,441,657)	$(51,052)	$(3,492,709)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2019	2018

Operating Activities:
Net loss	$(139,056)	$(143,049)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	800	-
Amortization - beneficial conversion feature	5,356	-
Stock warrants expense	6,982	9,694
Changes in assets and liabilities:	.
Prepaid expenses	460	(1,413)
Accounts payable	(17,741)	(110,654)
Accrued expenses	(1,749)	14,179
Accrued interest payable	35,857	42,374
Related party payables	(3,003)	168,658
Stock subscription payable	403	-

Net cash used in operating activities	(111,691)	(20,211)

Financing Activities:
Proceeds from notes payable - related parties	44,750	20,300
Proceeds from notes payable - non-related parties	29,000	-
Proceeds from issuances of common stock - non-related parties	39,000	-
Net cash provided by financing activities	112,750	20,300

Net Change In Cash	1,059	89

Cash At The Beginning Of The Period	89	142

Cash At The End Of The Period	$1,148	$231

Schedule Of Non-Cash Investing And Financing Activities:

Related party payables converted to capital	$8,113	$8,204

Fair value of stock warrants granted	$22,665	$10,958

Fair value of embedded conversion feature	$28,000	$-

Supplemental Disclosure:

Cash paid for interest	$3,750	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the three month period ended March 31, 2019 and for the year ended December 31, 2018, and results of operations and cash flows for the three month period ended March 31, 2019 and for the year ended December 31, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of derivative liability and beneficial conversion feature expenses. Actual results could differ from those estimates.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2019 and December 31, 2018, respectively.

Net Loss Per Share

The basic and fully diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The Company’s financial instruments consist primarily of cash, accounts payable, accrued expenses, accrued interest payable, notes payable, related party payables, convertible debentures, and other payables. Pursuant to ASC 820 and 825, the fair value of our derivative liabilities is determined based on “Level 3” inputs. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2019 and December 31, 2018:

March 31, 2019	Level 1	Level 2	Level 3

Derivative liabilites	$-	$-	$28,800
	$-	$-	$28,800

December 31, 2018	Level 1	Level 2	Level 3

Derivative liabilities	$-	$-	$-
	$-	$-	$-

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Derivative Instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in fair value are recorded in the consolidated statement of operations under other income (expense).

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a Monte Carlo Simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at March 31, 2019 and December 31, 2018. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were none during the three month period ended March 31, 2019 and $8,855 during the three month period ended March 31, 2018.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize most leases on its balance sheet. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This lease standard was effective for public business entities for periods beginning after December 15, 2018. The standard’s modified retrospective transition approach will require entities to reflect the effect to reflect the effect in the earliest year presented in the financial statements. The Company has adopted this standard; however, during the three-month period ended March 31, 2019 the Company had one lease identified as an operating lease with a term of less than 12 months, and therefore elected not to recognize the lease on its balance sheet.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company has decided to adopt this standard; however, during the three month period ended March 31, 2019 the Company currently does not have any modifications to existing stock compensation agreements but will be able to calculate the impact of the ASU, if and when modifications arise.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The adoption of this standard did not have a material impact on the condensed combined financial statements.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has decided to adopt this new standard; however, the Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit during the three month period ended March 31, 2019. The Company also has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of March 31, 2019 and December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. The Company has adopted this standard for the year ended December 31, 2018. The Company made no share-based payments to non-employees for services rendered or goods received during the three month period ended March 31, 2019.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of March 31, 2019, the accumulated deficit is $18,400,425, a cash balance of $1,148, carrying loans of principal and interest in default totaling $1,313,544, current notes payable and interest of $1,451,193 and cash outflows from operating activities of $111,691. These principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

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

The Company is also considering opportunities to create synergy with its SOBR product. On October 29, 2018, the Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) the Company being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) the Company completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) the Company having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2018 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to August 31, 2019 (the “Amendment No.1”). On May 6, 2019, TransBiotec, Inc. (“The Company” or “TransBiotec” and “Buyer”) entered into an asset purchase agreement with IDTEC, LLC (“Seller”) in which TransBiotec agreed to acquire the Seller’s rights, title and interest to and in certain assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Buyer; provided that the total number of shares of TransBiotec’s $0.00001 par value common stock issued and outstanding following a tentative closing date of January 6, 2020 shall not exceed 20 million (20,000,000) shares (on a fully dilated basis).

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are speculative at this time, and no formal documentation of these plans, nor approvals of such plans, have occurred on or before March 31, 2019. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of March 31, 2019.

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

As of March 31, 2019, and December 31, 2018, the Company had payables due to officers for accrued compensation and services of $474,156 and $474,156, respectively, recorded as related party payables on the condensed consolidated balance sheets. Due to cash flow constraints, the Company has experienced difficulty in compensating our directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables were for legal expensesrecorded to general and administrative expense as incurred. The Company has recorded to equity, a total related party gain connected to these conversions during the three month period ended March 31, 2019 and 2018 of $8,113 and $7,776, respectively. Per this agreement as of March 31, 2019 and December 31, 2018, on a cumulative basis, approximately $201,831 of related party payables was converted into 2,242,565 common shares and $201,831 was converted into 2,242,565 common shares, respectively. The Company has a stock subscription payable due to Lanphere Law Group as of March 31, 2019 of $1,674 convertible into 337,894 of its common shares, and $1,271 convertible into 243,273 of its common shares as of December 31, 2018.

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

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. At March 31, 2019 and December 31, 2018, the principal balance of this note was $31,662 and $31,662, respectively. At March 31, 2019 and December 31, 2018, the accrued interest on this note was $7,119 and $5,539, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group still owns warrants to acquire an additional 21,400,734 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense, including CAM charges, for the three month period ended March 31, 2019 and 2018 of $13,105 and $13,105, respectively, was recorded to general and administrative expense.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has four convertible notes payable to related parties that have a principal balance of $91,000 and $91,000 as of March 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 7% - 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All four notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0072 - $0.0800 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at March 31, 2019 and December 31, 2018. No beneficial conversion feature expense was incurred during the three month period ended March 31, 2019 and 2018.

The Company has ten non-convertible notes payable to related parties that have a principal balance of $343,700 and $343,700 as of March 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 0% - 10% and have due dates ranging from 8/03/2012 - 7/23/2016. Nine of the ten notes are currently in default and carry a default interest rate of 10%.

The Company has twenty-nine notes payable with detached free-standing warrants to related parties that have a principal balance of $315,894 and $271,144 as of March 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 03/30/2020. Twenty-two of the twenty-nine notes, carrying a total principal balance of $236,144, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable detached free-standing warrant ranges from $0.0018664652 - $0.0160. As of March 31, 2019 and December 31, 2018, these notes carried outstanding detached free-standing warrants of 34,535,165 and 23,953,003, respectively. The unamortized discount related to these warrants at March 31, 2019 and December 31, 2018 is $23,757 and $8,074, respectively. During the three month period ended March 31, 2019 and 2018, stock warrants amortization expense recorded to interest expense was $6,982 and $9,694, respectively. The reason for the decrease in stock warrants expense was directly related to the timing of funds borrowed and the related amortization of its stock warrants. The fair market value of stock warrants granted during the three month period ended March 31, 2019 and 2018 was $22,665 and $10,958, respectively. The fair market value of the outstanding stock warrants was calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 1.03% - 2.67%, dividend yield of 0%, expected life of 5 years, volatility between 143% - 177%.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Total interest expense for related party notes was $20,805 and $19,188 for the three month period ended March 31, 2019 and 2018, respectively.

	March 31, 2019	December 31, 2018

Convertible Notes Payable	$91,000	$91,000
Conventional Non-Convertible Notes Payable	343,700	343,700
Notes Payable with Detached Free-standing Warrants	315,894	271,144
Unamortized Discount	(23,757)	(8,074)
Net Related Party Notes Payable	$726,837	$697,770

NON- RELATED PARTIES

The Company has sixteen convertible notes payable to non-related parties that have a principal balance of $172,136 and $143,136 as of March 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 2/08/2012 - 5/23/2019. Fourteen of the sixteen notes, carrying a total principal balance of $137,136, are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. On March 1, 2019, the Company entered into a convertible note payable agreement that converts to its common stock at a variable conversion price. As further discussed in Note 5 – Derivative Liability, the Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. Unamortized beneficial conversion feature related to these notes was $28,564 and $5,920 as of March 31, 2019 and December 31, 2018, respectively. Beneficial conversion feature expense incurred was $5,356 and none during the three month period ended March 31, 2019 and 2018, respectively.

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of March 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/11/2015. All three notes are currently in default and carry a default interest rate of 10%.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of March 31, 2019 and December 31, 2018, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrants is $0.019 for a total amount of 50,000 common shares. At March 31, 2019 and December 31, 2018, this note carried outstanding detached free-standing warrants of 50,000 and 50,000, respectively. There was no unamortized discount related to these warrants as of March 31, 2019 and December 31, 2018, and no stock warrant amortization expense was recorded to interest expense during the three month period ended March 31, 2019 and 2018.

Total interest expense for non-related party notes was $13,670 and $12,005 for the three month period ended March 31, 2019 and 2018, respectively.

	March 31, 2019	December 31, 2018

Convertible Notes Payable	$172,136	$143,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	(28,564)	(5,920)
Net Non-Related Party Notes Payable	$170,010	$163,654

NOTE 5. DERIVATIVE LIABILITY

On March 1, 2019, the Company borrowed $29,000 under a convertible promissory note agreement from an unrelated party that is due upon demand from the investor. The note bears interest at a rate of 10% per annum and is convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should be therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 300%, (2) risk-free interest rate of 2.40%, and (3) expected life of 1 year. On March 1, 2019, the date of the note, the fair value of the embedded derivative was $28,000. The note embedded conversion feature of $28,000 that is recorded as a discount on the balance sheet will be amortized over the life of the note. Interest amortization expense of the embedded conversion feature was $2,333 during the three month period ended March 31, 2019. The fair value of the derivative is $28,800 and is recorded on the balance sheet as a derivative liability at March 31, 2019. The note was not converted during the three month period March 31, 2019. Utilizing level 3 inputs, the Company recorded fair market value adjustments of $800 and none during the three month period March 31, 2019 and 2018, respectively.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2018	$-
Fair value of derivatives issued	28,000
Fair market value adjustments	800
Balance at March 31, 2019	$28,800

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) or eighty percent (80%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at March 31, 2019 and December 31, 2018 are 21,400,745 and 10,818,583, respectively.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 34,585,165 and 24,003,003 at March 31, 2019 and December 31 2018, respectively. There were 10,582,162 non-employee detached free-standing stock warrants granted during the three month period ended March 31, 2019 and 2,882,392 non-employee detached free-standing stock warrants granted during the three month period ended March 31, 2018. The fair value of these additional non-employee stock warrants granted during the three month period ended March 31, 2019 and during the year ended December 31, 2018 were determined using the Black-Sholes option pricing model based on the following assumptions:

	Mar. 31, 2019	Mar. 31, 2018
Exercise Price	$0.00188664652 - $0.0114	$0.0042 - $0.0043
Dividend Yield	0%	0%
Volatility	135% - 138%	144%
Risk-free Interest Rate	2.31% – 2.53%	2.65% – 2.67%
Expected Life of Options	5 Years	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	16,120,611	$0.0044 - 0.0190	4.06 Years	$0.0066	$-
Warrants Granted	2,882,392	$0.0042- 0.0043	4.91 Years	$0.0042	$288
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at March 31, 2018	19,003,003	$0.0042-0.0190	3.98 Years	$0.0063	$-

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Warrants Granted	10,582,162	$0.0018664652- 0.0062	4.93 Years	$0.0028	$13,537
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at March 31, 2019	34,585,165	$0.0018664652-0.0190	3.73 Years	$0.0049	$-

Exercisable at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Exercisable at March 31, 2019	34,585,165	$0.0018664652 - 0.0190	3.73 Years	$0.0049	$-

As of March 31, 2019 and December 31, 2018, there were three outstanding stock options to officers, directors, and consultants to purchase 1,775,000 shares of TransBiotec, Inc. common stock. The first outstanding stock option is dated October 1, 2014 and has an option price on that day of $0.0062, with an option exercise price of $0.25. The second outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007, and the third outstanding option is dated August 15, 2016 at an option price on that day of $0.0045 with an option exercise price of $0.0045. These stock options vested upon grant. There were no stock options granted during the three months ended March 31, 2019 and 2018.

The following table summarizes the changes in the Company’s outstanding stock options during the three month period ended March 31, 2019 and 2018, and as of March 31, 2019 and December 31, 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	2,225,000	$0.0045 - 0.25	3.00 Years	$0.0204	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at March 31, 2018	2,225,000	$0.0045 – 0.25	2.76 Years	$0.0204	$-

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at March 31, 2019	1,775,000	$0.0045 – 0.25	2.07 Years	$0.0083	$-

Exercisable at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$-
Exercisable at March 31, 2019	1,775,000	$0.0045 - 0.25	2.07 Years	$0.0083	$-

Executive Stock Options

The Company had 250,000 outstanding executive stock options exercisable at $0.007 per share as of March 31, 2019 and December 31, 2018.

Stock Subscriptions Payable

The Company had stock subscriptions payable due to a related party of $1,674 convertible into 337,894 of its common shares at March 31, 2019. The Company had stock subscriptions payable due to a related party of $1,271 convertible into 243,273 of its common shares at December 31, 2018. The Company recorded a related party gain of $8,113 and $7,776 related to the outstanding stock subscriptions payable during the three month period ended March 31, 2019 and 2018, respectively.

NOTE 7. COMMON STOCK

On March 31, 2018, the Company converted $8,204 of its related party payables into 91,148 issued shares of its common stock at $0.09 per share. $7,776 was recorded as a related party gain.

On February 25, 2019, the Company issued 35,454,547 shares of its common stock to non-related parties for $39,000 in cash.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019 and December 31, 2018, the Company has 1,388,575 issued shares of its Series A Convertible Preferred stock.

During the three month ended March 31, 2019 and 2018, no dividends have been declared for holders of the Series A Convertible Preferred stock.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense under this lease, including CAM charges, was $13,105 and $13,105 for the three month period ended March 31, 2019 and March 31, 2018, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 11, 2019.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

NOTE 10. SUBSEQUENT EVENTS

On October 29, 2018, TransBiotec, Inc. (“The Company” or “TransBiotec”) entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which The Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of our common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) TransBiotec being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) TransBiotec completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) TransBiotec having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2018 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to November 13, 2019 (the “Amendment No.1”).

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

On April 17, 2019, the Company borrowed $30,000 from a related party. The note payable carries an interest rate of 7% and matured on May 30, 2019. This note also contained a stock fee of 6,000,000 shares which will be used to pay down 80% of the note principal balance. This note is currently in default.

On May 3, 2019, the Company borrowed $31,000 from a non-related party. The note payable carries an interest rate of 10% and is due on demand.

On May 6, 2019, TransBiotec, Inc. (“The Company” or “TransBiotec” and “Buyer”) entered into an asset purchase agreement with IDTEC, LLC (“Seller”) in which TransBiotec agreed to acquire the Seller’s rights, title and interest to and in certain assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Buyer; provided that the total number of shares of TransBiotec’s $0.00001 par value common stock issued and outstanding following a tentative closing date of January 6, 2020, shall not exceed 20 million (20,000,000) shares (on a fully dilated basis).

On July 18, 2019, the Company borrowed $41,375 from a related party. The note payable carries an interest rate of 7% and matures on July 17, 2020. This note also contained a stock fee of 9,103,261 shares which will be used to pay the note principal balance in full.

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement with First Capital Ventures, LLC (“FCV”), and its assignee. The Company desires to raise between $1,000,000 and $2,000,000 from the sale of its 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. The Company granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. The Company agreed to pay certain legal and other expenses of the SPV subsequent to the day in which the Company receives a minimum of $1,000,000 from the sale of 1,000,000 shares of the 8% Series A-1 Convertible Preferred Stock. The Company also agreed to cancel all shares of its issued and outstanding Series A Preferred Stock, immediately following the closing date and to pay $15,000 to the SPV for its legal costs and expenses and to pay or reimburse for any other costs or expenses related to the offering and sale of the interests in the SPV, including but not limited to, any sales commissions or other offering and organization expenses. The Company further agreed to issue FCV a three-year stock warrant to purchase 150,000 (post-split) shares of its Common Stock at an exercise price of $1.00 per share immediately following the closing date. The Company agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

On August 23, 2019, the Company entered into a Common Stock Purchase Agreement (the “Bennington” SPA) with Charles Bennington, one of the Company’s officers and directors, under which the Company agreed to issue 14,000,000 shares of its common stock in exchange for Mr. Bennington forgiving $595,000 in accrued compensation due. The common shares were issued on or about August 28, 2019 at a per-share purchase price of $0.0425 per share.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere” SEA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Preferred Stock owned by Mr. Lanphere. The Series A Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share and were issued on or about August 28, 2019.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus” SEA) with Vernon Justus, an individual, under which the Company agreed to issue 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Preferred Stock owned by Mr. Justus. The Series A Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share and were issued on or about August 28, 2019.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Lanphere” SPA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 21,400,745 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere. The amount of the debt reduction and, therefore the purchase price of the shares was $96,303.35. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.0045 per share.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Mishal” SPA) with Devadatt Mishal, one of the Company’s directors, under which the Company agreed to issue 13,134,420 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. Mr. Mishal’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Mishal. The amount of the debt reduction and, therefore the purchase price of the shares was $58,478.01. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.0043 per share. After the acquisition of the 13,134,420 shares under the Mishal SPA, the reporting person owned 20,534,857 shares of the Company’s common stock equal to approximately 9.5% of the Company’s outstanding common stock.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

On September 9, 2019, the Company’s Board of Directors approved the TransBiotec, Inc. 2019 Equity Incentive Plan, and authorized an aggregate of 128,000,000 shares of the Company’s common stock, subject to stock splits, recapitalizations, and other adjustments, for issuance to all employees of the Company, or any Subsidiary of the Company, to any non-employee director, consultants, and to independent contractors of the Company, or any Subsidiary and any joint venture partners of the Company or any Subsidiary. The Plan will be administered by the Compensation Committee of the Board of Directors (or the entire Board of Directors if the Company does not have a Compensation Committee). Under the Plan, the Committee may award Eligible Recipients with shares of its Common Stock in the form of Incentive Awards, Restricted Stock Awards, SARs, RSUs, Performance Awards, and Other Awards as defined in the Plan. The Common Stock under the Plan will come from authorized but unissued shares of the Company’s Common Stock. The Plan is intended to advance the interest of the Company and its stockholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding those individuals who contribute to the achievement of the Company’s operational and financial objectives. This Plan went effective on October 24, 2019 and allows our Board of Directors to issue stock grants, stock options and other equity incentive awards to our officers, directors, employees and consultants.

On October 17, 2019 and October 28, 2019, Daljit Khangura and Devadatt Mishal, respectively, submitted their resignations from the Company’s Board of Directors. According to their resignation letters, there are no disagreements with either Mr. Khangura or Dr. Mishal.

On October 25, 2019, Charles Bennington submitted his resignation as the Company’s Chief Executive Officer, effective with the appointment of his replacement. Mr. Bennington is continuing on as the Company’s President (our principal executive officer), our Secretary, and as a member of our Board of Directors. According to Mr. Bennington’s resignation letter, there are no disagreements with Mr. Bennington.

On October 25, 2019, the Company entered into an Employment Agreement with Mr. Kevin Moore to serve as the Company’s Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore will perform services for the Company that are customary and usual for a chief executive officer of a company, in exchange for: (i) 800,000 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) incentive stock options under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the Moore Agreement. The stock options have a ten year term. The Company will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

On October 25, 2019, the Company entered into an Employment Agreement with Mr. David Gandini to serve as our Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as the Company’s Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) incentive stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term. The Company will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement.

On October 25, 2019, the Company issued Charles Bennington, one of the Company’s officers and directors, an option to acquire 800,000 shares of our common stock under the Company’s 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one year period commencing January 1, 2020. The stock option has a five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Bennington is one of our officers and directors, is a sophisticated investor and familiar with our operations.

On October 25, 2019, the Company issued Nick Noceti, the Company’s Chief Financial Officer, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a two year period commencing January 1, 2020. The stock option has a five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Noceti is the Company’s Chief Financial Officer, is a sophisticated investor and familiar with our operations.

On October 25, 2019, the Company issued Gary Graham, one of the Company’s directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one year period commencing January 1, 2020. The stock option has a five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Graham had been consulting with the Company for more than one year at the time of grant, is a sophisticated investor and familiar with our operations.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

On October 25, 2019, the Company issued stock options to acquire an aggregate of 6,400,000 shares of our common stock to four non-affiliated individuals and entities that have been working with the Company for over the last year. The stock options were issued under our 2019 Equity Incentive Plan at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the options vesting quarterly over a two year period commencing January 1, 2020. The stock options have either a two year or five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the individuals and entities have been consulting with the Company for months, are sophisticated investors and familiar with our operations.

On November 7, 2019, the Company’s Board of Directors appointed Gary Graham to its Board of Directors. Mr. Graham will serve in this capacity until the next meeting of stockholders or until his successor has been duly elected and qualified, or until the earlier of his death, resignation or removal.

On November 22, 2019, the Company’s Board of Directors approved the appointment of Kevin Moore and David Gandini, Chief Executive Officer and Chief Revenue Officer, respectively, to the Company’s Board of Directors, effective December 2, 2019. They will serve in this capacity until the next meeting of stockholders or until their successor has been duly elected and qualified, or until the earlier of their death, resignation or removal.

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of the Company’s Directors (“SOBR SAFE”), under which (i) the Company agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with Two Million (2,000,000) shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that the Company has the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem the all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire One Million (1,000,000) shares of the Company’s Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019 and will issue the Preferred Shares as soon as the Company receives confirmation from the State of Delaware that the Series A-1 Preferred Stock has been created. In connection with the closing of the SPA, holders of our common stock representing approximately 52% of the Company’s outstanding common stock and voting rights signed irrevocable proxies to Gary Graham and/or Paul Spieker for the purpose of allowing Mr. Graham and/or Mr. Spieker to vote those shares on any matters necessary to close the transaction that is the subject of the certain Asset Purchase Agreement May 6, 2019, as amended. The issuance of the Preferred Shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the principal of the manager of SOBR SAFE is one of our directors, and SOBR SAFE is an accredited investor and familiar with our operations.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission ("SEC").

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

Overview

We have developed an alcohol detection device called “SOBR”, for which we are still performing beta testing. The device is a patented system for use in detecting alcohol in a person’s system by measuring the ethanol content in their perspiration. Once SOBR is developed and tested, we plan to market the device to four primary business segments: (i) as an aftermarket-installed device to companies and institutions that employ or contract with vehicle drivers, such as trucking companies, limousine companies, and taxi cab companies, where the system will be marketed as a preventative drunk driving detection system, with a possible ignition locking device, (ii) the original equipment manufacturing (OEM) market, where the device would be installed in new vehicles during the original building of a vehicle, (iii) companies and institutions that have an interest in monitoring their employees’ or contractors’ alcohol level due to their job responsibilities, such as surgeons prior to entering surgery, pilots prior to flying aircraft, mineworkers prior to entering a mine, or the military for personnel returning to a military base from off-base leave or prior to leaving for a mission, and (iv) companies that would want to provide knowledge to their customers of their current alcohol level, such as lounge and bar owners, or customers attending a golfing event. We believe SOBR offers a unique solution to the national alcohol abuse problem.

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

On May 6, 2019, we signed a definitive Asset Purchase Agreement (the “APA”) with IDTEC, LLC, to acquire certain assets related to robotics equipment, which our management believes is synergistic with our current assets, from IDTEC in exchange for shares of our common stock equal to 60% of our then outstanding common stock. The APA is subject to several conditions precedent, primarily: (i) we must be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we must complete a reverse stock split of our common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth in the APA and our authorized common stock must be reduced to 100,000,000 shares, and (iii) we must not have more than approximately $150,000 in current liabilities. We do not believe we will close this transaction until early 2020. At the time of the closing of the transaction we estimate we will have approximately 257,000,000 shares of our common stock outstanding before factoring in any reverse stock split.

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

The description of the APA set forth in this Quarterly Report is qualified in its entirety by reference to the full text of that document, which is attached as Exhibit 10.6 to this Current Report on Form 8-K and is incorporated herein by reference.

If the closing occurs, the assets being acquired under the APA are the same assets that were subject to the Letter of Intent with First Capital Holdings, LLC we previously announced in our Current Report on Form 8-K filed on November 6, 2018.

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009.

On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc., (“TBT”) from TBT’s directors in exchange for 12,416,462 shares of our common stock. The accounting for this transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded, as our shareholders retained the majority of the outstanding common stock of Imagine Media LTD after the share exchange. At the time, these shares represented approximately 52% of our outstanding common stock. TBT was a California corporation.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock. Because of the September 2011 and January 2012 acquisitions of TBT common stock, we currently own approximately 98.62% of the outstanding shares of TBT, and we control its board of directors and officer positions. The remaining 1.38% is owned by non-affiliated individuals that did not participate in the share exchange.

As a result of the acquisition, TBT's business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects blood alcohol levels through a person's skin.

The following discussion:

•	summarizes our plan of operation; and

•	analyzes our financial condition and the results of our operations for the three months ended March 31, 2019 and 2018.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Summary of Results of Operations

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	69,014	79,843
Total operating expenses	69,014	79,843

Operating loss	(69,014)	(79,843)

Other expense:
Loss on fair value adjustment-derivatives	(800)	-
Interest expense	(63,886)	(64,027)
Amortization of interest – beneficial conversion feature	(5,356)	-
Total other expense	(70,042)	(64,027)

Net loss	$(139,289)	$(143,870)

Operating Loss; Net Loss

Our net loss decreased by $4,581 from $143,870 to $139,289, from the three month period ended March 31, 2018 compared to the three month period ended March 31, 2019. Our operating loss decreased by $10,829, from $79,843 to $69,014 for the same periods. The change in our net loss for the three months ended March 31, 2019, compared to the prior year period, is primarily a result of us having a loss on fair value adjustment from derivatives in 2019 compared to none in 2018, a decrease in interest expense related to full amortization of debt issuance costs, and a decrease in general and administrative expenses in 2019 compared to 2018. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $10,829, from $79,843 for the three month period ended March 31, 2018 to $69,014 for the three month period ended March 31, 2019, primarily due to a decrease in insurance and consulting expenses.

Fair Value Adjustment - Derivatives

Loss on fair value adjustment - derivatives was $800 for the three month period ended March 31, 2019, compared to $0 for the three month period ended March 31, 2018. This increase was due to us not having a derivative liability at March 31, 2018, but having one at March 31, 2019. The loss on fair value adjustment - derivative liability we recorded during the three month period ended March 31, 2019 was an adjustment due to us having a convertible note payable that contains an embedded derivative.

Interest Expense

Interest expense decreased by $141, from $64,027 for the three month period ended March 31, 2018 to $63,886 for the three month period ended March 31, 2019. For both periods these amounts are largely due to the interest on outstanding debt.

Amortization of Interest – Beneficial Conversion Feature

During the three month period ended March 31, 2019, our amortization of interest – beneficial conversion feature was $5,356, compared to none during the three month period ended March 31, 2018. The expense in 2019 is related to an unamortized discount on convertible non-related party notes payable that contain a beneficial conversion feature.

Liquidity and Capital Resources for Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Introduction

During the three months ended March 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2019 was $1,148 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and as of December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2018	Change

Cash	$1,148	$89	$1,059
Total Current Assets	$13,679	$13,080	$599
Total Assets	$13,679	$13,080	$599
Total Current Liabilities	$3,506,388	$3,436,511	$69,877
Total Liabilities	$3,506,388	$3,436,511	$69,877

Our current assets increased slightly as of March 31, 2019, as compared to December 31, 2018, due to us having more cash on hand, offset by slightly less prepaid expenses at March 31, 2019. The increase in our total assets between the two periods was also related to the increased cash on hand as of March 31, 2019, offset by the slightly less prepaid expenses.

Our current liabilities increased by $69,877 as of March 31, 2019 as compared to December 31, 2018. This increase was primarily due to increases in notes payable – related parties, notes payable - non-related parties, derivative liabilities, and accrued interest payable, offset by decreases in accounts payable, accrued expenses and related party payables.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $111,691 for the three month period ended March 31, 2019, as compared to net cash used for operating activities of $20,211 for the three month period ended March 31, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of $139,506, offset by stock warrants expense of $6,982, amortization - beneficial conversion feature of $5,356, and change in fair value of derivative liability of $800, and changes in our accounts payable of $17,741, accrued expenses of $1,749, accrued interest payable of $35,857, related party payables of $3,003, stock subscriptions payable of $403, and prepaid expenses of $460. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of $143,049, offset by stock warrants expense of $9,694, and changes in our accounts payable of $110,654, accrued interest payable of $42,374, related party payables of $168,658, accrued expenses of $14,179, and prepaid expenses of 1,413.

Investments

We had no cash provided by or used for investing activities during the three month period ended March 31, 2019 or March 31, 2018.

Financing

Our net cash provided by financing activities for the three month period ended March 31, 2019 was $112,750, compared to $20,300 for the three month period ended March 31, 2018. For the three month period ended March 31, 2019, our net cash from financing activities consisted of proceeds from notes payable – related parties of $44,750, proceeds from notes payable – non-related parties of $29,000, and proceeds from issuances of common stock – non-related parties of $39,000. For the three month period ended March 31, 2018, our net cash from financing activities consisted entirely of net proceeds from notes payable – related parties of $20,300.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2019 and December 31, 2018.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure and Controls Procedures

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of November 2019.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 we did not issue any registered securities.

ITEM 3 Defaults Upon Senior Securities

On April 17, 2019, the Company borrowed $30,000 from a related party. The note payable carries an interest rate of 7% and matured on May 30, 2019. This note also contained a stock fee of 6,000,000 shares which will be used to pay down 80% of the note principal balance. This note is currently in default.

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

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2) Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3) Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Commission on August 21, 2017

(4) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(5) Incorporated by referenced from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: January 13, 2020	By:	/s/ Charles Bennington
Charles Bennington
Chief Executive Officer

