Form 10-Q
period 2019-06-30
TransBiotec, Inc.
filed 2020-02-03
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 30, 2020, there were 238,825,917 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of June 30, 2019 and December 31, 2018, the statements of operations for the three months and six months ended June 30, 2019 and 2018, the statements of changes in stockholders’ deficit for the three and the six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ended June 30, 2019 and 2018, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$4,931	$89
Prepaid expenses	10,966	12,991
Total current assets	15,897	13,080

Total Assets	$15,897	$13,080

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$163,097	$191,714
Accrued expenses	419,572	421,000
Accrued interest payable	615,885	537,118
Related party payables	1,454,375	1,423,984
Derivative liabilities	52,900	-
Stock subscriptions payable	2,058	1,271
Notes payable - current - related parties	752,583 *	697,770
* Includes unamortized debt discount related to detached warrants of $28,011 and $8,074 at June 30, 2019 and December 31, 2018, respectively
Notes payable - current - non-related parties	185,317 *	163,654
* Includes unamortized discount related to convertible notes of $44,257 and $5,920 at June 30,2019 and December 31, 2018, respectively
Total current liabilities	3,645,787	3,436,511

Total Liabilities	3,645,787	3,436,511
Stockholders’ Deficit
Preferred stock, $0.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of June 30, 2019 and December 31, 2018	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, 1,388,575 shares issued and outstanding as of June 30, 2019 and December 31, 2018	14	14
Common stock, $0.00001 par value; 800,000,000 shares authorized; 152,205,625 and 109,409,930 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,522	1,172
Additional paid-in capital	14,977,006	14,887,804
Accumulated deficit	(18,556,562)	(18,262,136)
Total Transbiotec, Inc. stockholders’ deficit	(3,578,020)	(3,373,146)
Noncontrolling interest	(51,870)	(50,285)

Total Stockholders’ Deficit	(3,629,890)	(3,423,431)

Total Liabilities and Stockholders’ Deficit	$15,897	$13,080

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	81,483	82,925	150,497	162,768
Total operating expenses	81,483	82,925	150,497	162,768

Loss from operations	(81,483)	(82,925)	(150,497)	(162,768)

Other income (expense):
Gain on fair value adjustment - derivatives	4,000	-	3,200	-
Interest expense	(67,065)	(68,189)	(130,951)	(132,216)
Amortization - debt discount	(12,407)	(500)	(17,763)	(500)
Total other income (expense)	(75,472)	(68,689)	(145,514)	(132,716)

Loss before provision for income taxes	(156,955)	(151,614)	(296,011)	(295,484)

Provision for income tax	-	-	-	-

Net loss	(156,955)	(151,614)	(296,011)	(295,484)
Net loss attributable to noncontrolling interest	818	804	1,585	1,625
Net loss attributable to TranBiotec, Inc.	$(156,137)	$(150,810)	$(294,426)	$(293,859)

Net loss per share
(Basic and fully diluted)	$(0.001)	$(0.001)	$(0.002)	$(0.003)

Weighted average number of common shares outstanding	152,205,625	115,152,177	141,236,262	112,296,916

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -		Total
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	TransBiotec Inc.	Noncontrolling Interest	Stockholders' Deficit

Balances at January 1, 2018	109,409,930	$1,096	1,388,575	$14	$14,785,051	$(17,703,171)	$(2,917,010)	$(47,127)	$(2,964,137)
Common stock issued to settle accounts payable	91,148	1	-	-	427	-	428	-	428
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	10,958	-	10,958	-	10,958
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,776	-	7,776	-	7,776
Net loss for the period	-	-	-	-	-	(143,049)	(143,049)	(821)	(143,870)
Balances at March 31, 2018	109,501,078	$1,097	1,388,575	$14	$14,804,212	$(17,846,220)	$(3,040,897)	$(47,948)	$(3,088,845)
Common stock issued for services	6,000,000	61	-	-	25,739	-	25,800	-	25,800
Common stock issued for compensation	800,000	9	-	-	7,991	-	8,000	-	8,000
Common stock issued due to options exercise	450,000	5	-	-	4,495	-	4,500	-	4,500
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	18,743	-	18,743	-	18,743
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,367	-	7,367	-	7,367
Paid-in capital - beneficial conversion feature	-	-	-	-	6,000	-	6,000	-	6,000
Net loss for the period	-	-	-	-	-	(150,810)	(150,810)	(804)	(151,614)
Balances at June 30, 2018	116,751,078	$1,172	1,388,575	$14	$14,874,547	$(17,997,030)	$(3,121,297)	$(48,752)	$(3,170,049)

Balances at January 1, 2019	116,751,078	$1,172	1,388,575	$14	$14,887,804	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	35,454,547	350	-	-	38,650	-	39,000	-	39,000
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	22,665	-	22,665	-	22,665
Paid-in capital - gain on related party debt conversion	-	-	-	-	8,113	-	8,113	-	8,113
Net loss for the period	-	-	-	-	-	(138,289)	(138,289)	(767)	(139,056)
Balances at March 31, 2019	152,205,625	$1,522	1,388,575	$14	$14,957,232	$(18,400,425)	$(3,441,657)	$(51,052)	$(3,492,709)
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	12,365	-	12,365	-	12,365
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,409	-	7,409	-	7,409
Net loss for the period	-	-	-	-	-	(156,137)	(156,137)	(818)	(156,955)
Balances at June 30, 2019	152,205,625	$1,522	1,388,575	$14	$14,977,006	$(18,556,562)	$(3,578,020)	$(51,870)	$(3,629,890)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2019	2018

Operating Activities:
Net loss	$(296,011)	$(293,859)

Adjustments to reconcile net loss to net cash used in
operating activities:
Change in fair value of derivative liability	(3,200)	-
Amortization - debt discount	17,763	500
Stock warrants expense	15,093	22,517
Stock options expense	-	4,500
Stock-based compensation expense	-	7,999
Changes in assets and liabilities:
Prepaid expenses	2,025	5,483
Accounts payable	(28,617)	(116,142)
Accrued expenses	(1,428)	20,925
Accrued interest payable	78,767	81,401
Related party payables	45,913	208,555
Stock subscriptions payable	787	557

Net cash used in operating activities	(168,908)	(57,564)

Financing Activities:
Proceeds from notes payable - related parties	74,750	55,300
Proceeds from notes payable - non-related parties	60,000	6,000
Proceeds from issuances of common stock - non-related parties	39,000	-
Net cash provided by financing activities	173,750	61,300

Net Change In Cash	4,842	3,736

Cash At The Beginning Of The Period	89	142

Cash At The End Of The Period	$4,931	$3,878

Schedule Of Non-Cash Investing And Financing Activities:

Gain on related party payables converted to capital	$15,522	$15,571

Relative fair value of stock warrants granted	$35,030	$29,701

Fair value of embedded conversion feature	$56,100	$-

Intrinsic value - beneficial conversion feature	$-	$6,000

Research and development prepaid expenses with commons shares	$-	$25,800

Supplemental Disclosure:

Cash paid for interest	$3,750	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on August 8, 2019.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2019 and December 31, 2018, and results of operations and cash flows for the three and six month period ended June 30, 2019 and for the year ended December 31, 2018.

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2019 and December 31, 2018, respectively.

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2019 and December 31, 2018:

June 30, 2019

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$52,900
	$-	$-	$52,900
December 31, 2018

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-
	$-	$-	$-

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Stock-based Compensation

Stock-based compensation cost to employees and non-employees is measured by the Company at the grant date based on the fair value of the award and over the requisite service period under ASC 718. For options issued to employees and non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at June 30, 2019 and December 31, 2018. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were none during the six month period ended June 30, 2019 and $1,347 during the six month period ended June 30, 2018.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize most leases on its balance sheet. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This lease standard was effective for public business entities for periods beginning after December 15, 2018. The standard’s modified retrospective transition approach will require entities to reflect the effect to reflect the effect in the earliest year presented in the financial statements. The Company has adopted this standard; however, during the six month period ended June 30, 2019 the Company had one lease identified as an operating lease with a term of less than 12 months, and therefore elected not to recognize the lease on its balance sheet.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.  The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period. The Company has decided to adopt this standard; however, during the six month period ended June 30, 2019 the Company currently does not have any modifications to existing stock compensation agreements but will be able to calculate the impact of the ASU, if and when modifications arise.

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has decided to adopt this new standard; however, the Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit during the six month period ended June 30, 2019. The Company also has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of June 30, 2019 and December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. The Company has adopted this standard for the year ended December 31, 2018. The Company made no share-based payments to non-employees and did not grant stock warrants or stock options for services rendered or goods received during the six month period ended June 30, 2019.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of June 30, 2019, the accumulated deficit is $18,556,562, a cash balance of $4,931, carrying loans of principal and interest in default totaling $1,458,037 and cash outflows from operating activities of $168,908. These principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The Company is also considering opportunities to create synergy with its SOBR product. On October 29, 2018, the Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) the Company being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) the Company completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) the Company having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2019 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to August 31, 2019 (the “Amendment No.1”). On May 6, 2019, TransBiotec, Inc. (“The Company” or “TransBiotec” and “Buyer”) entered into an asset purchase agreement with IDTEC, LLC (“Seller”) in which TransBiotec agreed to acquire the Seller’s rights, title and interest to and in certain assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Buyer; provided that the total number of shares of TransBiotec’s $0.00001 par value common stock issued and outstanding following a tentative closing date of January 31, 2020 shall not exceed 20 million (20,000,000) shares (on a fully dilated basis).

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and this performance has not occurred on or before June 30, 2019. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of June 30, 2019.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019 and December 31, 2018, the Company had payables due to officers for accrued compensation and services of $595,000 and $474,156, respectively, recorded as related party payables on the condensed consolidated balance sheets. Due to cash flow constraints, the Company has experienced difficulty in compensating its directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by its Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of its Board of Directors. The Company’s Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables were for legal expenses recorded to general and administrative expense as incurred. The Company has recorded to equity, a total related party gain connected to these conversions during the six month period ended June 30, 2019 and 2018 of $15,522 and $15,143, respectively. Per this agreement as of June 30, 2019 and December 31, 2018, on a cumulative basis, approximately $201,831 of related party payables was converted into 2,242,565 common shares and $201,831 was converted into 2,242,565 common shares, respectively. The Company has a stock subscription payable due to Lanphere Law Group as of June 30, 2019 of $2,058 convertible into 424,479 of its common shares, and $1,271 convertible into 243,273 of its common shares as of December 31, 2018.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. At June 30, 2019 and December 31, 2018, the principal balance of this note was $31,662 and $31,662, respectively. At June 30, 2019 and December 31, 2018, the accrued interest on this note was $7,910 and $5,539, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group still owns warrants to acquire an additional 27,400,745 shares of our common stock.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense, including CAM charges, for the six month period ended June 30, 2019 and 2018 of $26,210 and $26,210, respectively, was recorded to general and administrative expense.

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has four convertible notes payable to related parties that have a principal balance of $91,000 and $91,000 as of June 30, 2019 and December 31, 2018, respectively. These notes carry interest rates of 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All four notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0072 - $0.0800 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at June 30, 2019 and December 31, 2018. No beneficial conversion feature expense was incurred during the six month period ended June 30, 2019 and 2018.

The Company has ten non-convertible notes payable to related parties that have a principal balance of $343,700 and $343,700 as of June 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 0% - 10% and have due dates ranging from 8/03/2012 - 11/28/2016. Nine of the ten notes are currently in default and carry a default interest rate of 10%.

The Company has thirty notes payable with detached free-standing warrants to related parties that have a principal balance of $345,894 and $271,144 as of June 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 03/30/2020. Twenty-eight of the thirty notes, carrying a total principal balance of $336,144, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable detached free-standing warrant ranges from $0.0018664652 - $0.0160. As of June 30, 2019 and December 31, 2018, these notes carried outstanding detached free-standing warrants of 40,535,165 and 23,953,003, respectively. The unamortized discount related to these warrants at June 30, 2019 and December 31, 2018 is $28,011 and $8,074, respectively. During the six month period ended June 30, 2019 and 2018, stock warrants amortization expense recorded to interest expense was $15,093 and $22,517, respectively. The reason for the decrease in stock warrants expense was directly related to the timing of funds borrowed and the related amortization of its stock warrants. The relative fair market value of stock warrants granted during the six month period ended June 30, 2019 and 2018 was $35,030 and $29,701, respectively. The fair market value of the outstanding stock warrants was calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 2.31% - 2.53%, dividend yield of 0%, expected life of 5 years, volatility between 135% - 138%.

	June 30, 2019	December 31, 2018

Convertible Notes Payable	$91,000	$91,000
Conventional Non-Convertible Notes Payable	343,700	343,700
Notes Payable with Detached Free-standing Warrants	345,894	271,144
Unamortized Discount	(28,011)	(8,074)
Net Related Party Notes Payable	$752,583	$697,770

Total interest expense for related party notes was $43,235 and $39,446 for the six month period ended June 30, 2019 and 2018, respectively.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NON- RELATED PARTIES

The Company has eighteen convertible notes payable to non-related parties that have a principal balance of $203,136 and $143,136 as of June 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 10/30/2012 - 5/23/2019. Sixteen of the eighteen notes, carrying a total principal balance of $143,136, are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. On March 1, 2019 and May 3, 2019, the Company entered into convertible note payable agreements that converts to its common stock at a variable conversion price. As further discussed in Note 5 – Derivative Liability, the Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The Company evaluated these convertible notes and determined that an embedded conversion feature was recorded. Unamortized debt discount related to these notes was $44,257 and $5,920 as of June 30, 2019 and December 31, 2018, respectively. Beneficial conversion feature expense incurred was $17,763 and none during the six month period ended June 30, 2019 and 2018, respectively.

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of June 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/28/2015. All three notes are currently in default and carry a default interest rate of 10%.

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of June 30, 2019 and December 31, 2018, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrants is $0.019 for a total amount of 50,000 common shares. At June 30, 2019 and December 31, 2018, this note carried outstanding detached free-standing warrants of none and 50,000, respectively. There was no unamortized discount related to these warrants as of June 30, 2019 and December 31, 2018, and no stock warrant amortization expense was recorded to interest expense during the six month period ended June 30, 2019 and 2018.

Total interest expense for non-related party notes was $28,762 and $24,371 for the six month period ended June 30, 2019 and 2018, respectively.

	June 30, 2019	December 31, 2018

Convertible Notes Payable	$203,136	$143,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	(44,257)	(5,920)
Net Non-Related Party Notes Payable	$185,317	$163,654

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 5. DERIVATIVE LIABILITY

On March 1, 2019, the Company borrowed $29,000 under a convertible promissory note agreement from an unrelated party that is due upon demand from the investor. On May 3, 2019, the Company borrowed $31,000 under a convertible promissory note agreement from an unrelated party that is due upon demand from the investor. Both notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should be therefore accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the notes is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility from 280% to 350%, (2) risk-free interest rate from 1.96% to 2.55%, and (3) expected life of 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. The notes carried an embedded conversion feature of $56,100 that is recorded as a discount on the balance sheet that will be amortized over the life of each respective note. Interest amortization expense of the embedded conversion feature for these notes is $13,946 during the six month period ended June 30, 2019. The fair value of the embedded derivative is $52,900 and is recorded on the balance sheet as a derivative liability at June 30, 2019. The note was not converted during the six month period June 30, 2019. Utilizing level 3 inputs, the Company recorded a fair market value gain of $3,200 and none during the six month period ended June 30, 2019 and 2018, respectively.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2018	$-
Fair value of derivatives issued	56,100
Fair market value adjustments	(3,200)
Balance at June 30, 2019	$52,900

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) or eighty percent (80%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at June 30, 2019 and December 31, 2018 were 27,400,745 and 10,818,583, respectively.

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 40,535,165 and 24,003,003 at June 30, 2019 and December 31 2018, respectively. There were 16,582,162 non-employee detached free-standing stock warrants granted during the six month period ended June 30, 2019 and 7,882,392 non-employee detached free-standing stock warrants granted during the six month period ended June 30, 2018. The fair value of these non-employee stock warrants granted during the six month period ended June 30, 2019 and 2018 totaled $35,030 and $29,701, respectively, and were determined using the Black-Sholes option pricing model based on the following assumptions:

	June 30, 2019	June 30, 2018
Exercise Price	$0.00188664652 - $0.0062	$0.0042 - $0.0043
Dividend Yield	0%	0%
Volatility	135% - 138%	141% - 144%
Risk-free Interest Rate	2.31% – 2.53%	2.65% – 2.68%
Expected Life of Options	5 Years	5 Years

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

The following table summarizes the changes in the Company’s outstanding warrants during the six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	16,120,611	$0.0042 - 0.0190	4.06 Years	$0.0066	$-
Warrants Granted	7,882,392	$0.0042 - 0.0043	4.75 Years	$0.0042	$45,644
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at June 30, 2018	24,003,003	$0.0042 - 0.0190	3.95 Years	$0.0058	$100,246

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Warrants Granted	16,582,162	$0.0018664652 - 0.0062	4.72 Years	$0.0032	$22,428
Warrants Exercised	-	-
Warrants Expired	50,000	$0.019		$0.019
Balance at June 30, 2019	40,535,165	$0.0018664652 - 0.016	3.68 Years	$0.0048	$-

Exercisable at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Exercisable at June 30, 2019	40,535,165	$0.0018664652 - 0.0160	3.68 Years	$0.0048	$-

On April 30, 2018, a related party exercised 450,000 stock options at an exercise price of $0.01 per share.

As of June 30, 2019 and December 31, 2018, there were two outstanding stock options to officers, directors, and consultants to purchase 275,000 shares of TransBiotec, Inc. common stock. The first outstanding stock option is dated October 1, 2014 and has an option price on that day of $0.0062, with an option exercise price of $0.25. The second outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007. These stock options vested upon grant. There were no stock options granted during the six months ended June 30, 2019 and 2018.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

The following table summarizes the changes in the Company’s outstanding stock options during the six month period ended June 30, 2019 and 2018, and as of June 30, 2019 and December 31, 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	2,225,000	$0.0045 - 0.25	3.00 Years	$0.0204	$-
Options Granted	-	-
Options Exercised	450,000	$0.01
Options Cancelled	-	-
Options Expired	-	-
Balance at June 30, 2018	1,775,000	$0.0045 - 0.25	3.00 Years	$0.0083	$3,000

			Weighted	Weighted
	Options		Average	Average
	Outstanding	Exercise	Remaining	Exercise	Aggregate
	Number of	PricePer	Contractual	PricePer	Intrinsic
	Shares	Share	Life	Share	Value

Balance at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	1,500,000	$0.0045		$0.0045
Options Expired	-	-
Balance at June 30, 2019	275,000	$0.007 - 0.25	0.32 Years	$0.0291	$-

Exercisable at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$-
Exercisable at June 30, 2019	275,000	$0.007 - 0.25	0.32 Years	$0.0291	$-

Executive Stock Options

The Company had 250,000 outstanding executive stock options exercisable at $0.007 per share as of June 30, 2019 and December 31, 2018.

Stock Subscriptions Payable

The Company had stock subscriptions payable due to a related party of $2,058 convertible into 424,479 of its common shares at June 30, 2019. The Company had stock subscriptions payable due to a related party of $1,271 convertible into 243,273 of its common shares at December 31, 2018. The Company recorded a related party gain of $15,522 and $15,143 related to the outstanding stock subscriptions payable during the six month period ended June 30, 2019 and 2018, respectively.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 7. COMMON STOCK

On March 31, 2018, the Company converted $8,204 of its related party payables into 91,148 issued shares of its common stock at $0.09 per share. $7,776 was recorded as a related party gain.

On April 18, 2018, the Company converted $25,800 of prepaid consulting, research and development costs owed to six non-related parties into 6,000,000 issued shares of our common stock at a purchase price of $0.0043 per share.

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

As of June 30, 2019 and December 31, 2018, the Company has 1,388,575 issued shares of its Series A Convertible Preferred stock.

During the six month ended June 30, 2019 and 2018, no dividends have been declared for holders of the Series A Convertible Preferred stock.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense under this lease, including CAM charges, was $26,210 and $26,210 for the six month period ended June 30, 2019 and June 30, 2018, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of January 2020.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

NOTE 10. SUBSEQUENT EVENTS

On July 18, 2019, the Company borrowed $41,375 from a related party. The note payable carries an interest rate of 7%, matures on July 17, 2020, and contains a conversion feature that allows the Company to convert all principal and interest due under note into 9,103,261 shares of the Company’s common stock.

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On October 25, 2019, the Company entered into an Employment Agreement with Mr. Kevin Moore to serve as the Company’s Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore will perform services for the Company that are customary and usual for a chief executive officer of a company, in exchange for: (i) 800,000 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) incentive stock options under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the Moore Agreement. The stock options have a ten year term. The Company will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement. No shares were issued to Mr. Moore.

On October 25, 2019, the Company entered into an Employment Agreement with Mr. David Gandini to serve as our Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as the Company’s Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) incentive stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term. The Company will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement. No shares were issued to Mr. Gandini.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s officers and directors, an option to acquire 800,000 shares of our common stock under the Company’s 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one year period commencing January 1, 2020. The stock option has a five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Bennington is one of our officers and directors, is a sophisticated investor and familiar with our operations. No shares were issued to Mr. Bennington.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

On October 25, 2019, the Company granted Nick Noceti, the Company’s Chief Financial Officer, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a two year period commencing January 1, 2020. The stock option has a five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Noceti is the Company’s Chief Financial Officer, is a sophisticated investor and familiar with our operations. No shares were issued to Mr. Noceti.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one year period commencing January 1, 2020. The stock option has a five year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Graham had been consulting with the Company for more than one year at the time of grant, is a sophisticated investor and familiar with our operations. No shares were issued to Mr. Graham.

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

On January 3, 2020, the Company issued 2,102,854 shares of its common stock to Michael Lanphere, a related party (“Lanphere”), in exchange for his agreement to convert $210,285.44 in debt owed to him under numerous promissory notes. The shares were issued at a value of $0.10 per share pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts due to Lanphere under the notes.

On January 3, 2020, the Company issued 6,000,000 shares of its common stock to Lanphere in exchange for his agreement to convert $24,000 in debt owed to him under a promissory note dated April 17, 2019. The shares were issued at a value of $0.004 per share pursuant to the terms of the convertible note, and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts due to Lanphere under the note.

On January 3, 2020, the Company issued 9,103,261 shares of its common stock to Lanphere in exchange for his agreement to convert $41,875 in debt owed to him under a promissory note dated July 17, 2019. The shares were issued at a value of $0.0046 per share pursuant to the terms of the convertible note, and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts due to Lanphere under the note.

On January 3, 2020, the Company issued an aggregate of 4,605,847 shares of its common stock to five non-affiliate investors in exchange for their agreement to convert $460,585 in debt owed to them under numerous promissory notes. The shares were issued at a value of $0.10 per share and pursuant to the terms of Common Stock Purchase Agreements. The conversion was in full satisfaction of all amounts due under the notes.

On January 16, 2020, the Company issued 1,274,636 shares of its common stock to with two non-related parties in exchange for their agreement to settle an accounts payable of $127,463.59 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of Common Stock Purchase Agreements. The conversion was in full satisfaction of all amounts due to them.

On January 16, 2020, the Company issued 874,636 shares of its common stock to Lanphere in exchange for his agreement to convert $87,463.59 in accounts payable owed to him. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts due to Lanphere for the accounts payable.

On January 22, 2020, the Company issued 238,143 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable of $23,814.30 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the all amounts owed to them.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (“TBT”) from TBT’s directors in exchange for 12,416,462 shares of our common stock. The accounting for this transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded, as our shareholders retained the majority of the outstanding common stock of Imagine Media, Ltd. after the share exchange. At the time, these shares represented approximately 52% of our outstanding common stock. TBT was a California corporation.

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

As a result of the acquisition, TBT’s business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects blood alcohol levels through a person’s skin.

The following discussion:

o	summarizes our plan of operation; and

o	analyzes our financial condition and the results of our operations for the three months and six months ended June 30, 2019 and 2018.

This discussion and analysis should be read in conjunction with TBT’s financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Summary of Results of Operations

	Three Months Ended June 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	81,483	82,925
Total operating expenses	81,483	82,925

Operating loss	(81,483)	(82,925)

Other income (expense):
Gain on fair value adjustment-derivatives	4,000	-
Interest expense	(67,065)	(68,189)
Amortization – debt discount	(12,407)	(500)
Total other income (expense)	(75,472)	(68,689)

Net loss	$(156,955)	$(151,614)

Operating Loss; Net Loss

Our net loss increased by $5,341 from $151,614 to $156,955, from the three month period ended June 30, 2018 compared to the three month period ended June 30, 2019. Our operating loss decreased by $1,442, from $82,925 to $81,483 for the same periods. The change in our net loss for the three months ended June 30, 2019, compared to the prior year period, is primarily a result of us having a $2,300 gain on fair value adjustment from derivatives in 2019 compared to none in 2018, partially offset by a decrease in interest expense due to the full amortization of debt issuance costs, an increase in amortization-debt discount, and a slight decrease in general and administrative expenses in 2019 compared to 2018. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $1,442, from $82,925 for the three month period ended June 30, 2018 to $81,483 for the three month period ended June 30, 2019, primarily due to a decrease in insurance and consulting expenses.

Gain on Fair Value Adjustment - Derivatives

Gain on fair value adjustment - derivatives was $4,000 for the three month period ended June 30, 2019, compared to $0 for the three month period ended June 30, 2018. This increase was due to us not having a financial instrument that contained an embedded derivative liability at June 30, 2018, but having one at June 30, 2019.The gain on fair value adjustment - derivative liability we recorded during the three month period ended June 30, 2019 was an adjustment due to us having a convertible note payable that contains an embedded derivative.

Interest Expense

Interest expense decreased by $1,124, from $68,189 for the three month period ended June 30, 2018 to $67,065 for the three month period ended June 30, 2019. For both periods these amounts are largely due to the amortization of debt issuance costs and the interest on outstanding debt.

Amortization – Debt Discount

During the three month period ended June 30, 2019, our amortization – debt discount was $12,407 compared to $500 during the three month period ended June 30, 2018. The expense is due to the unamortized discount on convertible non-related party notes payable. The increase is due to the addition of two convertible non-related party notes payable with beneficial conversion features in 2019.

Results of Operations for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Summary of Results of Operations

	Six Months Ended June 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	150,497	162,768
Total operating expenses	150,497	162,768

Operating loss	(150,497)	(162,768)

Other income (expense):
Gain on fair value adjustment-derivatives	3,200	-
Interest expense	(130,951)	(132,216)
Amortization – debt discount	(17,763)	(500)
Total other income (expense)	(145,514)	(132,716)

Net loss	$(296,011)	$(295,484)

Operating Loss; Net Loss

Our net loss increased by $527 from $295,484 to $296,011, from the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2019. Our operating loss decreased by $12,271, from $162,768 to $150,497 for the same periods. The change in our net loss for the six months ended June 30, 2019, compared to the prior year period, is primarily a result of us having a $3,200 gain on fair value adjustment from derivatives in 2019 compared to none in 2018, a decrease in interest expense related to an increase in borrowings, an increase in amortization – debt discount, and a decrease in general and administrative expenses in 2019 compared to 2018. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses decreased by $12,271, from $162,768 for the six-month period ended June 30, 2018 to $150,497 for the six-month period ended June 30, 2019, primarily due to a decrease in insurance and consulting expenses.

Gain on Fair Value Adjustment - Derivatives

Gain on fair value adjustment - derivatives was $3,200 for the six-month period ended June 30, 2019, compared to $0 for the six-month period ended June 30, 2018. This increase was due to us not having a financial instrument that contained an embedded derivative liability at June 30, 2018, but having one at June 30, 2019. The gain on fair value adjustment - derivative liability we recorded during the six month period ended June 30, 2019 was an adjustment due to us having a convertible note payable that contains an embedded derivative.

Interest Expense

Interest expense decreased by $1,265, from $132,216 for the six-month period ended June 30, 2018 to $130,951 for the six-month period ended June 30, 2019. For both periods these amounts are largely due to the amortization of debt issuance costs and interest on outstanding debt.

Amortization – Debt DIscount

During the six-month period ended June 30, 2019, our amortization – debt discount was $17,763, compared to $500 during the six-month period ended June 30, 2018. The expense is related to the unamortized discount on convertible non-related party notes payable. The increase is due to the addition of two convertible non-related party notes payable with beneficial conversion features in 2019.

Liquidity and Capital Resources for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Introduction

During the six months ended June 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2019 was $4,931 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and as of December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018	Change

Cash	$4,931	$89	$4,842
Total Current Assets	$15,897	$13,080	$2,817
Total Assets	$15,897	$13,080	$2,817
Total Current Liabilities	$3,645,787	$3,436,511	$209,276
Total Liabilities	$3,645,787	$3,436,511	$209,276

Our current assets increased slightly as of June 30, 2019, as compared to December 31, 2018, due to us having more cash on hand, offset by slightly less prepaid expenses at June 30, 2019. The increase in our total assets between the two periods was also related to the increased cash on hand as of June 30, 2019, offset by the slightly less prepaid expenses.

Our current liabilities increased by $209,276 as of June 30, 2019 as compared to December 31, 2018. This increase was primarily due to increases in notes payable – related parties, notes payable - non-related parties, derivative liabilities, accrued interest payable, and related party payables, offset by decreases in accounts payable and accrued expenses.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $168,908 for the six-month period ended June 30, 2019, as compared to net cash used for operating activities of $57,564 for the six-month period ended June 30, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of $296,011 and change in fair value of derivative liability of $3,200, offset by stock warrants expense of $15,093, amortization – debt discount of $17,763, and changes in our accounts payable of $28,617, accrued expenses of $1,428, accrued interest payable of $78,767, related party payables of $45,913, stock subscriptions payable of $787, and prepaid expenses of $2,025. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of $293,859, offset by stock warrants expense of $22,517, stock options expense of $4,500, stock-based compensation expense of $7,999, amortization – debt discount of $500, and changes in our accounts payable of $116,142, accrued expenses of $20,925, accrued interest payable of $81,401, related party payables of $208,555, stock subscriptions payable of $557, and prepaid expenses of $5,483.

Investments

We had no cash provided by or used for investing activities during the six-month period ended June 30, 2019 or June 30, 2018.

Financing

Our net cash provided by financing activities for the six-month period ended June 30, 2019 was $173,750, compared to $61,300 for the six-month period ended June 30, 2018. For the six-month period ended June 30, 2019, our net cash from financing activities consisted of proceeds from notes payable – related parties of $74,750, proceeds from notes payable – non-related parties of $60,000, and proceeds from issuances of common stock – non-related parties of $39,000. For the six month period ended June 30, 2018, our net cash from financing activities consisted of proceeds from notes payable – related parties of $55,300 and proceeds from notes payable – non related parties of $6,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 2019.

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

During the three months ended June 30, 2019 we did not issue any unregistered securities.

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

The description of the APA set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The assets being acquired, if the closing occurs, under the APA are the same assets that were subject to the Letter of Intent with First Capital Holdings, LLC we previously announced in our Current Report on Form 8-K filed on November 6, 2018.

ITEM 6 Exhibits

Item No.	Description
3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.
3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.
3.3 (4)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017
3.3 (1)	Bylaws of Imagine Media, Ltd.
10.1 (1)	Spin-off Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007
10.2 (1)	Form of Work For Hire Agreement
10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007
10.4 (3)	Form of Series A Stock Purchase Agreement
10.5 (3)	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement
10.6 (5)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).
32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

TransBiotec, Inc.

Dated: January 31, 2020	By:	/s/ Charles Bennington
Charles Bennington
Chief Executive Officer

