Form 10-Q
period 2019-09-30
TransBiotec, Inc.
filed 2020-02-25
CIK 1425627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2019

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

________________________________
(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes
☒
No
☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes
☐
No
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
No
☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 25, 2020, there were 261,727,117 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of September 30, 2019 and December 31, 2018, the statements of operations for the three months and nine months ended September 30, 2019 and 2018, the statements of changes in stockholders’ deficit for the nine months ended September 30, 2019 and 2018, and the statements of cash flows for the nine months ended September 30, 2019 and 2018, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$13,185	$89
Prepaid expenses	9,400	12,991
Total current assets	22,585	13,080

Total Assets	$22,585	$13,080

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$189,022	$191,714
Accrued expenses	419,607	421,000
Accrued interest payable	630,271	537,118
Related party payables	897,447	1,423,984
Derivative liabilities	52,700	-
Stock subscriptions payable	2,574	1,271
Notes payable - current - related parties	673,036 *	697,770
* Includes unamortized debt discount related to detached warrants of $26,506 and $8,074 at September 30, 2019 and December 31, 2018, respectively
Notes payable - current - non-related parties	229,574 *	163,654
* Includes unamortized debt discount related to convertible notes of none and $5,920 at September 30, 2019 and December 31, 2018, respectively
Total current liabilities	3,094,231	3,436,511

Total Liabilities	3,094,231	3,436,511
Stockholders' Deficit
Preferred stock, $0.00001 par value; 22,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, zero and 1,388,575 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	14
Series A-1 Convertible Preferred stock, $0.00001 par value; 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.00001 par value; 800,000,000 shares authorized; 214,626,540 and 116,751,078 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,146	1,172
Additional paid-in capital	15,750,746	14,887,804
Accumulated deficit	(18,771,905)	(18,262,136)
Total Transbiotec, Inc. stockholders' deficit	(3,019,013)	(3,373,146)
Noncontrolling interest	(52,633)	(50,285)

Total Stockholders' Deficit	(3,071,646)	(3,423,431)

Total Liabilities and Stockholders' Deficit	$22,585	$13,080

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	Sept. 30, 2019	Sept 30, 2018	Sept. 30, 2019	Sept 30, 2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	89,481	64,385	239,978	227,153
Total operating expenses	89,481	64,385	239,978	227,153

Loss from operations	(89,481)	(64,385)	(239,978)	(227,153)

Other income (expense):
Gain on fair value adjustment - derivatives	200	-	3,400	-
Interest expense	(126,825)	(65,193)	(244,812)	(197,409)
Amortization - debt discount	-	(4,033)	(19,866)	(4,533)
Total other income (expense)	(126,625)	(69,226)	(261,278)	(201,942)

Loss before provision for income taxes	(216,106)	(133,611)	(501,256)	(429,095)

Provision for income tax	-	-	-	-

Net loss	(216,106)	(133,611)	(501,256)	(429,095)
Net loss attributable to noncontrolling interest	763	769	2,348	2,394

Net loss attributable to TranBiotec, Inc.	$(215,343)	$(132,842)	$(498,908)	$(426,701)

Net loss per share
(Basic and fully diluted)	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Weighted average number of common shares outstanding	165,167,345	116,751,078	153,621,523	113,797,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -	Non	Total
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	TransBiotec Inc.	controlling Interest	Stockholders' Deficit

Balances at January 1, 2018	109,409,930	$1,096	1,388,575	$14	$14,785,051	$(17,703,171)	$(2,917,010)	$(47,127)	$(2,964,137)
Common stock issued to settle accounts payable	91,148	1	-	-	427	-	428	-	428
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	10,958	-	10,958	-	10,958
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,776	-	7,776	-	7,776
Net loss for the period	-	-	-	-	-	(143,049)	(143,049)	(821)	(143,870)
Balances at March 31, 2018	109,501,078	$1,097	1,388,575	$14	$14,804,212	$(17,846,220)	$(3,040,897)	$(47,948)	$(3,088,845)
Common stock issued for services	6,000,000	61	-	-	25,739	-	25,800	-	25,800
Common stock issued for compensation	800,000	9	-	-	7,991	-	8,000	-	8,000
Common stock issued due to options exercise	450,000	5	-	-	4,495	-	4,500	-	4,500
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	18,743	-	18,743	-	18,743
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,367	-	7,367	-	7,367
Paid-in capital - beneficial conversion feature	-	-	-	-	6,000	-	6,000	-	6,000
Net loss for the period	-	-	-	-	-	(150,810)	(150,810)	(804)	(151,614)
Balances at June 30, 2018	116,751,078	$1,172	1,388,575	$14	$14,874,547	$(17,997,030)	$(3,121,297)	$(48,752)	$(3,170,049)
Paid-in capital - gain on related party debt conversion	-	-	-	-	6,123	-	6,123	-	6,123
Net loss for the period	-	-	-	-	-	(132,842)	(132,842)	(769)	(133,611)
Balances at September 30, 2018	116,751,078	$1,172	1,388,575	$14	$14,880,670	$(18,129,872)	$(3,248,016)	$(49,521)	$(3,297,537)

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit-	Non	Total
		($0.00001		($0.00001	Paid-in	Accumulated	TransBiotec	Controlling	Stockholders'
	Shares	Par)	Shares	Par)	Capital	Deficit	Inc.	Interest	Deficit

Balances at January 1, 2019	116,751,078	$1,172	1,388,575	$14	$14,887,804	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	35,454,547	350	-	-	38,650	-	39,000	-	39,000
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	22,665	-	22,665	-	22,665
Paid-in capital - gain on related party debt conversion	-	-	-	-	8,113	-	8,113	-	8,113
Net loss for the period	-	-	-	-	-	(138,289)	(138,289)	(767)	(139,056)
Balances at March 31, 2019	152,205,625	$1,522	1,388,575	$14	$14,957,232	$(18,400,425)	$(3,441,657)	$(51,052)	$(3,492,709)
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	12,365	-	12,365	-	12,365
Paid-in capital - gain on related party debt conversion	-	-	-	-	7,409	-	7,409	-	7,409
Net loss for the period	-	-	-	-	-	(156,137)	(156,137)	(818)	(156,955)
Balances at June 30, 2019	152,205,625	$1,522	1,388,575	$14	$14,977,006	$(18,556,562)	$(3,578,020)	$(51,870)	$(3,629,890)
Common stock issued for accrued executive compensation	14,000,000	140	-	-	59,360	-	59,500	-	59,500
Common stock issued due to stock warrants exercise	34,535,165	345	-	-	146,429	-	146,774	-	146,774
Common stock issued upon conversion of convertible preferred stock to common stock	13,885,750	139	(1,388,575)	(14)	(1,329,686)	-	(1,329,561)	-	(1,329,561)
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	19,505	-	19,505	-	19,505
Paid-in capital - gain on related party executive compensation conversion	-	-	-	-	535,500	-	535,500	-	535,500
Paid-in capital - gain on related party debt conversion	-	-	-	-	13,071	-	13,071	-	13,071
Paid-in capital - gain on related party preferred stock conversion	-	-	-	-	1,329,561	-	1,329,561	-	1,329,561
Net loss for the period	-	-	-	-	-	(215,343)	(215,343)	(763)	(216,106)
Balances at September 30, 2019	214,626,540	$2,146	-	$-	15,750,746	$(18,771,905)	$(3,019,013)	$(52,633)	$(3,071,646)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2019	2018

Operating Activities:
Net loss	$(512,117)	$(426,701)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(3,400)	-
Interest expense - conversion feature	56,100	-
Amortization - debt discount	5,920	4,533
Stock warrants expense	36,103	33,138
Stock options expense	-	4,500
Stock-based compensation expense	-	7,999
Changes in assets and liabilities:	.
Prepaid expenses	3,591	14,374
Accounts payable	(2,692)	(105,765)
Accrued expenses	(1,393)	(76,923)
Accrued interest payable	123,008	116,122
Related party payables	91,048	366,777
Stock subscriptions payable	1,303	927

Net cash used in operating activities	(202,529)	(61,019)

Financing Activities:
Proceeds from notes payable - related parties	116,625	55,300
Proceeds from notes payable - non-related parties	60,000	6,000
Proceeds from issuances of common stock - non-related parties	39,000	-

Net cash provided by financing activities	215,625	61,300

Net Change In Cash	13,096	281

Cash At The Beginning Of The Period	89	142

Cash At The End Of The Period	$13,185	$423

Schedule Of Non-Cash Investing And Financing Activities:

Related party payables converted to capital	$59,500	$-

Gain on related party payables converted to capital	$564,093	$21,695

Gain on related party conversion of preferred stock into common stock	$1,329,561	$-

Relative fair value of stock warrants granted	$54,535	$29,701

Fair value of embedded conversion feature	$56,100	$-

Intrinsic value - beneficial conversion feature	$-	$6,000

Exercise of cashless stock warrants	$146,774	$-

Research and development prepaid expenses with commons shares	$-	$25,800

Supplemental Disclosure:

Cash paid for interest	$3,750	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TransBiotec, Inc. (“TransBiotec – DE”), formerly Imagine Media LTD., was incorporated August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the “Company” or “We”. The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2019 and December 31, 2018, and results of operations for the three and nine month period ended September 30, 2019 and for the year ended December 31, 2018.

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Cash
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Income Tax
The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2019 and December 31, 2018, respectively.

Net Loss Per Share
The basic and fully diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

Financial Instruments
Pursuant to ASC Topic 820,
Fair Value Measurements and Disclosures
and ASC 825,
Financial Instruments
, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level
1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level
2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2019 and December 31, 2018:

September 30, 2019

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$52,700
	$-	$-	$52,700

December 31, 2018
	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-
	$-	$-	$-

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
SEPTEMBER 30, 2019

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

Minority Interest (Noncontrolling Interest)
A subsidiary of the Company has minority members representing ownership interests of 1.38% at September 30, 2019 and December 31, 2018. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Research and Development
The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were none during the nine month period ended September 30, 2019 and $8,826 during the nine month period ended September 30, 2018.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Related Parties
Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New Pronouncements
In February 2016, the FASB issued ASU 2016-02,
Leases (Topic 842)
, which requires a lessee to recognize most leases on its balance sheet. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This lease standard was effective for public business entities for periods beginning after December 15, 2018. The standard’s modified retrospective transition approach will require entities to reflect the effect to reflect the effect in the earliest year presented in the financial statements. The Company has adopted this standard; however, during the nine month period ended September 30, 2019 the Company had one lease identified as an operating lease with a term of less than 12 months, and therefore elected not to recognize the lease on its balance sheet.

In July 2017, the FASB issued ASU-2017-11,
Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception
. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this new standard; however, the Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit during the nine month period ended September 30, 2019. The Company also has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of September 30, 2019 and December 31, 2018.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

In June 2018, the FASB issued ASU 2018-07,
Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting
. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. The Company has adopted this standard for the year ended December 31, 2018. The Company made no share-based payments to non-employees and did not grant stock warrants or stock options for services rendered or goods received during the nine month period ended September 30, 2019.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of September 30, 2019, the Company has an accumulated deficit of $18,771,905, a $13,185 cash balance, carrying loans of principal and interest in default totaling $1,404,228, and negative cash flows from operating activities of $202,529. These principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Company is also considering opportunities to create synergy with its SOBR product. On October 29, 2018, the Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI is non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) the Company being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) the Company completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) the Company having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2019 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to August 31, 2019 (the “Amendment No.1”). On May 6, 2019, TransBiotec, Inc. (“The Company” or “TransBiotec” and “Buyer”) entered into an asset purchase agreement with IDTEC, LLC (“Seller”) in which TransBiotec agreed to acquire the Seller’s rights, title and interest to and in certain assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Buyer; provided that the total number of shares of TransBiotec’s $0.00001 par value common stock issued and outstanding following a tentative closing date of April 1, 2020 shall not exceed 20 million (20,000,000) shares (on a fully dilated basis).

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and this performance has not occurred on or before September 30, 2019. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2019.

NOTE 3. RELATED PARTY TRANSACTIONS

In May 2011, the Company entered into an employment agreement with Mr. Bennington which expired on December 31, 2017. The employment agreement provided that the Company would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to drop his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5. In September 2016, before the expiration of Mr. Bennington’s contract, the Company appointed Ivan Braiker as its sole CEO, and Mr. Bennington subsequently took a role as a member of the Board of Directors at a monthly rate of $5,000. In connection with his appointment, Mr. Braiker entered into a letter agreement with the Company, under which he accrued a monthly retainer of $7,500, to be paid only if the Company successfully closed financing of at least $200,000. Mr. Braiker was also granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0045 per share at a fair value of $6,290. In an act of good faith by the Company, Mr. Braiker was paid $15,000 in 2017 in relation to his letter agreement. Effective with his resignation on December 31, 2017, the Company did not owe, accrue for or pay Mr. Braiker any further compensation as he was unable to secure financing of $200,000 for the Company as stipulated per the letter agreement. Mr. Braiker was not compensated for his services as a member of our Board of Directors and his stock option to purchase 1,500,000 shares of the Company’s common stock was cancelled by the Company in 2019.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of attorney fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the attorney fees and costs incurred starting from November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables are for legal expenses and are recorded to general and administrative expense as incurred. The Company has recorded to equity, a total related party gain connected to these conversions during the nine month period ended September 30, 2019 and 2018 of $22,585 and $15,143, respectively. Per this agreement as of September 30, 2019 and December 31, 2018, on a cumulative basis, approximately $201,831 of related party payables was converted into 2,242,565 common shares and $201,831 was converted into 2,242,565 common shares, respectively. The Company has a stock subscription payable due to Lanphere Law Group as of September 30, 2019 of $2,574 convertible into 508,686 of its common shares, and $1,271 convertible into 243,273 of its common shares as of December 31, 2018.

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness decreased the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015; however, this note is currently in default.

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. As of September 30, 2019 and December 31, 2018, the principal balance of this note is $31,662 and $31,662, respectively. As of September 30, 2019 and December 31, 2018, the accrued interest on this note is $8,709 and $5,539, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was recorded to equity. After this exercise, Lanphere Law Group owned warrants to acquire an additional 27,400,745 shares of our common stock.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Lanphere SPA”) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 21,400,745 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere. The amount of the debt reduction and, therefore the purchase price of the shares, was $96,303 which was used for the deduction of related party notes payable principal of $77,927 and accrued interest of $18,376. The Company recognized a related party gain of $5,350 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.0045 per share. After this exercise, Lanphere Law Group owns warrants to acquire an additional 15,103,261 shares of our common stock.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Mishal SPA”) with Devadatt Mishal, one of the Company’s directors, under which the Company agreed to issue 13,134,420 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. Mr. Mishal’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Mishal. The amount of the debt reduction and, therefore the purchase price of the shares, was $56,478 which was used for the deduction of related party notes payable principal of $45,000 and accrued interest of $11,478. The Company recognized a related party gain of $657 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.0043 per share. After this exercise, Devadatt Mishal owns no warrants to acquire additional shares of our common stock.

Due to cash flow constraints, the Company has experienced difficulty in compensating its directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by its Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of its Board of Directors. The Company’s Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On August 23, 2019, the Company entered into a Common Stock Purchase Agreement (the “Bennington SPA”) with Charles Bennington, one of the Company’s officers and directors, under which the Company agreed to issue 14,000,000 shares of its common stock in exchange for Mr. Bennington forgiving $595,000 in accrued compensation and services due. The Company also recorded a related party gain on the conversion of executive compensation to common shares of $535,500 that was accounted for as additional paid-in capital. The common shares were issued on or about August 28, 2019 at a per-share purchase price of $0.00425 per share. As of September 30, 2019 and December 31, 2018, the Company had payables due to a related party for accrued executive compensation and services of none and $474,156, respectively.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere SEA”) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Lanphere. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus SEA”) with Vernon Justus, a related party, under which the Company agreed to issue 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Justus. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share. The fair value of the common shares was $36,887. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense, including CAM charges, for the nine month period ended September 30, 2019 and 2018 of $39,315 and $39,315, respectively, was accounted for as general and administrative expense.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has four convertible notes payable to related parties that have a principal balance of $91,000 and $91,000 as of September 30, 2019 and December 31, 2018, respectively. These notes carry interest rates of 9% and have due dates ranging from 1/23/2014 - 4/8/2015. All four notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0072 - $0.0800 per share. The Company evaluated these convertible notes and determined that, for the embedded conversion option, there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at September 30, 2019 and December 31, 2018. No beneficial conversion feature expense was incurred during the nine month period ended September 30, 2019 and 2018.

The Company has nine non-convertible notes payable to related parties that have a principal balance of $328,423 and $343,700 as of September 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 0% - 10% and have due dates ranging from 8/03/2012 - 11/28/2016. All nine notes are currently in default and carry a default interest rate of 10%.

The Company has twenty-four notes payable with detached free-standing warrants to related parties that have a principal balance of $280,119 and $271,144 as of September 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 7% - 10% and have due dates ranging from 8/05/2015 - 03/30/2020. Twenty-two of the twenty-four notes, carrying a total principal balance of $270,369, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable detached free-standing warrant ranges from $0.001 - $0.016. As of September 30, 2019 and December 31, 2018, these notes carried outstanding detached free-standing warrants of 15,103,261 and 23,953,003, respectively. The unamortized discount related to these warrants at September 30, 2019 and December 31, 2018 is $26,506 and $8,074, respectively. During the nine month period ended September 30, 2019 and 2018, stock warrants amortization expense recorded to interest expense was $36,103 and $33,138, respectively. The reason for the decrease in stock warrants expense was directly related to the timing of funds borrowed and the related amortization of its stock warrants. The relative fair market value of stock warrants granted during the nine month period ended September 30, 2019 and 2018 was $54,535 and $29,701, respectively. The fair market value of the outstanding stock warrants was calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 1.83% - 2.53%, dividend yield of 0%, expected life of 5 years, volatility between 134% - 138%.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Total interest expense for related party notes was $65,919 and $60,198 for the nine month period ended September 30, 2019 and 2018, respectively.

	September 30, 2019	December 31, 2018

Convertible Notes Payable	$91,000	$91,000
Conventional Non-Convertible Notes Payable	328,423	343,700
Notes Payable with Detached Free-standing Warrants	280,119	271,144
Unamortized Discount	(26,506)	(8,074)
Net Related Party Notes Payable	$673,036	$697,770

NON- RELATED PARTIES

The Company has seventeen convertible notes payable to non-related parties that have a principal balance of $203,136 and $143,136 as of September 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 10/30/2012 - 5/23/2019. Fifteen of the seventeen notes, carrying a total principal balance of $143,136, are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share. On March 1, 2019 and May 3, 2019, the Company entered into convertible note payable agreements that converts to its common stock at a variable conversion price. As further discussed in
Note 5 – Derivative Liability
, the Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The Company evaluated these convertible notes and determined that an embedded conversion feature was recorded. Unamortized debt discount related to these notes was none and $5,920 as of September 30, 2019 and December 31, 2018, respectively. Debt discount amortization was $5,920 and $4,533 during the nine month period ended September 30, 2019 and 2018, respectively.

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of September 30, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 9% - 18% and have due dates ranging from 1/31/2013 - 11/28/2015. All three notes are currently in default and carry a default interest rate of 10%.

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of September 30, 2019 and December 31, 2018, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrants is $0.019 for a total amount of 50,000 common shares. The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019. As of September 30, 2019 and December 31, 2018, this note carried outstanding detached free-standing warrants of none and 50,000, respectively. There was no unamortized discount related to these warrants as of September 30, 2019 and December 31, 2018, and no stock warrants amortization expense was recorded to interest expense during the nine month period ended September 30, 2019 and 2018.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Total interest expense for non-related party notes was $44,643 and $37,128 for the nine month period ended September 30, 2019 and 2018, respectively.

	September 30, 2019	December 31, 2018

Convertible Notes Payable	$203,136	$143,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	-	(5,920)
Net Non-Related Party Notes Payable	$229,574	$163,654

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

The embedded derivative for the notes is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility from 240% to 250%, (2) risk-free interest rate of 1.83% and (3) expected life of 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. The notes carried an embedded conversion feature of $56,100 and was accounted for as interest expense during the nine month period ended September 30, 2019. The fair value of the embedded derivative is $52,700 and is recorded on the balance sheet as a derivative liability at September 30, 2019. The notes were not converted during the nine month period September 30, 2019. Utilizing level 3 inputs, the Company recorded a fair market value gain of $3,400 and none during the nine month period ended September 30, 2019 and 2018, respectively.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2018	$-
Fair value of derivatives issued	56,100
Fair market value adjustments	(3,400)
Balance at September 30, 2019	$52,700

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) or eighty percent (80%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at September 30, 2019 and December 31, 2018 were 15,103,261 and 10,818,583, respectively.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 15,103,261 and 24,003,003 at September 30, 2019 and December 31 2018, respectively. There were 25,685,423 non-employee detached free-standing stock warrants granted during the nine month period ended September 30, 2019 and 7,882,392 non-employee detached free-standing stock warrants granted during the nine month period ended September 30, 2018. The relative fair value of these non-employee stock warrants granted during the nine month period ended September 30, 2019 and 2018 totaled $54,535 and $29,701, respectively, and were determined using the Black-Sholes option pricing model based on the following assumptions:

	Sept. 30, 2019	Sept. 30, 2018
Exercise Price	$0.0018664652- $0.0062	$0.0042 - $0.0043
Dividend Yield	0%	0%
Volatility	134% - 138%	141% - 144%
Risk-free Interest Rate	1.83% – 2.53%	2.65% – 2.68%
Expected Life of Options	5 Years	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	16,120,611	$0.0042 - 0.0190	4.06 Years	$0.0066	$-
Warrants Granted	7,882,392	$0.0042- 0.0043	4.50 Years	$0.0042	$6,232
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at September 30, 2018	24,003,003	$0.0042-0.0190	3.70 Years	$0.0058	$-

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Warrants Granted	25,685,423	$0.0018664652- 0.062	4.50 Years	$0.0037	$161,129
Warrants Exercised	(34,535,165)	$0.00187 - $0.016		$0.0049
Warrants Expired	(50,000)	$0.019		$0.019
Balance at September 30, 2019	15,103,261	$0.0040 - $0.0046	4.55 Years	$0.0044	$85,158
Exercisable at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Exercisable at Sept. 30,2019	15,103,261	$0.0040- $0.0046	4.55 Years	$0.0044	$85,158

On April 30, 2018, a related party exercised 450,000 of his stock options at an exercise price of $0.01 per share.

As of September 30, 2019 and December 31, 2018, there were two outstanding stock options to officers, directors, and consultants to purchase 275,000 shares of TransBiotec, Inc. common stock. The first outstanding stock option is dated October 1, 2014 and has an option price on that day of $0.0062, with an option exercise price of $0.25. The second outstanding option is dated October 27, 2014 at an option price on that day of $0.0066 with an option exercise price of $0.007. These stock options vested upon grant. There were no stock options granted during the nine months ended September 30, 2019 and 2018. 1,500,000 stock options were exercised, forfeited or expired during the nine month period ended September 30, 2019 and 450,000 stock options were exercised, forfeited or expired during the nine month period ended September 30. 2018.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table summarizes the changes in the Company’s outstanding stock options during the nine month period ended September 30, 2019 and 2018, and as of September 30, 2019 and December 31, 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	2,225,000	$0.0045 - 0.25	3.00 Years	$0.0204	$-
Options Granted	-	-
Options Exercised	450,000	$0.01
Options Cancelled	-	-
Options Expired	-	-
Balance at September 30, 2018	1,775,000	$0.0045 – 0.25	2.57 Years	$0.0083	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	1,775,000	$0.0045-0.25	2.32 Years	$0.0083	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	1,500,000	$0.0045		$0.0045
Options Expired	-	-
Balance at September 30, 2019	275,000	$0.007–0.25	0.07 Years	$0.0291	$-
Exercisable at December 31, 2018	1,775,000	$0.0045-0.25	2.32 Years	$0.0083	$-
Exercisable at Sept. 30, 2019	275,000	$0.007-0.25	0.07 Years	$0.0291	$-

Executive Stock Options

The Company had 250,000 outstanding executive stock options exercisable at $0.007 per share as of September 30, 2019 and December 31, 2018.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Stock Subscriptions Payable

The Company had stock subscriptions payable due to a related party of $2,574 convertible into 508,686 of its common shares at September 30, 2019. The Company had stock subscriptions payable due to a related party of $1,271 convertible into 243,273 of its common shares at December 31, 2018. The Company recorded a related party gain of $22,585 and $21,266 related to the outstanding stock subscriptions payable during the nine month period ended September 30, 2019 and 2018, respectively.

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

On August 23, 2019, the Company converted $56,478 of related party debt into 13,134,420 shares of its common stock at $0.0043 per share.

On August 23, 2019, the Company converted $96,303 of related party debt into 21,400,745 shares of its common stock at $0.0045 per share.

On August 23, 2019, the Company converted $595,000 of accrued executive compensation owed to a related party into 14,000,000 shares of its common stock at $0.10 per share.

On August 23, 2019, the Company issued to a related party 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock at $0.10 per share. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On August 23, 2019, the Company issued to a related party 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock at $0.10 per share. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere” SEA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Lanphere. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share and were issued on or about August 28, 2019. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus” SEA) with Vernon Justus, an individual, under which the Company agreed to issue 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Justus. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share and were issued on or about August 28, 2019. The fair value of the common shares was $36,887. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

As of September 30, 2019 and December 31, 2018, the Company had none and 1,388,575 issued shares of its Series A Convertible Preferred stock, respectively.

During the nine month period ended September 30, 2019 and 2018, no dividends were declared for holders of the Series A Convertible Preferred stock.

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement with First Capital Ventures, LLC (“FCV”), and its assignee. The Company desires to raise between $1,000,000 and $2,000,000 from the sale of its 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. The Company granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. The Company agreed to pay certain legal and other expenses of the SPV subsequent to the day in which the Company receives a minimum of $1,000,000 from the sale of 1,000,000 shares of the 8% Series A-1 Convertible Preferred Stock. The Company also agreed to cancel all shares of its issued and outstanding Series A Convertible Preferred Stock immediately following the closing date, to pay $141,403 to the SPV for its legal costs and expenses, and to pay or reimburse for any other costs or expenses related to the offering and sale of the interests in the SPV, including but not limited to, any sales commissions or other offering and organization expenses. The Company further agreed to issue FCV a three-year stock warrant to purchase 150,000 (post-split) shares of its Common Stock at an exercise price of $1.00 per share immediately following the closing date. The Company agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV. No proceeds were sent or received.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

As of September 30, 2019 and December 31, 2018, the Company has not issued shares of its Series A-1 Convertible Preferred stock.

During the nine month period ended September 30, 2019 and 2018, no dividends have been declared for holders of the Series A-1 Convertible Preferred stock.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leased office space under a long-term operating lease that expired in June 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense under this lease, including CAM charges, was $39,315 and $39,315 for the nine month period ended September 30, 2019 and September 30, 2018, respectively.

Legal Proceedings
On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of February 2020.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off.

On December 12, 2019, the Company entered into a Series A-1 Convertible Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of the Company’s Directors (“SOBR SAFE”), under which (i) the Company agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with Two Million (2,000,000) shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that the Company has the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem the all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire One Million (1,000,000) shares of the Company’s Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). Upon receiving the Purchase Price on December 12, 2019, the Company was therefore committed and agreed to pay the SPV for its legal costs and other expenses totaling $141,403.

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 10. SUBSEQUENT EVENTS

On October 24, 2019, the TransBiotec, Inc. 2019 Equity Incentive Plan, approved by the Company’s Board of Directors on September 9, 2019, went effective and allows our Board of Directors to issue stock grants, stock options and other equity incentive awards to our officers, directors, employees and consultants. The approval of the plan authorized an aggregate of 128,000,000 shares of the Company’s common stock, subject to stock splits, recapitalizations, and other adjustments, for issuance to all employees of the Company, or any Subsidiary of the Company, to any non-employee director, consultants, and to independent contractors of the Company, or any Subsidiary and any joint venture partners of the Company or any Subsidiary. The Plan will be administered by the Compensation Committee of the Board of Directors (or the entire Board of Directors if the Company does not have a Compensation Committee). Under the Plan, the Committee may award Eligible Recipients with shares of its Common Stock in the form of Incentive Awards, Restricted Stock Awards, SARs, RSUs, Performance Awards, and Other Awards as defined in the Plan. The Common Stock under the Plan will come from authorized but unissued shares of the Company’s Common Stock. The Plan is intended to advance the interest of the Company and its stockholders by enabling the Company and its Subsidiaries to attract and retain persons of ability to perform services for the Company and its Subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding those individuals who contribute to the achievement of the Company’s operational and financial objectives.

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

TransBiotec, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

On January 22, 2020, the Company issued 238,143 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable of $23,814.30 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts owed to them.

On January 30, 2020, the Company issued 16,628,835 shares of its common stock to a related party in exchange for their agreement to settle outstanding notes payable and accrued interest totaling $456,641.11. The shares were issued at a value of $0.0274608 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts owed.

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

We have developed a marketing plan that our management believes will gain market recognition for the SOBR device, primarily through trade shows, industry publications, general solicitation, social media, and public relations, as well as hopefully generating the demand for the SOBR device through the use of selling groups, such as channel sales, distributors, and independent sales contractors. We believe the primary market for the in-vehicle SOBR device initially is the commercial vehicle market, such as trucking companies, taxi cab companies, Uber, Lyft, limousine companies, and bus companies. Many of these companies have a significant financial interest in eliminating drunk drivers from their operations. Secondarily, individuals may desire to monitor a family member’s vehicle, such as an automobile operated by a minor or a family member with a past alcohol issue.

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

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (“TBT”), a California corporation, from TBT’s directors in exchange for 12,416,462 shares of our common stock.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock.

With the acquisitions in September 2011 and January 2012 of TBT common stock, we own approximately 99% of the outstanding shares of TBT.

As a result of the acquisitions, TBT’s business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects alcohol levels through a person’s skin.

The following discussion:

o	summarizes our plan of operation; and

o	analyzes our financial condition and the results of our operations for the three months and nine months ended September 30, 2019 and 2018.

This discussion and analysis should be read in conjunction with TBT’s financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations for Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Summary of Results of Operations

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	89,481	64,385
Total operating expenses	89,481	64,385

Operating loss	(89,481)	(64,385)

Other income (expense):
Gain on fair value adjustment-derivatives	200	-
Interest expense	(126,825)	(65,193)
Amortization – debt discount	-	(4,033)
Total other income (expense)	(126,625)	(69,226)

Net loss	$(216,106)	$(133,611)

Operating Loss; Net Loss

Our net loss increased by $82,495 from $133,611 to $216,106, from the three month period ended September 30, 2018 compared to the three month period ended September 30, 2019. Our operating loss increased by $25,096, from $64,385 to $89,481 for the same periods. The change in our net loss for the three months ended September 30, 2019, compared to the prior year period, is primarily a result of us having an increase in general and administrative expenses and an increase in interest expense, partially offset by a gain on fair value adjustment-derivatives in 2019 compared to 2018. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses increased by $25,096, from $64,385 for the three month period ended September 30, 2018 to $89,481 for the three month period ended September 30, 2019, primarily due to increases in legal and accounting expenses.

Gain on Fair Value Adjustment - Derivatives

Gain on fair value adjustment - derivatives was $200 for the three month period ended September 30, 2019, compared to $0 for the three month period ended September 30, 2018. This increase was due to us not having a financial instrument that contained an embedded derivative liability at September 30, 2018, but having one at September 30, 2019. The gain on fair value adjustment - derivative liability we recorded during the three month period ended September 30, 2019 was an adjustment due to us having convertible notes payable that contain an embedded derivative.

Interest Expense

Interest expense increased by $61,632, from $65,193 for the three month period ended September 30, 2018 to $126,825 for the three month period ended September 30, 2019. For both periods these amounts are largely due to stock warrants expense, amortization of the embedded derivative discount, the interest on outstanding debt and increased borrowings.

Amortization – Debt Discount

During the three month period ended September 30, 2019, our amortization – debt discount was $0, compared to $4,033 during the three month period ended September 30, 2018. The expense is due to the amortization of a discount on a convertible non-related party note payable that contains a beneficial conversion feature. The decrease is due to the full amortization of the beneficial conversion feature in 2019.

Results of Operations for Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Summary of Results of Operations

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$-

Operating expenses:

General and administrative	239,978	227,153
Total operating expenses	239,978	227,153

Operating loss	(239,978)	(227,153)

Other income (expense):
Gain on fair value adjustment-derivatives	3,400	-
Interest expense	(269,619)	(197,409)
Amortization – debt discount	(5,920)	(4,533)
Total other income (expense)	(272,139)	(201,942)

Net loss	$(512,117)	$(429,095)

Operating Loss; Net Loss

Our net loss increased by $83,022 from $429,095 to $512,117, from the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2019. Our operating loss increased by $12,825, from $227,153 to $239,978 for the same periods. The change in our net loss for the nine months ended September 30, 2019, compared to the prior year period, is primarily a result of us having an increase in general and administrative expenses, an increase in interest expense, and an increase in amortization – debt discount, slightly offset by a gain on fair value adjustment-derivatives in 2019 compared to 2018. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses increased by $12,825, from $227,153 for the nine-month period ended September 30, 2018 to $239,978 for the nine-month period ended September 30, 2019, primarily due to an increase in legal and accounting expenses offset by a decrease in insurance expense.

Gain on Fair Value Adjustment - Derivatives

Gain on fair value adjustment - derivatives was $3,400 for the nine-month period ended September 30, 2019, compared to $0 for the nine-month period ended September 30, 2018. This increase was due to us not having a financial instrument that contained an embedded derivative liability at September 30, 2018, but having one at September 30, 2019. The gain on fair value adjustment - derivative liability we recorded during the nine-month period ended September 30, 2019 was an adjustment due to us having convertible notes payable that contain an embedded derivative.

Interest Expense

Interest expense increased by $72,210, from $197,409 for the nine-month period ended September 30, 2018 to $269,619 for the nine-month period ended September 30, 2019. For both periods these amounts are largely due to stock warrants expense, amortization of the embedded derivative discount, the interest on outstanding debt and increased borrowings.

Amortization – Debt Discount

During the nine-month period ended September 30, 2019, our amortization – debt discount was $5,920, compared to $4,533 during the nine-month period ended September 30, 2018. The expense is due to the amortization of a discount on a convertible non-related party note payable that contains a beneficial conversion feature. The increase is due to the full amortization of the non-related party note payable discount in 2019.

Liquidity and Capital Resources for Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Introduction

During the nine months ended September 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2019 is $13,185 and our monthly cash flow burn rate is approximately $25,000. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 and as of December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018	Change

Cash	$13,185	$89	$13,096
Total Current Assets	$22,585	$13,080	$9,505
Total Assets	$22,585	$13,080	$9,505
Total Current Liabilities	$3,094,231	$3,436,511	$(342,280)
Total Liabilities	$3,094,231	$3,436,511	$(342,280)

Our current assets increased slightly as of September 30, 2019, as compared to December 31, 2018, due to us having more cash on hand, offset by slightly less prepaid expenses at September 30, 2019. The increase in our total assets between the two periods was also related to the increased cash on hand as of September 30, 2019, offset by the slightly less prepaid expenses.

Our current liabilities decreased by $342,280 as of September 30, 2019, as compared to December 31, 2018. This decrease was primarily due to decreases in notes payable – related parties, and related party payables, offset by increases in accrued interest payable, derivative liabilities, and notes payable – non-related parties. The decreases in notes payable – related parties and related party payables were largely a result of us issuing shares of our common stock to certain related parties in exchange for the extinguishment of our obligations owed to them.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $202,529 for the nine-month period ended September 30, 2019, as compared to net cash used for operating activities of $61,019 for the nine-month period ended September 30, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of $512,117 and change in fair value of derivative liability of $3,400, offset by interest expense-conversion feature of $56,100, stock warrants expense of $36,103, and amortization – debt discount of $5,920, and changes in our accounts payable of $2,692, accrued expenses of $1,393, accrued interest payable of $123,008, related party payables of $91,408, stock subscriptions payable of $1,303, and prepaid expenses of $3,591. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of $426,071, offset by stock warrants expense of $33,138, stock options expense of $4,500, stock-based compensation expense of $7,999, amortization – debt discount of $4,533, and changes in our accounts payable of $105,765, accrued expenses of $76,923, accrued interest payable of $116,122, related party payables of $366,777, stock subscriptions payable of $927, and prepaid expenses of $14,374.

Investments

We had no cash provided by or used for investing activities during the nine-month period ended September 30, 2019 or September 30, 2018.

Financing

Our net cash provided by financing activities for the nine-month period ended September 30, 2019 was $215,625, compared to $61,300 for the nine-month period ended September 30, 2018. For the nine-month period ended September 30, 2019, our net cash from financing activities consisted of proceeds from notes payable – related parties of $116,625, proceeds from notes payable – non-related parties of $60,000, and proceeds from issuances of common stock – non-related parties of $39,000. For the nine-month period ended September 30, 2018, our net cash from financing activities consisted of proceeds from notes payable – related parties of $55,300 and proceeds from notes payable – non-related parties of $6,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of February 2020.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019 we issued the following unregistered securities:

On July 17, 2019, we borrowed $41,875 from a related party. The note payable carries an interest rate of 7% and matured on July 31, 2019. This note also contained a stock fee of 9,103,261 shares which will be used to pay down the entire note principal balance. The issuance of the note with the stock fee was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the holder is one of our officers, is a sophisticated investor and familiar with our operations.

On or about August 28, 2019, we issued 14,000,000 shares of our common stock to Charles Bennington (“Bennington”), one of our officers and directors, pursuant to the terms of a Common Stock Purchase Agreement, under which he agreed to forgive $595,000 in accrued executive salary in exchange for the shares. The shares were issued with a standard restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, based on representations in the Common Stock Purchase Agreement and due to the fact Bennington is one of our officers and directors, is a sophisticated investor and familiar with our operations.

On or about August 28, 2019, we issued 5,206,430 shares of our common stock to Michael Lanphere (“Lanphere”), one of our officers, pursuant to the terms of a Share Exchange Agreement, under which he agreed to exchange 520,643 shares of Series A Convertible Preferred Stock for the shares. The shares were issued with a standard restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, based on representations in the Common Stock Purchase Agreement and due to the fact Lanphere is one of our officers, is a sophisticated investor and familiar with our operations.

On or about August 28, 2019, we issued 8,679,320 shares of our common stock to Vern Justus (“Justus”), pursuant to the terms of a Share Exchange Agreement, under which he agreed to exchange 867,932 shares of Series A Convertible Preferred Stock for the shares. The shares were issued with a standard restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, based on representations in the Common Stock Purchase Agreement and due to the fact Justus is a sophisticated investor and familiar with our operations.

On or about August 28, 2019, we issued 21,400,745 shares of our common stock to Lanphere, one of our officers, pursuant to the terms of a Debt Conversion and Common Stock Purchase Agreement, under which he agreed to exchange $96,303 of debt in exchange for the shares. The shares were issued with a standard restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, based on representations in the Common Stock Purchase Agreement and due to the fact Lanphere is one of our officers, is a sophisticated investor and familiar with our operations.

On or about August 28, 2019, we issued 13,134,420 shares of our common stock to Devadatt Mishal (“Mishal”), one of our former directors, pursuant to the terms of a Debt Conversion and Common Stock Purchase Agreement, under which he agreed to exchange $54,478 of debt in exchange for the shares. The shares were issued with a standard restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, based on representations in the Common Stock Purchase Agreement and due to the fact Mishal was one of our directors, is a sophisticated investor and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

On April 17, 2019, the Company borrowed $30,000 from a related party. The note payable carries an interest rate of 7% and matured on May 30, 2019. This note also contained a stock fee of 6,000,000 shares which will be used to pay down 80% of the note principal balance. As of September 30, 2019 this note was in default.

On July 17, 2019, the Company borrowed $41,875 from a related party. The note payable carries an interest rate of 7% and matured on July 31, 2019. This note also contained a stock fee of 9,103,261 shares which will be used to pay down the entire note principal balance. As of September 30, 2019 this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (4)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.3 (1)	Bylaws of Imagine Media, Ltd.

10.1 (1)	Spin-off Trust Agreement by and between Gregory A. Bloom and Imagine Holding Corp. dated August 10, 2007

10.2 (1)	Form of Work For Hire Agreement

10.3 (1)	Assignment and Assumption Agreement by and between Imagine Holding Corp. and Imagine Media, Ltd. dated August 23, 2007

10.4 (3)	Form of Series A Stock Purchase Agreement

10.5 (3)	Form of Amendment No. 1 to Series A Preferred Stock Purchase Agreement

10.6 (5)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.7 (6)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.8 (6)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.9 (6)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.10 (6)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.11 (6)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2) Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3) Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Commission on August 21, 2017

(4) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(5) Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(6) Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: February 25, 2020	By:	/s/ Charles Bennington
Charles Bennington
	Its:	President and Principal Executive Officer

