Form 10-K
period 2019-12-31
TransBiotec, Inc.
filed 2020-04-17
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code (303) 443-4430

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2019: $504,722 as based on last reported sales price of such stock ($0.0046) on June 30, 2019. The voting stock held by non-affiliates on that date consisted of 109,722,144 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 10, 2020, there were 266,097,657 shares of common stock, $0.00001 par value, issued and outstanding.

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

TransBiotec, Inc.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

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

Our offices are located at 885 Arapahoe Road, Boulder, CO 80302, telephone number (303) 449-7235

Business Overview

General

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

On May 6, 2019, we signed a definitive Asset Purchase Agreement (and signed an Amendment No. 1 dated March 9, 2020, together the “ APA “) with IDTEC, LLC (“IDTEC”), under which IDTEC agreed to provide personnel, experience, and access to funding to assist with the development of our SOBR device, as well as to sell to us certain robotics assets, which our management believes are synergistic with our current assets, in exchange for shares of our common stock equal to 60% of our outstanding common stock after giving effect to a reverse stock split to be effected in connection with closing the transaction. The APA is subject to several conditions precedent, primarily: (i) we must be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we must complete a reverse stock split of our common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth in the APA and our authorized common stock must be reduced to 100,000,000 shares, and (iii) we must not have more than approximately $150,000 in current liabilities. We do not believe we will close this transaction until Spring of 2020. At the time of the closing of the transaction we estimate we will have approximately 266,194,217 shares of our common stock outstanding before factoring in any reverse stock split.

In advance of closing the transaction, IDTEC and a few other affiliated parties have been (i) loaning funds directly to us, (ii) spending funds for the general costs related to the transaction, and/or (iii) spending funds to further develop and enhance the current SOBR product. We are responsible for the funds loaned directly to us regardless if we close the transaction. However, if we do not close the transaction, we are not responsible for the funds spent that were related to the transaction (except those loaned directly to us) or funds spent to further develop the SOBR product. If we do close the transaction, all the funds spent by IDTEC and its affiliates for any reason related to the transaction will be turned into promissory notes at the closing of the APA and are expected to be around $1.5 million by the time we close the transaction.

The description of the APA set forth in this report is qualified in its entirety by reference to the full text of that document, and the amendment to the APA, which are attached as Exhibits 10._ and 10._, respectively, to this Annual Report on Form 10-K.

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

The portable unit is similar in size and looks like a black, non-flip mobile telephone and can be temporarily attached to a solid fixture for more convenient usage. The portable unit can be used to test individuals before they are allowed to perform certain functions. As a portable unit the system will signal through the use of lights whether the tested individual is over a preset level. The company utilizing the device may then use the information how it sees fit.

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

Eventually, if we grow and need to mass manufacture the device, we are planning to manufacture of all components of the SOBR, as well as component assembly, through subcontracted to third parties and perform the final assembly, testing and calibration of the SOBR device at the company’s Colorado location. In order to assemble the SOBR device, a manufacturer only needs the space, manpower, and common, non-exotic equipment.

We are actively working with outside engineering firms for testing and validation. We are progressing and encouraged with the initial findings. We have ongoing discussions with a couple of industrial design firms to work with us on the final design for the launch of the product. We expect to complete our final internal testing in 2019 and move forward with the steps necessary to bring a much-needed product to market. We had research and development costs during the year ended December 31, 2019, which are included in general and administrative expenses in the attached financial statements.

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

SOBR is protected by the following two patents, filed with the United States Patent and Trademark Office.

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

Employees

As of December 31, 2019, we have two employees, namely Kevin Moore, our Chief Executive Officer, and David Gandini, our Chief Revenue Officer. Our President and Chief Financial Officers are independent contractors.

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

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The recent, substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our SOBR device. As more states and localities implement social distancing and “work from home” regulations more and more companies will be forced to either shut down, slow down or alter their work routines. Since the development and testing of our SOBR device is a “hands on” process these alternative work arrangements could significantly slow down our anticipated schedules for the development, marketing and leasing/sale of our SOBR device, which could have a negative impact our business.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 250-500 square feet, are located at 885 Arapahoe Road, Boulder, Colorado 80302. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of April 13, 2020.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol “IMLE.” We were listed on March 18, 2009. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2019 and 2018, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2018	First Quarter	$0.018	$0.0034
	Second Quarter	$0.01	$0.004
	Third Quarter	$0.01	$0.005
	Fourth Quarter	$0.009	$0.0022

2019	First Quarter	$0.016	$0.0015
	Second Quarter	$0.0095	$0.004
	Third Quarter	$0.0325	$0.0042
	Fourth Quarter	$0.085	$0.0072

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

Holders

As of December 31, 2019, there were 214,626,540 shares of our common stock outstanding held by 161 holders of record and numerous shares held in brokerage accounts. Of these shares, 109,722,144 were held by non-affiliates. As of June 30, 2019, there were 109,722,144 shares held by non-affiliates, which we valued at $504,722, based on our closing share price of $0.0046 on June 30, 2019.  As of April 10, 2020, there were 263,597,657 shares of our common stock outstanding held by 164  holders of record and numerous shares held in brokerage accounts.

Stock Options, Warrants and Convertible Debentures

On October 25, 2019, we granted Charles Bennington, one of our officers and directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, we granted Nick Noceti, our Chief Financial Officer, an option to acquire 800,000 shares of the Company’s common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a two-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, we granted Gary Graham, one of our directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, we entered into an Employment Agreement with Kevin Moore to serve as our Chief Executive Officer. Under the terms of the agreement, we granted an option to Kevin Moore under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock at an exercise price of $0.00792, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the employment agreement. A total of 1,955,555 options were vested as of December 31, 2019. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2019.

On October 25, 2019, we entered into an Employment Agreement with David Gandini to serve as our Chief Revenue Officer. Under the terms of the agreement, we granted David Gandini stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Agreement. David Gandini was also granted an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. A total of 7,999,732 options were vested as of December 31, 2019. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2019.

On October 25, 2019, we granted stock options to four non-affiliated individuals and entities to acquire an aggregate of 6,400,000 shares of our common stock. The stock options were issued under the 2019 Equity Incentive Plan at an exercise price of $0.00792 vesting quarterly over a two-year period commencing January 1, 2020. The stock options have either a two year or five-year term.

On October 27, 2019, we entered into a patent purchase agreement under which the Company granted stock options to a non-affiliated party to acquire 3,200,000 shares of our common stock at an exercise price of $0.03125 and vested upon grant. The stock option has a five-year term. None of these stock options have been exercised and no shares have been issued during the year ended December 31, 2019.

During the year ended December 31, 2019, we granted options to purchase a total of 79,200,000 shares of our common stock, with 76,000,000 issued with an exercise price of $0.00792 per share under our 2019 Equity Incentive Plan and 3,200,000 issued with an exercise price of $0.03125 per share outside of any stock option plan.

As of December 31, 2018, there were three outstanding stock options to officers, directors, and consultants to purchase 1,775,000 shares of TransBiotec, Inc. common stock. These stock options vested upon grant and either expired or were cancelled in 2019.

Dividends

There have been no cash dividends declared on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Common stock dividends are not limited and are declared at the sole discretion of our Board of Directors.

Our Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The Preferred shareholders will participate in any common stock dividends on an as converted basis. During the year ended December 31, 2019 and 2018, no dividends have been declared for holders of our 8% Series A-1 Convertible Preferred stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 24, 2019, our 2019 Equity Incentive Plan went effective.  The plan was approved by our Board of Directors and the holders of a majority of our voting stock on September 9, 2019. The plan’s number of authorized shares is 128,000,000. As of December 31, 2019, there were stock options granted to acquire 76,000,000 shares of common stock at an exercise price of $0.00792 per share under the plan.  As of December 31, 2019, the plan had 14,755,287 vested shares and  61,244,713 non-vested shares. The stock options are held by our officers, directors and certain key consultants.

The table below provides information relating to our equity compensation plans as of December 31, 2019:

Securities Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Compensation Plans Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding those Reflected in First Column)
Equity compensation Plans approved by Securities holders	14,755,287	$0.00792	61,244,713

Preferred Stock

            On August 8, 2019, we entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement with First Capital Ventures, LLC (“FCV”), and its assignee. We desire to raise between $1,000,000 and $2,000,000 from the sale of our 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. We granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. We agreed to pay $26,196 in legal and other expenses of the SPV subsequent to the day in which we receive a minimum of $1,000,000 from the sale of 1,000,000 shares of the 8% Series A-1 Convertible Preferred Stock. We also agreed to cancel all shares of our issued and outstanding Series A Preferred Stock, immediately following the closing date. Each Party shall pay their own expenses in connection with the Investment Agreement with FCV. We further agreed to issue FCV a three-year stock warrant to purchase  4,800,000  shares of our Common Stock at an exercise price of $ 0.03125 per share immediately following the closing date. We agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV. In accordance with the August 8, 2019, Investment Agreement with FCV, on December 9, 2019, our Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares.  The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows:  (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share (not to be affected by any reverse stock split in connection with the IDTEC APA), (d) redemption rights such that we have the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem the all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) no call rights by us, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis. On December 12, 2019, we entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors (“SOBR SAFE”), under which SOBR SAFE agreed to acquire One Million (1,000,000) shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). We received the Purchase Price on December 12, 2019.  In connection with the closing of the SPA, holders of our common stock representing approximately 52% of our then-outstanding common stock and voting rights signed irrevocable proxies to Gary Graham and/or Paul Spieker for the purpose of allowing Mr. Graham and/or Mr. Spieker to vote those shares on any matters necessary to close the transaction that is the subject of the certain Asset Purchase Agreement May 6, 2019, as amended.

Our Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The Preferred shareholders will participate in any common stock dividends on an as converted basis. As of December 31, 2019 and December 31, 2018, the Company had no issued shares of its 8% Series A-1 Convertible Preferred stock, respectively. During the years ended December 31, 2019 and 2018, no dividends have been declared for holders of the 8% Series A-1 Convertible Preferred stock.

On November 20, 2015, our Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred stock. In each calendar year, the holders of the Series A Convertible Preferred stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any of our funds and assets legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred stock simultaneously. Dividends on the Series A Convertible Preferred stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred stock by reason of the fact that we shall fail to declare or pay dividends on the Series A Convertible Preferred stock, except for such rights or interest that may arise as a result of us paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred stock plus all declared but unpaid dividends on the Series A Convertible Preferred stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the company. Shares of the Series A Convertible Preferred stock are convertible at a 35% discount rate to the average closing price per share of our common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred stock to shares of common stock can occur unless the average closing price per share of our common stock (either as listed on a national exchange or as quoted over-the-market) for the last fifteen (15) trading days immediately prior to conversion is at least five cents ($0.05). The shares of Series A Convertible Preferred stock vote on an “as converted” basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of our common stock after giving effect to such conversion.

As of December 31, 2019 and December 31, 2018, the Company had 0 and 1,388,575 issued shares of its Series A Convertible Preferred stock, respectively.

As a condition of the 8% Series A-1 Convertible Preferred Stock agreement, the outstanding shares of our Series A Convertible Preferred stock were cancelled as of December 31, 2019. During the year ended December 31, 2019 and 2018, no dividends were declared for holders of the Series A Convertible Preferred stock.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2019, we issued the following unregistered securities:

On October 25, 2019, we granted Charles Bennington, one of our officers and directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Bennington is one of our officers and directors, a sophisticated investor, and familiar with our operations.

On October 25, 2019, we granted Nick Noceti, our Chief Financial Officer, an option to acquire 800,000 shares of the Company’s common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a two-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Noceti is one of our officers, a sophisticated investor, and familiar with our operations.

On October 25, 2019, we granted Gary Graham, one of our directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Graham is one of our directors, a sophisticated investor, and familiar with our operations.

On October 25, 2019, we entered into an Employment Agreement with Kevin Moore to serve as our Chief Executive Officer. Under the terms of the agreement, we granted an option to Kevin Moore under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock at an exercise price of $0.00792, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the employment agreement. A total of 1,955,555 options were vested as of December 31, 2019. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2019. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Moore is one of our officers and directors, a sophisticated investor, and familiar with our operations.

On October 25, 2019, we entered into an Employment Agreement with David Gandini to serve as our Chief Revenue Officer. Under the terms of the agreement, we granted David Gandini stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Agreement. David Gandini was also granted an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. A total of 7,999,732 options were vested as of December 31, 2019. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2019.  The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Gandini is one of our officers and directors, a sophisticated investor, and familiar with our operations.

On October 25, 2019, we granted stock options to four non-affiliated individuals and entities to acquire an aggregate of 6,400,000 shares of our common stock. The stock options were issued under the 2019 Equity Incentive Plan at an exercise price of $0.00792 vesting quarterly over a two-year period commencing January 1, 2020. The stock options have either a two year or five-year term. The issuance of the stock options was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the grantees are sophisticated investors, and familiar with our operations.

On October 27, 2019, we entered into a patent purchase agreement under which we granted stock options to a non-affiliated party to acquire 3,200,000 shares of our common stock at an exercise price of $0.03125 and vested upon grant. The stock option has a five-year term. None of these stock options have been exercised and no shares have been issued during the year ended December 31, 2019.  The issuance of the stock options was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the grantees are sophisticated investor, and familiar with our operations.

On December 12, 2019, we entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors (“SOBR SAFE”), under SOBR SAFE agreed to acquire One Million (1,000,000) shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). We received the Purchase Price on December 12, 2019. The issuance of the Preferred Shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the principal of the manager of SOBR SAFE is one of our directors, and SOBR SAFE is an accredited investor and familiar with our operations.

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

Purchases of Equity Securities

During the year ended December 31, 2019, we did not purchase any of our equity securities.

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

On May 6, 2019, we signed a definitive Asset Purchase Agreement (the “APA”) with IDTEC, LLC, to acquire certain assets related to robotics equipment, which our management believes is synergistic with our current assets, from IDTEC in exchange for shares of our common stock equal to 60% of our then outstanding common stock. The APA is subject to several conditions precedent, primarily: (i) we must be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we must complete a reverse stock split of our common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth in the APA and our authorized common stock must be reduced to 100,000,000 shares, and (iii) we must not have more than approximately $150,000 in current liabilities. We do not believe we will close this transaction until spring 2020. At the time of the closing of the transaction we estimate we will have approximately 257,000,000 shares of our common stock outstanding before factoring in any reverse stock split.

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

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned its business plan in January 2009. On September 19, 2011, we acquired approximately 52% of the outstanding shares of TBT from TBT’s directors in exchange for 12,416,462 shares of our common stock.

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

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2019.

This discussion and analysis should be read in conjunction with TBT’s financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2019 and 2018

Summary of Results of Operations

	Year Ended December 31,
	2019	2018	Change
Revenue	$-	$-	$-

Operating expenses:
General and administrative	787,293	298,951	488,342

Total operating expenses	787,293	298,951	488,342

Operating loss	(787,293)	(298,951)	488,342

Other income (expense):
Interest expense	(457,505)	(263,092)	194,413
Amortization – debt discount	(5,920)	(80)	5,840
Amortization of interest – beneficial conversion feature	(5,589)	-	5,589
Gain on fair value adjustment – derivatives	4,150	-	4,150
Total other income (expense)	(464,864)	(263,172)	201,692
Net loss	$(1, 252,157)	$(562,123)	$690,034

Operating Loss; Net Loss

            Our net loss increased by $ 690,034, from $562,123 to $1,252,157 from the year ended 2018 compared to 2019.  Our operating loss increased by $488,342, from $298,951 to $787,293 for the same period.  The change in our net loss for the year ended December 31, 2019, compared to the prior year, is primarily a result of a increase in our general and administrative expenses and an increase in our interest expense.  These changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $488,342, from $298,951 for the year ended December 31, 2018 to $787,293 for the year ended December 31, 2019, primarily due to costs we incurred to ramp up operations in anticipation of bringing our SOBR device to market, and in legal an audit fees necessary to get our past periodic reports filed with the Securities and Exchange Commission so we could get current in our reporting obligations.

Interest Expense

Interest expense increased by $194,413 to $457,505 for the year ended December 31, 2019 from $263,092 in 2018. The increase relates to the fact we incurred additional interest expense and stock warrants related to outstanding debt obligations in 2019.

Gain (Loss) on Fair Value Adjustment - Derivatives

During the year ended December 31, 2019, we incurred a gain on fair value adjustment – derivative of $4,150, compared to not incurring a gain or loss on fair value adjustment – derivatives for the year ended December 31, 2018. Our gain on fair value adjustment – derivatives in 2019 was due to us having convertible notes payable that contain an embedded derivative. We did not have such financial instruments in 2018.

Amortization – Debt Discount

During the year ended December 31, 2019, our amortization – debt discount was $5,920, compared to $80 during the year ended December 31, 2018. The expense is due to the amortization of a discount on a convertible non-related party note payable that contains a beneficial conversion feature. The increase is due to the full amortization of the non-related party note payable discount in 2019.

Amortization of Interest – Beneficial Conversion Feature

During the year ended December 31, 2019, our amortization – beneficial conversion feature was $5,589, compared to none during the year ended December 31, 2018. The expense is due to the amortization of the beneficial conversion feature related to anti-dilutive preferred stock sold in December 2019.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2019 was $681,759 and our monthly cash flow burn rate is approximately $25,000. We are currently satisfying our cash needs from proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee we will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 and 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018	Change

Cash	$681,759	$89	$681,670
Total Current Assets	690,813	13,080	677,733
Total Assets	690,813	13,080	677,733
Total Current Liabilities	4,283,934	3,436,511	847,423
Total Liabilities	$4,283,934	$3,436,511	$847,423

Our current assets and total assets increased by $677,733 as of December 31, 2019 as compared to December 31, 2018. The increase in our current assets and total assets between the two periods was largely due to the $1,000,000 we raised from the sale of our 8% Series A-1 Convertible Preferred Stock in December 2019.

Our current liabilities and total liabilities increased by $$847,423 as of December 31, 2019 as compared to December 31, 2018. This decrease was primarily due to a significant increase in our preferred stock subscriptions payable and increases in our accounts payable and accrued interest payable, derivative liabilities and notes payable – current – related party, offset by a significant decrease in our related party payables. The significant decrease in our related party payables in 2019 was largely due to the conversion of a portion of those payables into shares of our common stock. The increase in our preferred stock subscriptions payable is due to the Company not issuing the Series A-1 Convertible Preferred Stock when the $1,000,000 of cash from the offering was received. The increases in our notes payable – current – related parties and accrued interest payable were largely due to increases in amount we borrowed from related parties in 2019.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

We had cash available as of December 31, 2019 of $681,759 and $89 on December 31, 2018. Based on our operating cash flow estimates, cash on hand and current monthly burn rate of approximately $75,000, we believe we have sufficient cash on hand for 6-8 months of operations, but we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund future operations.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it will have an adverse effect on our results of future operations, financial position, and liquidity in year 2020.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $543,956 for the year ended December 31, 2019, as compared to $61,353 for the year ended December 31, 2018.  In 2019, the net cash used for operating activities consisted primarily of our net loss of $1,252,157 and change in fair value of derivative liability of ($4,150), interest expense – debt discount of $64,800, stock warrants expense of $159,961, stocks options expense of $95,567, amortization – debt discount of $5,920, amortization of interest – beneficial conversion feature of $5,589, stock based-compensation expense of $44,082 in addition to changes in assets and liabilities of accounts payable of $22,166, accrued expenses of ($1,165), common stock subscriptions payable of $78,353, accrued interest payable of $160,772, related party payables of $72,369, and prepaid expenses of $3,937.  In 2018, the net cash used for operating activities consisted primarily of our net loss of $558,965, stock warrants expense of $41,596, stocks options expense of $4,500, amortization of interest-beneficial conversion feature of $80 and stock-based compensation of $20,808, in addition to changes in assets and liabilities of accounts payable of $79,137, accrued expenses of $75,322, stock subscriptions payable of $1,271, accrued interest payable of $154,816, related party payables of $425,995, and prepaid expenses of $3,006.

Investments

We did not have any cash used for investing activities in the years ended December 31, 2019 and December 31, 2018.

Financing

Our net cash provided by financing activities for the year ended December 31, 2019 was $1,225,626, compared to $61,300 for the year ended December 31, 2018. For 2019, our financing activities related to proceeds from offering of preferred stock – related parties of $1,000,000, proceeds from issuances of common stock – non-related parties of $39,000, and proceeds from notes payable – related parties of $186,626. For 2018, our financing activities related to proceeds from notes – related parties of $55,300 and proceeds from notes payable – non-related parties of $6,000.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At December 31, 2019 and December 31, 2018, the Company had $431,759 and $0 in excess of the FDIC insured limit, respectively.

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

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

New Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize most leases on its balance sheet. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This lease standard was effective for public business entities for periods beginning after December 15, 2018. The standard’s modified retrospective transition approach will require entities to reflect the effect to reflect the effect in the earliest year presented in the financial statements. In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company has only short-term leases and is therefore is not required to recognize a right of use asset on its balance sheet.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019.

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date. The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit. The Company has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of December 31, 2019 and December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. The ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019, and it did not have a material impact on the Company’s reported consolidated financial results.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effects, if any, of the adoption of ASU 2019-12 guidance on the Company’s financial position, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2019 and 2018.

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

Since we dismissed Benjamin as our independent auditor, the Board of Directors appointed Hall & Company (“Hall”) as our independent auditor, effective February 13, 2019. Hall audited our financial statements for the years ended December 31, 2019 and 2018.

On February 26, 2019, we filed a Current Report on Form 8-K which disclosed all the required information regarding the engagement of Hall, and the dismissal of Benjamin, which is incorporated by reference in this Annual Report.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2019, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

In October 2019, we hired Kevin Moore to be our Chief Executive Officer and David Gandini to be our Chief Revenue Officer. Mr. Gandini in his position as Chief Revenue Officer is assisting our Chief Financial Officer with our banking requirements. As a result, we have placed additional controls and authorizations over our check writing and cash disbursements.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 23, 2020, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Kevin Moore	59	Chief Executive Officer, Current Director, and Director Nominee

David Gandini	62	Chief Revenue Officer, Chairman of the Board, Current Director, and Director Nominee

Charles Bennington	76	President, Secretary, Current Director and Director Nominee

Nick Noceti	49	Chief Financial Officer

Michael Lanphere	60	VP Legal Affairs and General Counsel

Gary Graham	70	Current Director and Director Nominee

Kevin Moore has served as our Chief Executive Officer since October 2019 and on our Board of Directors since November 2019. Prior to his appointment as our Chief Executive Officer, Mr. Moore has been a private investor. From 2017 to 2019, Mr. Moore was the President of Moore Holdings, Inc. and Managing Member of Vans Silver Peaks, LLC. From 2014 to 2017, Mr. Moore was the Managing Member of Vans Equipment Denver LLC, Managing Member of Vans Equipment South LLC, Managing Member of Vans Silver Peaks LLC, and President of Moore Holdings, Inc. The Vans equipment companies are heavy equipment sale and rental companies, which initially started as a “greenfield” project during the Great Recession and grew to a very successful multi-location business serving the Colorado region. Prior to 2014, Mr. Moore was the President of Moore Holdings, Inc. and Managing Member of Vans Silver Peaks, LLC. Prior to joining Van’s Equipment Company, Mr. Moore was the Chief Executive Officer and owner of Summit Quality, an international quality management and sales organization that secured over $50 million per year in revenue for its clients. Prior to that endeavor, Mr. Moore was the Chief Executive Officer and owner of Automotive Testing Technologies. While in this position, he led a team that quadrupled testing revenue in four years, and then successfully sold the business to a competitor. Mr. Moore is currently an active business and real estate investor through Moore Holdings Incorporated.

Mr. Moore serves on the Board of Directors for SOBRSafe, Four Seasons Golf, RDM Holdings and the Shining Stars Foundation. He also participates in the University of Colorado MBA mentorship program and established the Shining Stars Young Adult mentorship program that supports young adults’ social and professional aspirations in a positive manner.

In October 2019, when Mr. Moore was appointed as our Chief Executive Officer, he was granted an incentive stock option under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our Common Stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our Common Stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of Mr. Moore’s Employment Agreement.

David Gandini has served as our Chief Revenue Officer since October 2019 and on our Board of Directors since November 2019. Mr. Gandini has been consulting regarding our business development since December 2018. Since September 2018, Mr. Gandini has also been a managing partner with First Capital Advisory Services, where he is responsible for capital creation, new business acquisition, business strategy and development, and partnership revenue generation. From 2014 to August 2017, Mr. Gandini was President of Alchemy Plastics, Inc., Englewood Colorado where he was responsible for US manufacturing, sales, and strategic partnerships. From 2001 until 2014, when the company was acquired, Mr. Gandini served as the President of IPS Denver, a bank card personalization and packaging entity where he managed the company and market transformations to become a leader in the U.S. secured gift market space with revenues of $46M. Prior to his engagement at IPS, Mr. Gandini was the Chief Operations Officer at First World Communications, a major U.S. Internet and Data Center provider, and participated in its successful IPO in 2000 raising over $200M. Previously, Mr. Gandini founded Pace Network Services providing carrier SS7 signaling to U.S. long distance providers and facilitated a successful exit to ICG Communications on the heels of co-founding Detroit based Digital Signal in the fiber optic long haul market sector where me managed a successful exit to SP Telecom.

Mr. Gandini graduated from Michigan State University with a degree in Telecommunications. He was a scholarship NCAA Division Hockey athlete, a member of the US Junior National Team, and a US Junior All American.

In October 2019, when Mr. Gandini was appointed as our Chief Revenue Officer, he was granted an incentive stock option under our 2019 Equity Compensation Plan to acquire 32,000,000 shares of our Common Stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our Common Stock on October 25, 2019, with 24,000,000 of the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of Mr. Gandini’s Employment Agreement, and the additional 8,000,000 option shares (the “Pre-Vesting Option Shares”) vesting as follows: (i) 6,666,600 Pre-Vesting Option Shares, representing the monthly vesting option shares for the ten months ended October 31, 2019, vested on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares, representing the monthly vesting option shares for the two months ended December 31, 2019, vested on January 1, 2020. In addition, Mr. Gandini has an Independent Contractor Agreement with IDTEC, LLC that entitles him to 1,000,000 shares of our Common Stock upon closing on the IDTEC Asset Purchase Transaction (as described below). These shares are being transferred to him as part of the 12,000,000 shares IDTEC, LLC will receive if the IDTEC Asset Purchase Transaction closes and are calculated after giving effect to the reverse stock split covered by this Information Statement.

Charles Bennington has been a director since April 2005 and our President since April 2017. He was previously our Chief Executive Officer from January 2018 to October 2019. Mr. Bennington was our President and Principal Executive and our Financial and Accounting Officer from December 2006 to September 2016 and our Secretary from July 2013 to September 2016. Between May 2005 and December 2006, Mr. Bennington was our Chief Operating Officer. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington’s over 35 years of experience from positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT’s President at the time we acquired TBT and had experience with managing TBT’s development of the SOBR™ device, led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

In October 2019, Mr. Bennington was granted an incentive stock option under our 2019 Equity Compensation Plan to acquire 800,000 shares of our Common Stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our Common Stock on October 25, 2019, with options vesting quarterly over a two year period commencing January 1, 2020. Mr. Bennington received the stock option for the services he provides as our President.

Nick Noceti has been our Chief Financial Officer since June 2018. Mr. Noceti is a licensed Certified Public Accountant and has run his own practice for the past six years. Mr. Noceti primarily works as a consultant with public and private companies preparing financial statements and working with the clients’ outside accountants and auditors. Mr. Noceti received his B.A. in Business Administration, Finance/Investments in 1997 and his B.A. in Business Administration, Accounting in 2002, both from California State University, Long Beach.

In October 2019, Mr. Noceti was granted an incentive stock option under our 2019 Equity Compensation Plan to acquire 800,000 shares of our Common Stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our Common Stock on October 25, 2019, with options vesting quarterly over a two year period commencing January 1, 2020. Mr. Noceti received the stock option for the services he provides as our Chief Financial Officer.

Michael Lanphere has been our Vice President of Legal Affairs and General Counsel since February 2017. Mr. Lanphere is an attorney and the owner and founder of Lanphere Law Group, P.C., a general litigation law firm located in Orange County, California.

Gary Graham has served as a member of our Board of Directors since November 2019. Mr. Graham is currently the Executive Managing Director of First Capital Ventures, a consulting and investment firm he founded in 2005. First Capital Ventures collaborates with entrepreneurs, investors, private equity groups, venture capital funds, and investment banking firms to restructure, finance, and revitalize high potential, under-performing startup and re-start companies. Mr. Graham has served as Chairman, Director, and Interim Chief Executive Officer of several private and public corporations.

In October 2019, Mr. Graham was granted an incentive stock option under our 2019 Equity Compensation Plan to acquire 800,000 shares of our Common Stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our Common Stock on October 25, 2019, with options vesting quarterly over a two year period commencing January 1, 2020. Mr. Graham received the stock option for contract business advisory services he has been providing to us.

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

Committees

Our Board of Directors held on in-person meeting during the year ended December 31, 2019, which occurred on November 22, 2019. All other proceedings of the Board of Directors for the year ended December 31, 2019 were conducted by resolutions consented to in writing by the Board of Directors and filed with the minutes of the proceedings of our Board of Directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2019, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	1	1	0
Kevin Moore	1	1	0
David Gandini	1	1	0
Nick Noceti	1	1	0
Michael Lanphere	1	1	1
Gary Graham	1	1	0

ITEM 11 ‑ EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2019,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2019, 2018 and 2017, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2019, 2018 and 2017 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)		Total ($)
Charles Bennington	2019	-0-	-0-	-0-	4,163	-0-	-0-	60,000	(2)	64,163
Chief Executive Officer,	2018	-0-	-0-	-0-	-0-	-0-	-0-	60,000	(2)	60,000
Secretary, (Former CFO, COO)	2017	-0-	-0-	-0-	-0-	-0-	-0-	60,000	(2)	60,000
Nick Noceti, CFO (3)	2019	-0-	-0-	-0-	4,163	-0-	-0-	66,000		70,163
	2018	-0-	-0-	7,500	-0-	-0-	-0-	66,000		73,500
Kevin Moore, CEO (4)	2019	39,508	-0-	-0-	240,779	-0-	-0-	-0-		280,287
David Gandini, CRO (5)	2019	29,417	-0-	-0-	215,018	-0-	-0-	-0-		244,435
Michael Lanphere,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
VP of Legal Affairs and General Counsel(60	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
Ivan Braiker	2017	15,000	-0-	-0-	6,290	-0-	-0-	-0-		21,290
(Former Interim CEO and Interim Secretary)(7)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-

_____________

(1)	Includes amounts paid and/or accrued.
(2)	Amounts accrued for Mr. Bennington’s role on the Board of Directors
(3)	Nick Noceti was appointed to the role of CFO in 2018.
(4)	Mr. Moore was appointed as our Chief Executive Officer on October 25, 2019.
(5)	Mr. Gandini was appointed as our Chief Revenue Officer on October 25, 2019.
(6)	Mr. Lanphere was appointed as our VP of Legal Affairs and General Counsel in February 2017.
(7)	Mr. Braiker was appointed to his executive officer positions effective September 1, 2016 and resigned from those positions effective December 31, 2017.

Employment Contracts

On October 25, 2019, we entered into an Employment Agreement with Mr. Kevin Moore to serve as our Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore will perform services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) 800,000 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the Moore Agreement. The stock options have a ten year term. We will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement.

On October 25, 2019, we entered into an Employment Agreement with Mr. David Gandini to serve as our Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as our Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) an incentive stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) shall vest as follows: 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019, shall vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term. We will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement.

The foregoing description of the key terms of the above-agreements is qualified in its entirety by the full text of the related documents, which are filed as Exhibit 10.8 – 10.10 to this Annual Report.

Director Compensation

The following table sets forth director compensation for 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	60,000	-0-	4,163	-0-	-0-	-0-	64,163

David Gandini	29,417	-0-	215,018	-0-	-0-	-0-	244,435

Kevin Moore	39,508	-0-	240,779	-0-	-0-	-0-	280,287

Gary Graham	-0-	-0-	4,163	-0-	-0-	-0-	4,163

Devadatt Mishal (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daljit Khangura (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Mr. Mishal resigned from our Board of Directors effective October 28, 2019.
(2)	Mr. Khangura resigned from our Board of Directors effective October 17, 2019.

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington	-0-	-0-	800,000	0.00792	March 31, 2025 (1)	-0-	-0-	-0-	-0-

Nick Noceti	250,000	250,000	800,000	0.00792	March 31, 2025	-0-	-0-	-0-	-0-

Kevin Moore	1,955,554	-0-	33,244,446	0.00792	December 22, 2029 (2)	-0-	-0-	-0-	-0-

David Gandini	7,999,732	-0-	24,000,268	0.00792	November 1, 2029 (3)	-0-	-0-	-0-	-0-

(1) Under the terms of Mr. Bennington’s stock option grant, the options expire five (5) years from the date of vesting. His options vest in equal installments quarterly over two year commencing with the January 1, 2020 quarter. As a result, the first 100,000 options vest on March 31, 2020 and will expire on March 31, 2025.

(2)  Under the terms of Mr. Moore’s stock option grant, the options expire ten (10) years from the date of vesting.  His options vest in equal installments monthly over a three year period.  As a result, the first 977,777 monthly options vested on  November 22, 2019 and expire on  November 22, 2029.

(3)  Under the terms of Mr. Gandini’s stock option grant, the options expire ten (10) years from the date of vesting.  Mr. Gandini had 6,333,333 options vest on November 1, 2019 and 1,666,399 options vest on December 1, 2019.  As a result, those initial options expire on November 1, 2029 and December 1, 2029, respectively.

Aggregated Option Exercises

No option exercises during the year ended December 31, 2019.

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Kevin Moore (3)	CEO and Director	6,133,331	(4)	2.3%

Common Stock	Charles Bennington (3)	President, Secretary and Director	15,004,422	(5)	5.7%

Common Stock	Nick Noceti (3)	CFO	783,333		1%

Common Stock	David Gandini (3)	Chief Revenue Officer and Director	10,666,664	(6)	3.9%

Common Stock	Gary Graham (3)	Director	138,261,296	(7)	52.6%

Common Stock	Michael A. Lanphere (3)	Vice President of Legal Affairs and General Counsel	95,898,739	(8)	36.7%

Common Stock	Devadatt Mishal	5% Holder	40,735,121		15.2%

Common Stock	Stephen Walko	5% Holder	23,396,420	(9)	8.9%

	All Officers and Directors as a Group (6 persons)		166,291,575	(10)	60.4%

______________ ___

(1)	Unless otherwise indicated, based on 261,727,117 shares of Common Stock issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 885 Arapahoe Road, Boulder, CO 80302.

(3)	Indicates one of our officers or directors.

(4)	Includes stock options to acquire 2,933,331 shares of our Common Stock at an exercise price of $0.00792 per share.

(5)	Mr. Bennington has executed an Irrevocable Proxy in favor of Gary Graham, one of our directors, such that Mr. Graham has the right to vote these shares on any matter relating to the Asset Purchase Agreement and the proposed transaction with IDTEC. As a result, these shares appear in both Mr. Bennington’s beneficial ownership as well as Mr. Graham’s beneficial ownership, but are only counted once for the purposes of calculating the ownership of all our officers and directors as a group.

(6)	Includes stock options to acquire 10,666,664 shares of our Common Stock at an exercise price of $0.00792 per share.

(7)	Includes 1,000,000 shares of Preferred Stock held by SOBR SAFE, LLC, an entity controlled by Mr. Graham, which vote on a 1-to-1 basis on any matter brought before our shareholders for a vote. Mr. Graham also holds Irrevocable Proxies to vote 137,261,296 shares of our Common Stock on any matter relating to the Asset Purchase Agreement and the proposed transaction with IDTEC, which includes the Actions described herein. The shares Mr. Graham has a proxy over but are owned by an officer or director are only counted once for the purposes of calculating the ownership of all our officers and directors as a group.

(8)	Of these shares, Mr. Lanphere has executed an Irrevocable Proxy for 85,451,788 shares in favor of Gary Graham, one of our directors, such that Mr. Graham has the right to vote these shares on any matter relating to the Asset Purchase Agreement and the proposed transaction with IDTEC. As a result, these shares appear in both Mr. Lanphere’s beneficial ownership as well as Mr. Graham’s beneficial ownership, but are only counted once for the purposes of calculating the ownership of all our officers and directors as a group.

(9)	Includes 14,112,494 shares held in the name of Gas Investments, LLLP, an entity controlled by Mr. Walko.

(10)	Includes an aggregate of 13,599,995 options to purchase our Common Stock that are owned by our officers and directors, which amount is also added to our outstanding Common Stock for the percentage calculation. Includes proxies held by Mr. Graham for 36,805,086 shares, which were given to him from persons that are not our officers and directors. For any shares Mr. Graham has a proxy for that are owned by one of our officers or directors, those shares are only counted once in the “All Officers and Directors as a Group” calculation.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(9) of the Investment Company Act of 1940. There are no classes of stock other than Common Stock and 8% Series A-1 Convertible Preferred Stock issued or outstanding. The Company does not have an investment advisor.

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 3, 2020, we issued 2,102,854 shares of our common stock to Michael Lanphere, one of our executive officers (“Lanphere”), in exchange for his agreement to convert $210,285.44 in debt owed to him under numerous promissory notes. The shares were issued at a value of $0.10 per share and with a standard restrictive legend pursuant to the terms of a Common Stock Purchase Agreement.

On January 3, 2020, we issued 6,000,000 shares of our common stock to Lanphere, one of our executive officers, in exchange for his agreement to convert $24,000 in debt owed to him under a promissory note dated April 17, 2019. The shares were issued at a value of $0.004 per share pursuant to the terms of the convertible note, and were issued with a standard restrictive legend pursuant to the terms of a Common Stock Purchase Agreement.

On January 3, 2020, we issued 9,103,261 shares of our common stock to Lanphere, one of our executive officers, in exchange for his agreement to convert $41,875 in debt owed to him under a promissory note dated July 17, 2019. The shares were issued at a value of $0.0046 per share pursuant to the terms of the convertible note, and were issued with a standard restrictive legend pursuant to the terms of a Common Stock Purchase Agreement.

On January 3, 2020, we issued an aggregate of 4,605,847 shares of our common stock to five non-affiliate investors in exchange for their agreement to convert $460,585 in debt owed to them under numerous promissory notes. The shares were issued at a value of $0.10 per share and with a standard restrictive legend pursuant to the terms of Common Stock Purchase Agreements.

On December 12, 2019, we entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors (“SOBR SAFE”), under which (i) we agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with Two Million (2,000,000) shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that we have the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem the all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) no call rights by us, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire One Million (1,000,000) shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). We received the Purchase Price on December 12, 2019 and will issue the Preferred Shares as soon as we receive confirmation from the State of Delaware that the Series A-1 Preferred Stock has been created. The description of the SPA and the rights and preferences of the Series A-1 Preferred Stock set forth in this report is qualified in its entirety by reference to the full text of the SPA and the Series A-1 Preferred Stock Certificate of Designation, which are attached hereto as Exhibit 10.11 and is incorporated herein by reference.

On October 25, 2019, we entered into an Employment Agreement with Mr. Kevin Moore to serve as our Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore will perform services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) 800,000 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the Moore Agreement. The stock options have a ten year term. We will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement.

On October 25, 2019, we entered into an Employment Agreement with Mr. David Gandini to serve as our Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as our Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) an incentive stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) shall vest as follows: 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019, shall vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term. We will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement.

The foregoing description of the key terms of the above-employment agreements is qualified in its entirety by the full text of the related documents, which are filed as Exhibit 10.8 – 10.10 to this Annual Report.

On August 23, 2019, we entered into a Common Stock Purchase Agreement (the “Bennington SPA”) with Charles Bennington, one of our officers and directors (“Bennington”), under which we agreed to issue 14,000,000 shares of our common stock in exchange for Bennington forgiving $595,000 in accrued salary we owed to him.

On August 23, 2019, we entered into a Share Exchange Agreement (the “Lanphere SEA”) with Michael Lanphere, one of our officers (“Lanphere”), under which we agreed to issue Lanphere 5,206,430 shares of our common stock in exchange for 520,643 shares of our Series A Preferred Stock owned by Lanphere. We agreed to this exchange in order to meet the requirements under that certain Asset Purchase Agreement (the “APA”) with IDTEC, LLC, to acquire certain assets related to robotics equipment, which our management believes is synergistic with our current assets, from IDTEC in exchange for shares of our common stock equal to 60% of our then-outstanding common stock. Under the terms of the APA, we cannot have any shares of preferred stock outstanding.

On August 23, 2019, we entered into a Share Exchange Agreement (the “Justus SEA”) with Vernon Justus, an individual (“Justus”), under which we agreed to issue Justus 8,679,320 shares of our common stock in exchange for 867,932 shares of our Series A Preferred Stock owned by Justus. We agreed to this exchange in order to meet the requirements under that certain Asset Purchase Agreement (the “APA”) with IDTEC, LLC, to acquire certain assets related to robotics equipment, which our management believes is synergistic with our current assets, from IDTEC in exchange for shares of our common stock equal to 60% of our then-outstanding common stock. Under the terms of the APA, we cannot have any shares of preferred stock outstanding.

On August 23, 2019, we entered into a Debt Conversion and Common Stock Purchase Agreement (the “Lanphere SPA”) with Lanphere, one of our officers (“Lanphere”), under which we agreed to issue Lanphere 21,400,745 shares of our common stock in exchange for a reduction in the amount we owe Lanphere under numerous promissory notes. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into between us and Lanphere. The amount of the debt reduction and, therefore the purchase price of the shares, was $96,303.35.

On August 23, 2019, we entered into a Debt Conversion and Common Stock Purchase Agreement (the “Mishal SPA”) with Devadatt Mishal, one of our directors (“Mishal”), under which we agreed to issue Mishal 13,134,420 shares of our common stock in exchange for a reduction in the amount we owe Mishal under numerous promissory notes. Mishal’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into between us and Mishal. The amount of the debt reduction and, therefore the purchase price of the shares, was $54,478.01.

On May 6, 2019, we signed a definitive Asset Purchase Agreement (and signed an Amendment No. 1 dated March 9, 2020, together the “ APA “) with IDTEC, LLC (“IDTEC”), under which IDTEC agreed to provide personnel, experience, and access to funding to assist with the development of our SOBR device, as well as to sell to us certain robotics assets, which our management believes are synergistic with our current assets, in exchange for shares of our common stock equal to 60% of our outstanding common stock after giving effect to a reverse stock split to be effected in connection with closing the transaction. Several of the principals of IDTEC are our current officers and directors. The APA is subject to several conditions precedent, primarily: (i) we must be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we must complete a reverse stock split of our common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth in the APA and our authorized common stock must be reduced to 100,000,000 shares, and (iii) we must not have more than approximately $150,000 in current liabilities. We do not believe we will close this transaction until Spring of 2020. At the time of the closing of the transaction we estimate we will have approximately 266,097,657 shares of our common stock outstanding before factoring in any reverse stock split. The description of the APA set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.1.

We entered into a lease agreement with Lanphere Law Group, a related party and our largest shareholder, pursuant to which we are the tenant and are paying monthly rent of $4,100. The term of this operating lease ran from July 1, 2015 to June 30, 2019. From July 1, 2019 until late 2019, we leased this same office space on a month-to-month basis. Rent expense, including CAM charges, for the year ended December 31, 2019 and December 31, 2018 of $52,420 and $52,420 was recorded to general and administrative expense, respectively.

Corporate Governance

As of December 31, 2019, our Board of Directors consisted of Charles Bennington, David Gandini, Kevin Moore and Gary Graham. As of December 31, 2019, none of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2019 and December 31, 2018 for professional services rendered by Hall & Company for the audit for the years ended December 31, 2019 December 31, 2018, quarterly reviews of our interim consolidated financial statements in 2019 and 2018 and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$61,620	$48,473
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$61,620	$48,473

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

The Board of Directors has considered the nature and amount of fees billed by Hall & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Hall & Company’s independence.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (6)	Amended and Restated Bylaws of TransBiotec, Inc.

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9*	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008
(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransBiotec, Inc.

Dated: April 16, 2020	By:	/s/ Charles Bennington
Charles Bennington
	Its:	President (Principal Executive Officer) and Secretary

Dated: April 16, 2020	By:	/s/ Nick Noceti
Nick Noceti
	Its:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2020	By:	/s/ Charles Bennington
Charles Bennington, Director, President (Principal Executive Officer), and Secretary

Dated: April 16, 2020	By:	/s/ Nick Noceti
Nick Noceti
	Its:	Chief Financial Officer (Principal Accounting Officer)

Dated: April 16, 2020	By:	/s/ Kevin Moore
Kevin Moore, Director and Chief Executive Officer

Dated: April 16, 2020	By:	/s/ David Gandini
David Gandini, Director and Chief Revenue Officer

Dated: April 16, 2020	By:	/s/ Gary Graham
Gary Graham, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TransBiotec, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Current assets
Cash	$681,759	$89
Prepaid expenses	9,054	12,991
Total current assets	690,813	13,080

Total Assets	$690,813	$13,080

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$213,880	$191,714
Accrued expenses	419,836	421,000
Accrued interest payable	674,041	537,118
Related party payables	905,443	1,423,984
Derivative liabilities	60,650	-
Common stock subscriptions payable	79,624	1,271
Preferred stock subscriptions payable	1,000,000	-
Notes payable - current - related parties	760,886	697,770
* Includes unamortized debt discount related to detached warrants of
$8,656 and $8,074 at December 31, 2019 and December 31, 2018, respectively
Notes payable - current - non-related parties	169,574	163,654
* Includes unamortized debt discount related to convertible
notes of none and $5,920 at December 31,2019 and December 31, 2018, respectively
Total current liabilities	4,283,934	3,436,511

Total Liabilities	4,283,934	3,436,511
Stockholders' Deficit
Preferred stock, $0.00001 par value; 22,000,000 shares authorized, No shares issued or outstanding as of December 31, 2019 and December 31, 2018	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	14
Series A-1 Convertible Preferred stock, $0.00001 par value; 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.00001 par value; 800,000,000 shares authorized; 214,626,540 and 109,409,930 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2,146	1,172
Additional paid-in capital	15,969,311	14,887,804
Accumulated deficit	(19,511,168)	(18,262,136)
Total Transbiotec, Inc. stockholders' deficit	(3,539,711)	(3,373,146)
Noncontrolling interest	(53,410)	(50,285)

Total Stockholders' Deficit	(3,593,121)	(3,423,431)

Total Liabilities and Stockholders' Deficit	$690,813	$13,080

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative	787,293	298,951
Total operating expenses	787,293	298,951

Loss from operations	(787,293)	(298,951)

Other income (expense):
Gain on fair value adjustment - derivatives	4,150	-
Interest expense	(457,505)	(263,092)
Amortization of interest - beneficial conversion feature	(5,589)	-
Amortization - debt discount	(5,920)	(80)
Total other income (expense)	(464,864)	(263,172)

Loss before provision for income taxes	(1,252,157)	(562,123)

Provision for income tax	-	-

Net loss	(1,252,157)	(562,123)
Net loss attributable to
noncontrolling interest	3,125	3,158
Net loss attributable to TranBiotec, Inc.	$(1,249,032)	$(558,965)

Net loss per share
(Basic and fully diluted)	$(0.007)	$(0.005)

Weighted average number of common shares outstanding	168,998,130	114,542,302

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -		Total
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	TransBiotec Inc.	Noncontrolling Interest	Stockholders' Deficit

Balances at January 1, 2018	109,409,930	$1,096	1,388,575	$14	$14,785,051	$(17,703,171)	$(2,917,010)	$(47,127)	$(2,964,137)
Common stock issued for services	6,000,000	61	-	-	25,739	-	25,800	-	25,800
Common stock issued for compensation	800,000	9	-	-	7,991	-	8,000	-	8,000
Common stock issued due to options exercise	450,000	5	-	-	4,495	-	4,500	-	4,500
Common stock issued to settle non-related party debt	91,148	1	-	-	427	-	428	-	428
Paid-in capital - beneficial conversion feature	-	-	-	-	6,000	-	6,000	-	6,000
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	29,701	-	29,701	-	29,701
Paid-in capital - gain on related party debt conversion	-	-	-	-	28,400	-	28,400	-	28,400
Net loss for the period	-	-	-	-	-	(558,965)	(558,965)	(3,158)	(562,123)
Balances at December 31, 2018	116,751,078	$1,172	1,388,575	$14	$14,887,804	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	35,454,547	350	-	-	38,650	-	39,000	-	39,000
Common stock issued for compensation	14,000,000	140	-	-	59,360	-	59,500	-	59,500
Common stock issued due to stock warrants exercise	34,535,165	345	-	-	146,429	-	146,774	-	146,774
Common stock issued upon conversion of convertible preferred stock to common stock	13,885,750	139	-	-	58,876	-	59,015	-	59,015
Paid-in capital - value of convertible preferred stock removed upon conversion to common stock	-	-	(1,388,575)	(14)	(1,388,561)	-	(1,388,575)	-	(1,388,575)
Paid-in capital - fair value of stock warrants granted	-	-	-	-	160,544	-	160,544	-	160,544
Paid-in capital - fair value of related party stock options vested	-	-	-	-	71,655	-	71,655	-	71,655
Paid-in capital - fair value of non-related party stock options granted	-	-	-	-	23,912	-	23,912	-	23,912
Paid-in capital - gain on related party executive compensation conversion	-	-	-	-	535,500	-	535,500	-	535,500
Paid-in capital - gain on related party debt conversion	-	-	-	-	39,992	-	39,992	-	39,992
Paid-in capital - gain on related party preferred stock conversion	-	-	-	-	1,329,561	-	1,329,561	-	1,329,561
Paid-in capital - beneficial conversion feature	-	-	-	-	5,589	-	5,589	-	5,589
Net loss for the period	-	-	-	-	-	(1,249,032)	(1,249,032)	(3,125)	(1,252,157)
Balances at December 31, 2019	214,626,540	$2,146	-	$-	$15,969,311	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2019	2018

Operating Activities:
Net loss	$(1,252,157)	$(558,965)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(4,150)	-
Interest expense - debt discount	64,800	-
Amortization - debt discount	5,920	80
Amortization of interest - beneficial conversion feature	5,589	-
Stock warrants expense	159,961	41,596
Stock options expense	95,567	4,500
Stock-based compensation expense	44,082	20,808
Changes in assets and liabilities:
Prepaid expenses	3,937	3,006
Accounts payable	22,166	(79,137)
Accrued expenses	(1,165)	(75,322)
Accrued interest payable	160,772	154,816
Related party payables	72,369	425,994
Stock subscriptions payable	78,353	1,271

Net cash used in operating activities	(543,956)	(61,353)

Financing Activities:
Proceeds from notes payable - related parties	186,626	55,300
Proceeds from notes payable - non-related parties	-	6,000
Proceeds from issuances of common stock - non-related parties	39,000	-
Proceeds from offering of preferred stock - related parties	1,000,000	-

Net cash provided by financing activities	1,225,626	61,300

Net Change In Cash	681,670	(53)

Cash At The Beginning Of The Period	89	142

Cash At The End Of The Period	$681,759	$89

Schedule Of Non-Cash Investing And Financing Activities:

Related party payables converted to capital	$59,500	$28,829

Gain on related party payables converted to capital	$575,492	$-

Gain on related party conversion of preferred stock into common stock	$1,329,561	$-

Fair value of stock warrants granted	$160,544	$29,701

Fair value of stock options granted	$95,567	$-

Fair value of embedded conversion feature	$64,800	$-

Intrinsic value - beneficial conversion feature	$5,589	$6,000

Exercise of cashless stock warrants	$146,774	$-

Research and development prepaid expenses with commons shares	$-	$25,800

Supplemental Disclosure:

Cash paid for interest	$3,750	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the years ended December 31, 2019 and December 31, 2018, and results of operations and cash flows for the years ended December 31, 2019 and December 31, 2018.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2019 and December 31, 2018.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At December 31, 2019 and December 31, 2018, the Company had $431,759 and $0 in excess of the FDIC insured limit, respectively.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification (“ASC”) 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has a deferred tax asset of approximately $1,832,000 and $1,244,000 that is offset by a 100% valuation allowance at December 31, 2019 and December 31, 2018, respectively. Therefore, the Company has not recorded any deferred tax assets or liabilities at December 31, 2019 and December 31, 2018.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2019 and December 31, 2018:

December 31, 2019

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$60,650
	$-	$-	$60,650
December 31, 2018

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-
	$-	$-	$-

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain a beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

DECEMBER 31, 2019

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

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions used were as follows:

2019
Dividend yield	0%
Expected volatility	133% - 146%
Risk free interest rate	1.61 - 1.70%
Expected life	2.00 - 7.17 years

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at December 31, 2019 and December 31, 2018. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $12,787 and $8,855 during the year ended December 31, 2019 and December 31, 2018, respectively.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize most leases on its balance sheet. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This lease standard was effective for public business entities for periods beginning after December 15, 2018. The standard’s modified retrospective transition approach will require entities to reflect the effect to reflect the effect in the earliest year presented in the financial statements. In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company has only short-term leases and is therefore is not required to recognize a right of use asset or related liability on its balance sheet.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date. The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit. The Company has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of December 31, 2019 and December 31, 2018.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. The ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019, and it did not have a material impact on the Company’s reported consolidated financial results.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effects, if any, of the adoption of ASU 2019-12 guidance on the Company’s financial position, results of operations and cash flows.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of December 31, 2019, the Company has an accumulated deficit of $19,511,168, carrying loans of principal and interest in default totaling $1,440,193. During the year ended December 31, 2019, the Company also experienced negative cash flows from operating activities of $543,956. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern. On October 29, 2018, the Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis. The LOI was non-binding and subject to various conditions that must be met in order for the parties to close the transaction, including, but not limited to, (i) the Company being current in its reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) the Company completing a reverse stock split of its common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth herein, (iii) the Company having no more than $125,000 in outstanding debt, all in the form of convertible notes that mature in two years post-closing and are convertible into shares of TransBiotec common stock at $2.00 per share; (iv) FCH completing any necessary audits and reviews of the financial statements related to the assets by a PCAOB-approved independent registered accounting firm, and (v) the parties executing definitive documents related to the potential transaction. On March 6, 2019, the parties entered into an amendment No. 1 to the LOI in order to extend certain dates in the LOI namely : (i) the date for the parties to complete initial due diligence was moved to March 29, 2019 (ii) the date for the parties to execute definitive agreements related to the transaction was moved to May 6, 2019, and (iii) the date to close the transaction was tentatively moved to August 31, 2019 (the “Amendment No.1”). On May 6, 2019, the Company entered into an Asset Purchase Agreement with IDTEC, LLC (“IDTEC”), under which IDTEC agreed to provide personnel, experience, and access to funding to assist with the development of the Company’s SOBR device, as well as to sell to the Company certain robotics assets, which the Company’s management believes are synergistic with its current assets. The aggregate purchase price for the purchased assets shall be 12 million (12,000,000) restricted shares of the $0.00001 par value common stock of the Company; provided that the total number of shares of Company’s $0.00001 par value common stock issued and outstanding following a tentative closing date of April 23, 2020 shall not exceed 20 million (20,000,000) shares (on a fully-diluted basis).

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of the Company’s Directors (“SOBR SAFE”), under which (i) the Company agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with Two Million (2,000,000) shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that the Company has the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) shall not be callable by the Company, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire One Million (1,000,000) shares of the Company’s Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019 and has not issued these preferred shares as of December 31, 2019, however,the Company plans to issue these preferred shares in April 2020. As a result of the offering, the Company has a cash balance of $681,759 at December 31, 2019.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it will have an adverse effect on the Company’s results of future operations, financial position, and liquidity in year 2020.

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before December 31, 2019. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of December 31, 2019.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 3. RELATED PARTY TRANSACTIONS

In May 2011, the Company entered into an employment agreement with Mr. Bennington to be the Company’s sole CEO which expired on December 31, 2017. The employment agreement provided that the Company would pay Mr. Bennington a salary of $120,000 during the first year of the agreement, $156,000 during the second year of the agreement, $172,000 during the third year of the agreement, $190,000 during the fourth year of the agreement and $208,000 during the fifth year of the agreement. Since the Company was unable to compensate him as stipulated per the agreement, Mr. Bennington agreed to decrease his yearly compensation, and resulting yearly accrual, to $120,000 per year with no yearly increases as stipulated in years 2 through 5. In September 2016, before the expiration of Mr. Bennington’s contract, the Company appointed Ivan Braiker as its sole CEO, and Mr. Bennington subsequently took a role as a member of the Board of Directors at a monthly rate of $5,000. In connection with his appointment, Mr. Braiker entered into a letter agreement with the Company, under which he accrued a monthly retainer of $7,500, to be paid only if the Company successfully closed financing of at least $200,000. Mr. Braiker was also granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.0045 per share at a fair value of $6,290. In an act of good faith by the Company, Mr. Braiker was paid $15,000 in 2017 in relation to his letter agreement. Effective with his resignation on December 31, 2017, the Company did not owe, accrue for or pay Mr. Braiker any additional compensation due to his inability to secure financing of $200,000 for the Company as stipulated per the letter agreement. Mr. Braiker was not compensated for his services as a member of our Board of Directors and his stock option to purchase 1,500,000 shares of the Company’s common stock was cancelled by the Company.

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of legal fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the legal fees and costs incurred beginning with the legal services provided to the Company on November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for attorney fees is paid current. These payables were for legal expenses recorded to general and administrative expense as incurred. The Company has recorded to equity, a total related party gain connected to these conversions during the year ended December 31, 2019 and 2018 of $26,875 and $28,400, respectively. Per this agreement as of December 31, 2019 and December 31, 2018, on a cumulative basis, approximately $270,086 of related party payables was payable with 2,561,980 common shares and $201,831 was  payable with 2,242,565 common shares, respectively. The Company has a stock subscription payable due to Lanphere Law Group as of December 31, 2019 of $3,144 payable with 508,686 of its common shares, and $1,271 payable with 562,688 of its common shares as of December 31, 2018. None of Lanphere Law Group’s related party payables were converted into common shares during the year ended December 31, 2019.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The principal balance of the note after the debt deduction was $31,662. As of December 31, 2019 and December 31, 2018, the principal balance of this note was $31,662 and $31,662, respectively. As of December 31, 2019 and December 31, 2018, the accrued interest on this note was $9,508 and $5,539, respectively. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was also recorded to equity. After this exercise, Lanphere Law Group owned warrants to acquire an additional 27,400,745 shares of our common stock.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Lanphere” SPA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 21,400,745 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere. The amount of the debt reduction and, therefore the purchase price of the shares was $96,303 which was used for the deduction of related party notes payable principal of $77,927 and accrued interest of $18,376. Based on the fair value of the shares issued, the Company recognized a related party gain of $5,350 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.0045 per share. After this exercise, Lanphere Law Group owns warrants to acquire an additional 15,103,261 shares of our common stock.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Mishal” SPA) with Devadatt Mishal, one of the Company’s directors, under which the Company agreed to issue 13,134,420 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. Mr. Mishal’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Mishal. The amount of the debt reduction and, therefore the purchase price of the shares was $56,478 which was used for the deduction of related party notes payable principal of $45,000 and accrued interest of $11,478. Based on the fair value of the shares issued, the Company recognized a related party gain of $657 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.0043 per share. After this exercise, Devadatt Mishal owns no warrants to acquire additional shares of our common stock.

Due to cash flow constraints, the Company has experienced difficulty in compensating its directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by its Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of its Board of Directors. The Company’s Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On August 23, 2019, the Company entered into a Common Stock Purchase Agreement (the “Bennington” SPA) with Charles Bennington, one of the Company’s officers and directors, under which the Company agreed to issue 14,000,000 shares of its common stock in exchange for Mr. Bennington forgiving $595,000 in accrued compensation and services due. Based on the fair value of the shares issued, the Company also recorded a related party gain of $535,500 that was accounted for as additional paid-in capital. The common shares were issued on or about August 28, 2019 at a per-share purchase price of $0.0425 per share. As of December 31, 2019 and December 31, 2018, the Company had payables due to a related party for accrued compensation and services of none and $474,156, respectively.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere” SEA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Preferred Stock owned by Mr. Lanphere. The Series A Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share and the Company recognized a related party gain of $498,516. The common shares were issued on or about August 28, 2019. The value of the exchanged preferred shares was $520,643 which resulted in a net reduction of APIC of $498,516.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus” SEA) with Vernon Justus, a related party, under which the Company agreed to issue 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Preferred Stock owned by Mr. Justus. The Series A Preferred stock were exchanged for the Company’s common shares at a price of $0.10 per share and the Company recognized a related party gain of $831,045. The common shares were issued on or about August 28, 2019. The value of the exchanged preferred shares was $867,932 which resulted in a net reduction of APIC of $831,045.

The Company entered into a lease agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, whereas the Company is the tenant and is paying monthly rent of $4,100. The term of this operating lease runs from July 1, 2015 to June 30, 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense, including CAM charges, for the year ended December 31, 2019 and 2018 of $52,420 and $52,420, respectively, was accounted for as general and administrative expense.

On October 17, 2019 and October 28, 2019, Daljit Khangura and Devadatt Mishal, respectively, submitted their resignations from the Company’s Board of Directors. According to their resignation letters, there were no disagreements with either Mr. Khangura or Dr. Mishal.

On October 25, 2019, Charles Bennington submitted his resignation as the Company’s Chief Executive Officer, effective with the appointment of his replacement. Mr. Bennington is continuing on as the Company’s President (our principal executive officer), its Secretary, and as a member of the Company’s Board of Directors. According to Mr. Bennington’s resignation letter, there were no disagreements with Mr. Bennington.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s officers and directors, an option to acquire 800,000 shares of the Company’s common stock under the Company’s 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Bennington is one of the Company’s officers and directors, is a sophisticated investor and familiar with our operations.  None of Mr. Bennington’s common stock options vested, and therefore none were expensed during the year ended December 31, 2019. As such, no shares were issued to Mr. Bennington as of December 31, 2019.

On October 25, 2019, the Company granted Nick Noceti, the Company’s Chief Financial Officer, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a two-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Noceti is the Company’s Chief Financial Officer, is a sophisticated investor and familiar with our operations. None of Mr. Noceti’s common stock options vested, and therefore none were expensed during the year ended December 31, 2019. As such, no shares were issued to Mr. Noceti as of December 31, 2019.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s directors, an option to acquire 800,000 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Graham had been consulting with the Company for more than one year at the time of grant, is a sophisticated investor and familiar with our operations.. None of Mr. Graham’s common stock options vested, and therefore none were expensed during the year ended December 31, 2019. As such, no shares were issued to Mr. Graham as of December 31, 2019.

On October 25, 2019, the Company entered into an Employment Agreement with Mr. Kevin Moore to serve as the Company’s Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as the Company’s Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by  April 30, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore will perform services for the Company that are customary and usual for a chief executive officer of a company, in exchange for: (i) 800,000 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) incentive stock options under the Company’s 2019 Equity Compensation Plan to acquire 35,200,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the Moore Agreement. The stock options have a ten-year term. The Company will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement. 1,955,554 of these common stock option shares, valued at $14,080, were vested and expensed at December 31, 2019. No shares have been issued to Mr. Moore as of December 31, 2019

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On October 25, 2019, the Company entered into an Employment Agreement with Mr. David Gandini to serve as the Company’s Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as the Company’s Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by  April 30, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for the Company that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) incentive stock options under our 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. The Company will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement. 7,999,732 of these common stock option shares, valued at $57,574, were vested and expensed at December 31, 2019. No shares have been issued to Mr. Gandini as of December 31, 2019

NOTE 4. NOTES PAYABLE

RELATED PARTIES

The Company has seven convertible notes payable to related parties that have a principal balance of $161,000 and $91,000 as of December 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from of 7% to 10% and have due dates ranging from 1/23/2014 - 4/8/2015. Three of the seven notes are due on demand and four of the notes are currently in default and carry a default interest rate of 10%. These notes carry conversion prices ranging from $0.0072 - $0.0800 per share. The Company evaluated these convertible notes and determined that,  there was a beneficial conversion value to record. The beneficial conversion feature was amortized over the life of the notes, one year, and was fully amortized at December 31, 2019 and December 31, 2018. No beneficial conversion feature expense related to these notes was incurred during the year ended December 31, 2019 and 2018. On March 1, 2019, May 3, 2019 and October 26, 2019, the Company entered into convertible note payable agreements that converts to its common stock at a variable conversion price. As discussed in Note 5 – Derivative Liability, the Company analyzed the conversion features of the seven note agreements for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features for three should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate. The Company evaluated these three convertible notes and determined that its embedded conversion feature carried a debt discount that should be fully amortized upon grant. The Company fully amortized this debt discount and recorded it as amortization of debt discount – interest expense in the amount of $64,800.  The Company had no such amortization expenses at December 31, 2018.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company has nine non-convertible notes payable to related parties that have a principal balance of $328,423 and $343,700 as of December 31, 2019 and December 31, 2018, respectively. These notes carry interest rates  of 10% and have due dates ranging from 8/03/2012 - 7/23/2016. All nine notes are currently in default and carry a default interest rate of 10%.

The Company has twenty-four notes payable with detached free-standing warrants to related parties that have a principal balance of $280,119 and $271,144 as of December 31, 2019 and December 31, 2018, respectively. These notes carry an interest rate of 7% and have due dates ranging from 10/05/2017 - 03/30/2020. Twenty-two of the twenty-four notes, carrying a total principal balance of $270,369, are currently in default and carry a default interest rate of 10%. The exercise price for each note payable detached free-standing warrant ranges from $0.0040 - $0.0046. As of December 31, 2019 and December 31, 2018, these notes carried outstanding detached free-standing warrants of 15,103,261 and 23,953,003, respectively. The unamortized discount related to these warrants at December 31, 2019 and December 31, 2018 is $8,656 and $8,074, respectively. During the year ended December 31, 2019 and 2018, debt discount amortization expense recorded as interest expense related to these stock warrants was $37,072 and $33,138, respectively. The reason for the increase in stock warrants expense was directly related to the timing of funds borrowed and the related amortization of its stock warrants. The relative fair market value of the related stock warrants granted during the year ended December 31, 2019 and 2018 was $38,998 and $29,701, respectively. The fair market value of the outstanding stock warrants was calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 1.83% - 2.40%, dividend yield of 0%, expected life of .38 - 5 years, daily volatility between 134% - 135%.

Total interest expense for related party notes was $91,845 and $80,753 for the year ended December 31, 2019 and 2018, respectively.

Related party notes consisted of the following:

	December 31, 2019	December 31, 2018

Convertible Notes Payable	$161,000	$91,000
Conventional Non-Convertible Notes Payable	328,423	343,700
Notes Payable with Detached Free-standing Warrants	280,119	271,144
Unamortized Discount	(8,656)	(8,074)
Net Related Party Notes Payable	$760,886	$697,770

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NON- RELATED PARTIES

The Company has fifteen convertible notes payable to non-related parties that have a principal balance of $143,136 and $143,136 as of December 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 2/08/2012 - 5/23/2019. All fifteen notes are currently in default. These notes carry conversion prices ranging from $0.0017- $0.3235688 per share.

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $21,438 and $21,438 as of December 31, 2019 and December 31, 2018, respectively. These notes carry interest rates ranging from  9% - 18% and have due dates ranging from 1/31/2013 - 11/11/2015. All three notes are currently in default.

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of December 31, 2019 and December 31, 2018, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The exercise price for the attached warrants is $0.019 for a total amount of 50,000 common shares. The detached free-standing warrants for this note payable was not exercised by the note holder and expired on May 16, 2019. As of December 31, 2019 and December 31, 2018, this note carried outstanding detached free-standing warrants of none and 50,000, respectively. There was no unamortized discount related to these warrants as of December 31, 2019 and December 31, 2018, and no stock warrant amortization expense was recorded to interest expense during the year ended December 31, 2019 and 2018.

Total interest expense for non-related party notes was $56,546 and $50,235 for the year ended December 31, 2019 and 2018, respectively.

Non- related party notes consisted of the following:

	December 31, 2019	December 31, 2018

Convertible Notes Payable	$143,136	$143,136
Conventional Non-Convertible Notes Payable	21,438	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	-	(5,920)
Net Non-Related Party Notes Payable	$169,574	$163,654

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5. DERIVATIVE LIABILITY

On March 1, 2019, the Company borrowed $29,000 under a convertible promissory note agreement from an unrelated party that is due upon demand from the investor. On May 3, 2019, the Company borrowed $31,000 under a convertible promissory note agreement from an unrelated party that is due upon demand from the investor. On October 26, 2019, the Company borrowed $10,000 under a convertible promissory note agreement from an unrelated party that is due upon demand from the investor. All three notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the notes is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility from 190% to 270%, (2) risk-free interest rate from 1.55% to 1.66%, and (3) expected life from 6 months to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800  that was fully amortized to as interest expense  during the year ended December 31, 2019. The fair value of the embedded derivative is $60,650 and is recorded on the balance sheet as a derivative liability at December 31, 2019. The note was not converted during the year ended December 31, 2019. Utilizing level 3 inputs, the Company recorded a fair market value gain of $4,150 and none during the year ended December 31, 2019.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2018	$-
Fair value of derivatives issued	64,800
Fair market value adjustments	(4,150)
Balance at September 30, 2019	$60,650

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2019 and 2018 the Company has net operating loss carry forwards of approximately $9,634,000 and $8,713,000, respectively, that may be offset against future taxable income, if any. These carry-forwards are subject to review by the Internal Revenue Service. As of December 31, 2019 and 2018, the deferred tax asset of approximately $1,832,000 and $1,680,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2019 and 2018 was approximately $187,000 and $72,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2019 and 2018. The Company has not filed its tax returns for the years ended 2012 through 2019; however, management believes there are no taxes due as of December 31, 2019 and 2018.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations recorded as general and administrative expense.

For the years ended December 31, 2019 and 2018, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $9,634,000 that will be carried forward and can be used through the year 2039 to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Income tax benefit attributable to:
Net loss	$(1,249,032)	$(558,965)
Permanent differences	313,778	42,506
Valuation allowance	935,254	516,459
Net provision for income tax	$-	$-

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The cumulative tax effect at the expected federal tax rate of 15% of significant items comprising our net deferred tax amount is as follows on December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Deferred tax asset attributable to:
Net operating loss carry forward	$1,832,000	$1,244,000
Valuation allowance	(1,832,000)	(1,244,000)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2018 and 2017:

	December 31, 2019	December 31, 2018

Deferred tax asset attributable to:
Net operating loss carry forward	$482,000	$436,000
Valuation allowance	(482,000)	(436,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,634,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2019 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: sixty percent (60%) or eighty percent (80%) of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than two and one-half cents ($0.025). Each Stock Fee is fully vested immediately and expires five (5) years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. The number of warrants outstanding to Mr. Lanphere at December 31, 2019 and December 31, 2018 were 15,103,261 and 10,818,583, respectively.

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures (“FCV”). FCV set up a special purpose vehicle (“SPV”) that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1.00 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three year warrant to purchase 4,800,000 shares  of the Company’s common stock at an exercise price of $0.03125 per share. The number of warrants outstanding to the SPV through FCV at December 31, 2019 were 4,800,000.

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 19,903,261 and 24,003,003 at December 31, 2019 and December 31 2018, respectively. There were 30,485,423 non-employee detached free-standing stock warrants granted during the year ended December 31, 2019 and 7,882,392 non-employee detached free-standing stock warrants granted during the year ended December 31, 2018. The relative fair value of these non-employee stock warrants granted during the year ended December 31, 2019 and 2018 totaled $159,961 and $29,701, respectively, and were determined using the Black-Sholes option pricing model based on the following assumptions:

	Dec. 31, 2019	Dec. 31, 2018
Exercise Price	$.0040-$0.03125	$0.0042-$0.0043
Dividend Yield	0%	0%
Volatility	134% - 167%	141% - 144%
Risk-free Interest Rate	1.69% – 2.40%	2.65% – 2.68%
Life of warrants	.038 - 5 Years	5 Years

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

The following table summarizes the changes in the Company’s outstanding warrants during the year ended December 31, 2019 and 2018:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	16,120,611	$0.0042 - 0.0190	4.06 Years	$0.0066	$-
Warrants Granted	7,882,392	$0.0042- 0.0043	4.25 Years	$0.0042	$-
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at December 31, 2018	24,003,003	$0.0042-0.0190	3.45 Years	$0.0058	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Warrants Granted	30,485,423	$0.0018664652- 0.0062	3.97 Years	$0.0086	$2,022,912
Warrants Exercised	(34,535,165)	$0.0043 - $0.0045		$0.0044
Warrants Expired	(50,000)	$0.019		$0.0190
Balance at December 31, 2019	19,903,261	$0.0040 - $0.03125	3.97 Years	$0.0108	$1,276,870
Exercisable at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0057	$-
Exercisable at December 31, 2019	19,903,261	$0.0040- $0.03125	3.97 Years	$0.0108	$1,276,870

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective.  The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 128,000,000. As of December 31, 2019, the Company granted stock options to acquire 76,000,000 shares of common stock at an exercise price of $0.00792 per share under the plan.  As of December 31, 2019, the plan had 14,755,287 vested shares and 61,244,713 non-vested shares. The stock options are held by our officers, directors and certain key consultants.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s officers and directors, an option to acquire 800,000 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, the Company granted Nick Noceti, the Company’s Chief Financial Officer, an option to acquire 800,000 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a two-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s directors, an option to acquire 800,000 shares of our common stock under its 2019 Equity Incentive Plan. The stock option has an exercise price of $0.00792 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, the Company entered into an Employment Agreement with Kevin Moore to serve as the Company’s Chief Executive Officer. Under the terms of the agreement, the Company granted an option to Kevin Moore under its 2019 Equity Compensation Plan to acquire 35,200,000 shares of its common stock at an exercise price of $0.00792, with the stock options to vest in 36 equal monthly installments of 977,777 shares during the three-year term of the employment agreement. A total of 1,955,555 options were vested as of December 31, 2019. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2019.

On October 25, 2019, the Company entered into an Employment Agreement with David Gandini to serve as the Company’s Chief Revenue Officer. Under the terms of the agreement, the Company granted David Gandini stock options under its 2019 Equity Compensation Plan to acquire 24,000,000 shares of our common stock, at an exercise price of $0.00792, to vest in 36 equal monthly installments of 666,666 shares during the three-year term of the Agreement. David Gandini was also granted an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. A total of 7,999,732 options were vested as of December 31, 2019. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2019.

On October 25, 2019, the Company granted stock options to four non-affiliated individuals and entities to acquire an aggregate of 6,400,000 shares of its common stock. The stock options were issued under the 2019 Equity Incentive Plan at an exercise price of $0.00792 vesting quarterly over a two-year period commencing January 1, 2020. The stock options have either a two year or five-year term.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On October 27, 2019, the Company entered into a patent purchase agreement under which the Company granted stock options to a non-affiliated party to acquire 3,200,000 shares of its common stock at an exercise price of $0.03125 and vested upon grant. The stock option has a five-year term. None of these stock options have been exercised and no shares have been issued during the year ended December 31, 2019.

As of December 31, 2018, there were three outstanding stock options to officers, directors, and consultants to purchase 1,775,000 shares of TransBiotec, Inc. common stock. These stock options vested upon grant and either expired or were cancelled in 2019. There were 79,200,000 and no stock options granted during the year ended December 31, 2019 and 2018, respectively.

The following table summarizes the changes in the Company’s outstanding stock options during the year ended December 31, 2019 and 2018:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2017	2,225,000	$0.0045 - 0.25	3.00 Years	$0.0204	$-
Options Granted	-	-
Options Exercised	(450,000)	$0.01
Options Cancelled	-	-
Options Expired	-	-
Balance at December 31, 2018	1,775,000	$0.0045 – 0.25	2.32 Years	$0.0083	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$-
Options Granted	79,200,000	$0.00792 - 0.03125	9.00 Years	$0.0089	$5,238,080
Options Exercised	-	-
Options Cancelled	(1,500,000)	$0.0045		$0.0045
Options Expired	(275,000)	$0.007 - 0.25	9.00 Years	$0.0291
Balance at December 31, 2019	79,200,000	$0.00792 - 0.03125		$0.0089	$5,238,080
Exercisable at December 31, 2018	1,775,000	$0.0045 - 0.25	2.32 Years	$0.0083	$-
Exercisable at December 31,2019	17,955,286	$0.00792 - 0.03125	9.00 Years	$0.0136	$807,801

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Executive Stock Options

The Company has 76,000,000 outstanding executive stock options exercisable at $0.00792 per share with a weighted average remaining contractual life of 9 years as of December 31, 2019 and 250,000 outstanding executive stock options exercisable at $0.007 per share as of December 31, 2018. These 250,000 outstanding executive stock options expired in October 2019.

Stock Subscriptions Payable

The Company has stock subscriptions payable due to related parties of $79,624  payable with 2,962,688 of its common shares as of December 31, 2019. The Company has stock subscriptions payable due to a related party of $1,271 payable with  243,273 of its common shares at December 31, 2018. The Company recorded a related party gain of $39,992 and $20,624 related to the outstanding stock subscriptions payable during the year ended December 31, 2019 and 2018, respectively.

The Company has preferred stock subscriptions payable due to a related party of $1,000,000 convertible into 1,000,000 of its 8% Series A-1 Convertible Preferred shares as of December 31, 2019. The Company had no preferred stock subscriptions payable in 2018.

NOTE 8. COMMON STOCK

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

DECEMBER 31, 2019

On April 30, 2018, the Company converted $7,500 owed to a related party for executive compensation into 750,000 shares of its common stock at $0.01 per share.

On February 25, 2019, the Company issued 35,454,547 shares of its common stock to non-related parties for $39,000 in cash.

On August 23, 2019, the Company converted $56,478 of related party debt into 13,134,420 shares of its common stock at $0.0043 per share. 13,134,420 stock warrants were settled along with the related party debt.

On August 23, 2019, the Company converted $96,303 of related party debt into 21,400,745 shares of its common stock at $0.0045 per share. 21,400,745 stock warrants were settled along with the related party debt.

On August 23, 2019, the Company converted $595,000 of accrued compensation owed to a related party into 14,000,000 shares of its common stock valued at $0.0043 per share. A related party gain of $535,500 was recorded as APIC.

On August 23, 2019, the Company issued to a related party 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Preferred Stock valued at $0.0043 per common share. The Company also issued to a related party 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Preferred Stock valued at $0.0043 per common share. A related party gain of $1,329,561 was recorded as APIC.

NOTE 9. PREFERRED STOCK

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere” SEA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 5,206,430 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Preferred Stock owned by Mr. Lanphere. The Series A Preferred stock were exchanged for the Company’s common shares at a price of $0.0043  per common share and were issued on or about August 28, 2019.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus” SEA) with Vernon Justus, an individual, under which the Company agreed to issue 8,679,320 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Preferred Stock owned by Mr. Justus. The Series A Preferred stock were exchanged for the Company’s common shares at a price of $0.0043  per common  share and were issued on or about August 28, 2019.

As of December 31, 2019 and December 31, 2018, the Company had none and 1,388,575 issued shares of its Series A Convertible Preferred stock, respectively.

As a condition of the 8% Series A-1 Convertible Preferred Stock agreement, the Series A Convertible Preferred stock was cancelled as of December 31, 2019. During the year ended December 31, 2019 and 2018, no dividends were declared for holders of the Series A Convertible Preferred stock.

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement with First Capital Ventures, LLC (“FCV”), and its assignee. The Company desires to raise between $1,000,000 and $2,000,000 from the sale of its 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. The Company granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. The Company agreed to pay $26,196 in legal and other expenses of the SPV subsequent to the day in which the Company receives a minimum of $1,000,000 from the sale of 1,000,000 shares of the 8% Series A-1 Convertible Preferred Stock. The Company also agreed to cancel all shares of its issued and outstanding Series A Preferred Stock, immediately following the closing date. Each Party shall pay their own expenses in connection with this Agreement. The Company further agreed to issue FCV a three-year stock warrant to purchase 4,800,000 shares of its Common Stock at an exercise price of $ 0.03125 per share immediately following the closing date which was valued at $122,889 and expensed upon grant for services provided. The Company agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV. In accordance with the August 8, 2019, Investment Agreement with FCV, on December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares.  The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows:  (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $1 per share (not to be affected by any reverse stock split in connection with the IDTEC APA), (d) redemption rights such that we have the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem the all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis. On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors (“SOBR SAFE”), under which SOBR SAFE agreed to acquire One Million (1,000,000) shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019.  In connection with the closing of the SPA, holders of the Company’s common stock representing approximately 52% of the Company’s then-outstanding common stock and voting rights signed irrevocable proxies to Gary Graham and/or Paul Spieker for the purpose of allowing Mr. Graham and/or Mr. Spieker to vote those shares on any matters necessary to close the transaction that is the subject of the certain Asset Purchase Agreement May 6, 2019, as amended.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

As of December 31, 2019 and December 31, 2018, the Company had issued 1,000,000 and 0 shares of its 8% Series A-1 Convertible Preferred Stock, respectively, but has not issued any stock certificates yet.

The Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The Preferred shareholders will participate in any common stock dividends on an as converted basis. During the year ended December 31, 2019 and 2018, no dividends have been declared for holders of the 8% Series A-1 Convertible Preferred stock.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. As of July 1, 2019, the Company leases the same office space on a month to month basis. Rent expense under this lease, including CAM charges, was $52,420 and $52,420 for the year ended December 31, 2019 and December 31, 2018, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of April 2020.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and we are working to get this amount paid off.

NOTE 11. SUBSEQUENT EVENTS

On January 3, 2020, the Company issued 2,102,854 shares of its common stock to Michael Lanphere, a related party (“Lanphere”), in exchange for his agreement to convert $210,285 in debt owed to him under numerous promissory notes. The shares were issued at a value of $0.10 per share pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of all amounts due to Lanphere under the notes.

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

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On January 16, 2020, the Company issued 1,274,636 shares of its common stock to two non-related parties in exchange for their agreement to settle an accounts payable of $127,463.59 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of Common Stock Purchase Agreements. The conversion was in full satisfaction of all amounts due to them.

On January 16, 2020, the Company issued 7,147,001 shares of its common stock to a related party in exchange for their agreement to settle an accounts payable balance of $714,700.10 owed to them.  The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of Common Stock Purchase Agreements.  The conversion was in full satisfaction of all amounts due to them.

On January 22, 2020, the Company issued 238,143 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable of $23,814.30 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the all amounts owed.

On January 29, 2020, the Company agreed to convert 16,628,835 shares of its common stock at $.0274608 per share to a related party in exchange for their agreement to settle various promissory notes of $456,641.11 owed to them and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the all amounts owed.

On March 2, 2020, the Company issued 20,000 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable balance of $900.00 owed to them. The shares were issued at a value of $0.045 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement.  The conversion was in full satisfaction of the all amounts owed.

On March 9, 2020, the Company amended the Asset Purchase Agreement (“APA”) agreeing to the following.

1.

The parties further acknowledged that IDTEC, Gary Graham, First Capital Holdings, LLC and First Capital Ventures, LLC have voluntarily committed personnel and funds to the Company (Buyer) to assist with (i) ongoing operating expenses and pay for further engineering and development work on Buyer’s products and prototypes, (ii) protect, maintain and develop the Buyer’s products and intellectual property, (iii) hire, pay and retain the proposed management team, third party consultants and advisors for the Buyer following the consummation of the sale contemplated in the APA and, (iv) take such further actions as are necessary to more quickly expand the Buyer’s business subsequent to the sale of the purchased assets. The parties acknowledged that the amount voluntarily advanced by IDTEC is USD $1,416,076 as of February 20, 2020 (and will be a greater amount by the date the APA closes or is terminated). The parties agreed that that the $1,416,076 of funds were advanced voluntarily and are not the obligation of the Company and the Company has no obligation to repay these funds in the event the transaction contemplated by the APA does not close. In the event the transaction does close, then on the Closing Date, the Company shall issue promissory notes for the aggregate amounts incurred, paid or advanced. As of December 31, 2019, the Company received no advances from IDTEC. All payments were made directly to the vendor.

TransBiotec, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

2.	The parties further acknowledged that an affiliate of IDTEC purchased TransBiotec’s Series A-1 Convertible Preferred Stock in a separate transaction. TransBiotec previously agreed that it would, if requested in writing after the funding from the purchase of the TransBiotec Series A-1 Convertible Preferred Stock, pay up to USD $200,000 to IDTEC or its affiliates for the development of the SOBR device. In connection with the closing of the sale of the TransBiotec Series A-1 Convertible Preferred Stock, IDTEC requested, and TransBiotec paid in December 2019, a total of USD $141,000 to its affiliate for the development of the SOBR device.

On March 15, 2020, the Company agreed to convert 325,000 shares of its common stock to a non-related party in exchange for their agreement to settle a notes payable of $32,500 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the all amounts owed.

On March 21, 2020, the Company agreed to convert 19,500 shares of its common stock to a non-related party in exchange for their agreement to settle a notes payable of $1,950 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the all amounts owed.

On March 23, 2020, the Company filed a Definitive 14C providing notice that the Board of Directors has recommended, and holders of a majority of the voting power of the Company’s outstanding stock voted, to approve the following.

1.	To remove and re-elect four (4) directors to serve until the next Annual Meeting of Shareholders and thereafter until their successors are elected and qualified; and

2.

To approve an amendment to the Company’s Certificate of Incorporation to: (a) change the Company’s name to SOBR SAFE, Inc., (b) decrease the Company’s authorized common stock from 800,000,000 shares, par value $0.00001 to 100,000,000 shares, par value $0.00001, and (c) effect a reverse stock split of the Company’s outstanding common stock at a ratio between 1-for-32 and 1-for-35 (with the exact ratio to be determined by the directors in their sole discretion without further approval by the shareholders).

The above actions taken by the Company’s stockholders will become effective on or about April 23, 2020.

On April 1, 2020, the Company issued 2,500,000 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable balance of $43,753.00 owed to them. The shares were issued at a value of $0.0175 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement.  The conversion was in full satisfaction of the all amounts owed.

On April 6, 2020, the Company issued 1,278,840 shares of its common stock to a related party in exchange for their agreement to settle a related party accounts payable of $127,840 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the all amounts owed.

On April 7, 2020, the Company issued 227,200 shares of its common stock to a related party in exchange for their agreement to settle an accounts payable balance of $9,656.03 owed to them. The shares were issued at a value of $0.0425 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement.  The conversion was in full satisfaction of the all amounts owed.

