Form 10-K/A
period 2019-12-31
TransBiotec, Inc.
filed 2020-05-26
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on April 17, 2020 (the “Original Filing Date”), (i) to correct an error on the cover page of the Form 10-K regarding whether we have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files), and (ii) to insert the Report of Independent Registered Accounting Public Accounting Firm (the “Report”), which was inadvertently omitted from the Form 10-K.

This Amendment (i) correctly indicates that we have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files), and (ii) contains the Report of Independent Registered Accounting Public Accounting Firm required to be included with our financial statements. We have also included the financial statements and related notes that relate to the report but no changes were made to those financial statements and related notes from the versions submitted with our Form 10-K.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

2

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

TransBiotec, Inc.

Dated: May 19, 2020	By:	/s/ Charles Bennington
Charles Bennington
	Its:	President (Principal Executive Officer) and Secretary

Dated: May 19, 2020	By:	/s/ Nick Noceti
Nick Noceti
	Its:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 19, 2020	By:	/s/ Charles Bennington
Charles Bennington, Director, President (Principal Executive Officer), and Secretary

Dated: May 19, 2020	By:	/s/ Nick Noceti
Nick Noceti
	Its:	Chief Financial Officer (Principal Accounting Officer)

Dated: May 19, 2020	By:	/s/ Kevin Moore
Kevin Moore, Director and Chief Executive Officer

Dated: May 19, 2020	By:	/s/ David Gandini
David Gandini, Director and Chief Revenue Officer

Dated: May 19, 2020	By:	/s/ Gary Graham
Gary Graham, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of TransBiotec Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransBiotec Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of December 31, 2019, the Company has an accumulated deficit of $19,511,168, carrying loans of principal and interest in default totaling $1,440,193. During the year ended December 31, 2019, the Company also experienced negative cash flows from operating activities of $543,956. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

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

Irvine, CA

April 16, 2020

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

