Form 10-Q
period 2020-03-31
TransBiotec, Inc.
filed 2020-05-26
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

___________________________________

(Former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

(Title of class)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 21, 2020, there were 267,624,502 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of March 31, 2020 and December 31, 2019, the statements of operations for the three months ended March 31, 2020 and 2019, the statements of changes in stockholders’ deficit for the three months ended March 31, 2020 and 2019, and the statements of cash flows for the three months ended March 31, 2020 and 2019, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

TransBiotec, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$399,891	$681,759
Prepaid expenses	7,476	9,054
Total current assets	407,367	690,813

Total Assets	$407,367	$690,813

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$166,643	$213,880
Accrued expenses	373,012	419,836
Accrued interest payable	179,528	674,041
Related party payables	193,868	905,443
Derivative liabilities	61,350	60,650
Common stock subscriptions payable	100,126	79,624
Preferred stock subscriptions payable	1,022,000	1,000,000
Notes payable - current - related parties	81,810 *	760,886 *
* Includes unamortized debt discount related to detached warrants of none and $8,656 at March 31, 2020 and December 31, 2019, respectively
Notes payable - current - non-related parties	104,183	169,574
Total current liabilities	2,282,520	4,283,934

Total Liabilities	2,282,520	4,283,934
Stockholders' Deficit
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 800,000,000 shares authorized; 262,091,617 and 214,626,540 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,619	2,146
Additional paid-in capital	18,136,680	15,969,311
Accumulated deficit	(19,961,191)	(19,511,168)
Total Transbiotec, Inc. stockholders' deficit	(1,821,892)	(3,539,711)
Noncontrolling interest	(53,261)	(53,410)

Total Stockholders' Deficit	(1,875,153)	(3,593,121)

Total Liabilities and Stockholders' Deficit	$407,367	$690,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)
Revenues	$-	$-

Operating expenses:
General and administrative	157,047	52,602
Stock-based compensation expense	41,302	-
Management salaries and consulting fees	163,275	16,412
Research and development	67,710	-
Total operating expenses	429,334	69,014

Loss from operations	(429,334)	(69,014)

Other income (expense):
Gain on extinguishment and forgiveness of debt, net	28,568	-
Loss on fair value adjustment - derivatives	(700)	(800)
Interest expense	(48,234)	(63,886)
Amortization of interest - beneficial conversion feature	(174)	(5,356)
Total other income (expense)	(20,540)	(70,042)

Loss before provision for income taxes	(449,874)	(139,056)

Provision for income taxes	-	-

Net loss	(449,874)	(139,056)

Net (income) loss attributable to noncontrolling interest	(149)	767

Net loss attributable to TransBiotec, Inc.	$(450,023)	$(138,289)

Net loss per share
(Basic and fully diluted)	$(0.002)	$(0.001)

Weighted average number of common shares outstanding	254,048,982	130,145,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit -		Total
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	TransBiotec Inc.	Noncontrolling Interest	Stockholders' Deficit

Balances at January 1, 2019	116,751,078	$1,172	1,388,575	$14	$14,887,804	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	35,454,547	350	-	-	38,650	-	39,000	-	39,000
Paid-in capital - fair value of stock warrants granted	-	-	-	-	22,665	-	22,665	-	22,665
Paid-in capital - gain on related party debt conversion	-	-	-	-	8,113	-	8,113	-	8,113
Net loss for the period	-	-	-	-	-	(138,289)	(138,289)	(767)	(139,056)
Balances at March 31, 2019	152,205,625	$1,522	1,388,575	$14	$14,957,232	$(18,400,425)	$(3,441,657)	$(51,052)	$(3,492,709)

Balances at January 1, 2020	214,626,540	$2,146	-	$-	$15,969,311	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	20,000	-	-	-	20,800	-	20,800	-	20,800
Common stock issued due to stock warrants exercise	15,103,261	151	-	-	65,724	-	65,875	-	65,875
Common stock issued to settle related party payables	7,147,001	71	-	-	306,535	-	306,606	-	306,606
Common stock issued to settle accounts payable	1,274,636	13	-	-	54,669	-	54,682	-	54,682
Common stock issued to settle related party debt	21,577,069	215	-	-	851,760	-	851,975	-	851,975
Common stock issued to settle non-related party debt	2,343,110	23	-	-	165,159	-	165,182	-	165,182
Paid-in capital - fair value of related party stock options vested	-	-	-	-	39,450	-	39,450	-	39,450
Paid-in capital - gain on related party debt conversion	-	-	-	-	99,647	-	99,647	-	99,647
Paid-in capital - gain on related party payables conversion	-	-	-	-	408,094	-	408,094	-	408,094
Paid-in capital - loss on debt extinguishment	-	-	-	-	155,357	-	155,357	-	155,357
Paid-in capital - beneficial conversion feature	-	-	-	-	174	-	174	-	174
Net loss for the period	-	-	-	-	-	(450,023)	(450,023)	149	(449,874)
Balances at March 31, 2020	262,091,617	$2,619	-	$-	$18,136,680	$(19,961,191)	$(1,821,892)	$(53,261)	$(1,875,153)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2020	2019

Operating Activities:
Net loss	$(449,874)	$(139,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment and forgiveness, net	(28,568)	-
Change in fair value of derivative liability	700	800
Amortization of interest - beneficial conversion feature	174	5,356
Stock warrants expense	8,656	6,982
Stock options expense	39,450	-
Stock-based compensation expense	41,302	-
Changes in assets and liabilities:
Prepaid expenses	1,578	460
Accounts payable	88,209	(17,741)
Accrued expenses	(33,228)	(1,749)
Accrued interest payable	10,807	35,857
Related party payables	1,670	(3,003)
Stock subscriptions payable	15,256	403

Net cash used in operating activities	(303,868)	(111,691)

Financing Activities:
Proceeds from notes payable - related parties	-	44,750
Proceeds from notes payable - non-related parties	-	29,000
Proceeds from issuances of common stock - non-related parties	-	39,000
Proceeds from offering of preferred stock - related parties	22,000	-
Net cash provided by financing activities	22,000	112,750

Net Change In Cash	(281,868)	1,059

Cash At The Beginning Of The Period	681,759	89

Cash At The End Of The Period	$399,891	$1,148

Schedule Of Non-Cash Investing And Financing Activities:

Accounts payable and accrued expenses converted to capital	$40,000	$-

Related party payables converted to capital	$306,606	$8,113

Related party debt converted to capital after exercise of cashless stock warrants	$65,875	$-

Related party debt converted to capital	$851,975	$-

Non-related party debt converted to capital	$87,890	$-

Gain on related party debt converted to capital	$99,647	$-

Gain on related party payables converted to capital	$408,094	$-

Fair value of stock warrants granted	$-	$22,665

Fair value of embedded conversion feature	$-	$28,000

Supplemental Disclosure:

Cash paid for interest	$-	$3,750

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On March 23, 2020, the Company filed a Definitive 14C providing notice that the Board of Directors has recommended, and that holders of a majority of the voting power of the Company’s outstanding stock voted, to approve the following.

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

The above actions taken by the Company’s stockholders will become effective on or about May 31, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2020.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2020 and December 31, 2019, and results of operations for the three month period ended March 31, 2020 and 2019.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

MARCH 31, 2020

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2020 and December 31, 2019:

March 31, 2020

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$61,350
	$-	$-	$61,350

December 31, 2019

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$60,650
	$-	$-	$60,650

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

Derivative Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations under other income (expense). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a Monte Carlo Simulation model to value the derivative instruments at inception and on subsequent valuation dates.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at March 31, 2020 and December 31, 2019. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

In applying the Black-Scholes options-pricing model, assumptions used during the quarter ended March 31, 2020 were as follows:

Dividend yield	0%
Expected volatility	136% - 227%
Risk free interest rate	0.38% - 1.70%
Expected life	1.00 - 7.17 years

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $67,710 and none during the three month period ended March 31, 2020 and March 31, 2019, respectively.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2020 and December 31, 2019, respectively.

Net Loss Per Share

The basic and fully diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

New Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize most leases on its balance sheet. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This lease standard was effective for public business entities for periods beginning after December 15, 2018. The standard’s modified retrospective transition approach will require entities to reflect the effect to reflect the effect in the earliest year presented in the financial statements. In March 2019, FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842): Amendments to the FASB Accounting Standards Codification. The amendments in this ASU contain improvements and clarifications of certain guidance in Topic 842. The new amendments are effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date). Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company has only short-term leases and has elected to utilize the practical expedient and as a result, has not recognized a right of use asset or related liability on its balance sheet.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.  The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Management adopted the provisions of this statement and took them into account in the preparation of the unaudited condensed consolidated financial statements. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

In July 2017, the FASB issued ASU-2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Noncontrolling Interests of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The first part of this update addresses the complexity of accounting for certain financial instruments with down round features and the second part addresses the complexity of distinguishing equity from liabilities. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. Under current GAAP, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date. The amendments in this Update revise the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 and interim periods within those years. Management adopted the provisions of this statement and took them into account in the preparation of the unaudited condensed consolidated financial statements. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit. The Company has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of March 31, 2020 and December 31, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard will be applied in a retrospective approach for each period presented. Management adopted the provisions of this statement and took them into account in the preparation of the unaudited condensed consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. The ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. Management adopted the provisions of this statement and took them into account in the preparation of the unaudited condensed consolidated financial statements, and it did not have a material impact on the Company’s reported consolidated financial results.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the effects, if any, of the adoption of ASU 2019-12 guidance on the Company's financial position, results of operations and cash flows.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of March 31, 2020, the Company has an accumulated deficit of $19,961,191. During the three months ended March 31, 2020, the Company also experienced negative cash flows from operating activities of $303,868. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has been considering opportunities to create synergy with its SOBR product to mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern. On October 29, 2018, the Company entered into a non-binding Letter of Intent (“LOI”) with First Capital Holdings, LLC (“FCH”). The LOI sets forth the terms under which the Company could potentially acquire certain assets related to robotics equipment from FCH in exchange for shares of their common stock equal to 60% of our then outstanding common stock on a fully-diluted basis.

On May 6, 2019, the Company entered into an Asset Purchase Agreement with IDTEC, LLC (the “APA”), under which IDTEC, LLC (“IDTEC”), an affiliate owned by FCH, agreed to provide personnel, experience, and access to funding to assist with the development of the Company’s SOBR device, as well as to sell to the Company certain robotics assets, which the Company’s management believes are synergistic with its current assets. The aggregate purchase price for the purchased assets shall be 12,000,000 restricted shares of the $0.00001 par value common stock of the Company provided that the total number of shares of the Company’s $0.00001 par value common stock issued and outstanding following a tentative closing date of May 31, 2020 shall not exceed 20,000,000 shares (on a fully-diluted basis).

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of the Company’s Directors (“SOBR SAFE”), under which (i) the Company agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with 2,000,000 shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that  the Company has  the right, upon thirty days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) shall not be callable by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire 1,000,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for $1,000,000 (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019 and has not issued these Preferred Shares as of March 31, 2020; however, the Company plans to issue these Preferred Shares in Spring 2020. As a result of the offering, the Company has a cash balance of $399,891 and $681,759 at March 31, 2020 and December 31, 2019, respectively.

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

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before March 31, 2020. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of March 31, 2020.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 3. RELATED PARTY TRANSACTIONS

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of legal fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the legal fees and costs incurred beginning with the legal services provided to the Company on November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for legal fees is paid current. The Company has recorded to equity, a total related party gain connected to these conversions during the three month period ended March 31, 2020 and 2019 of none and $8,113, respectively. The Company converted the remaining payables to common stock through a separate agreement and there are no more payables to convert as of March 31, 2020.

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, a related party and the Company’s largest shareholder, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness decreased the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015. The note was converted to common stock during the three months ended March 31, 2020.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 32,248,932 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was also recorded to equity. The principal balance of the note after the debt deduction was $31,662. On January 3, 2020, the note payable principal balance of $31,662 was converted to 316,620 common shares at a per share price of $0.10. As of March 31, 2020 and December 31, 2019, the principal balance of this note was none and $31,662, respectively. As of March 31, 2020 and December 31, 2019, the accrued interest on this note was none and $9,508, respectively.

On January 3, 2020, the Company entered into two Debt Conversion and Common Stock Purchase Agreements with Michael Lanphere, one of the Company’s officers, under which he agreed to exercise and the Company agreed to issue an aggregate of 15,103,261 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under two promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere on April 17, 2019 and July 17, 2019. The amount of the debt reduction and, therefore the purchase price of the shares was an aggregate of $65,875 which was used for the deduction of related party notes payable principal of $65,875. Pursuant to the terms of the promissory note dated April 17, 2019, 6,000,000 of the shares were issued on January 3, 2020 at an effective conversion price of $0.0040, and pursuant to the terms of the promissory note dated July 17, 2019, 9,103,261 of the shares were issued on January 3, 2020 at an effective conversion price of $0.0046. After this exercise, Lanphere Law Group owns no warrants to shares of our common stock.

On January 3, 2020, the Company entered into another Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 2,102,854 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous other remaining promissory notes. The amount of the debt reduction and, therefore the purchase price of the shares was $210,285 which was used for the deduction of related party notes payable principal of $169,606 and accrued interest of $40,679. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $42,000 and accounted for it as additional paid-in capital. The common shares were issued on January 3, 2020 at an effective conversion price of $0.10 per share.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On January 3, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Agreement with Vernon Justus, a related party, under which the Company agreed to issue 2,825,880 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Justus under a promissory note. The amount of the debt reduction and, therefore the purchase price of the shares was $282,588 which was used for the deduction of a related party note payable principal of $180,001 and accrued interest of $102,587. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $57,000 and accounted for it as additional paid-in capital. The common shares were issued on January 3, 2020 at an effective conversion price of $0.10 per share.

On January 16, 2020, the Company entered into a Accounts Payable Conversion and Common Stock Purchase Agreement with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 7,147,001 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere for unpaid legal bills. The amount of the debt reduction and, therefore the purchase price of the shares was $714,700 which was used for the deduction of related party payables of $714,700. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $408,000 and accounted for it as additional paid-in capital. The common shares were issued on January 16, 2020 at an effective conversion price of $0.10 per share.

On January 30, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal, one of the Company’s directors, under which the Company agreed to issue 16,628,835 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. The amount of the debt reduction and, therefore the purchase price of the shares was $456,641 which was used for the deduction of related party notes payable principal of $270,300 and accrued interest of $186,500. The Company also recorded a loss on related party debt extinguishment of approximately $144,000. The common shares were issued on January 30, 2020 at an effective conversion price of $0.0275 per share.

On March 23, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Agreement with Prakash Gadgil, one of the Company’s former directors, under which the Company agreed to issue 19,500 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Gadgil under a promissory note. The amount of the debt reduction and, therefore the purchase price of the shares was $1,950 which was used for the deduction of a related party note payable principal of $1,950. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $1,000 and accounted for it as additional paid-in capital. The common shares were issued on March 23, 2020 at an effective conversion price of $0.010 per share.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On March 9, 2020, the Company amended the Asset Purchase Agreement entered into with IDTEC, LLC (the “APA”) agreeing to the following:

1.

The parties further acknowledged that IDTEC, Gary Graham, First Capital Holdings, LLC and First Capital Ventures, LLC have voluntarily committed personnel and funds to the Company to assist with (i) ongoing operating expenses and pay for further engineering and development work on the Company’s products and prototypes, (ii) protect, maintain and develop the Company’s products and intellectual property, (iii) hire, pay and retain the proposed management team, third party consultants and advisors for the Company following the consummation of the sale contemplated in the APA and, (iv) take such further actions as are necessary to more quickly expand the Company’s business subsequent to the sale of the purchased assets. The parties acknowledged that the amount voluntarily advanced by IDTEC is $1,416,076 as of February 20, 2020 (and will be a greater amount by the date the APA closes or is terminated). The parties agreed that the $1,416,076 of funds advanced directly to the Company’s vendors was voluntary and are not the obligation of the Company and the Company has no obligation to repay these funds in the event the transaction contemplated by the APA does not close. In the event the transaction does close, then on the Closing Date, the Company shall issue promissory notes for the aggregate amounts incurred, paid or advanced. As of March 31, 2020, the Company received no direct advances from IDTEC. All advances were made from IDTEC directly to vendors.

2.

The parties further acknowledged that an affiliate of IDTEC, SOBR SAFE LLC, purchased TransBiotec’s Series A-1 Convertible Preferred Stock in a separate transaction. TransBiotec previously agreed that it would, if requested in writing by IDTEC, after the funding from the purchase of the TransBiotec Series A-1 Convertible Preferred Stock, pay up to $200,000 to IDTEC or its affiliates for the development of the SOBR device. In connection with the closing of the sale of the TransBiotec Series A-1 Convertible Preferred Stock, IDTEC requested, and TransBiotec paid in December 2019, a total of $141,000 to its affiliate for the development of the SOBR device.

NOTE 4. NOTES PAYABLE

Related Parties

The Company has convertible notes payable to related parties that have a principal balance of $70,000 and $161,000 as of March 31, 2020 and December 31, 2019, respectively. These notes carry interest rates of 10% and are due on demand. Each note carries a variable conversion price per share at March 31, 2020. The Company evaluated these convertible notes payable for derivative embedded conversion features and beneficial conversion features. The Company determined that there were both derivative embedded conversion features and beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, derivative embedded conversion feature amortization expense related to these convertible notes payable of $0 and $28,000, respectively, was accounted for as interest expense in the condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a related party, under which the Company agreed to issue 5,204,327 shares of its common stock in exchange for a reduction of four convertible notes payable to related parties. The amount of the debt reduction and, therefore the purchase price of the shares was $143,119 which was used for the deduction of related party convertible notes payable principal of $91,000 and accrued interest of $52,119.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The Company has a non-convertible notes payable to related parties principal balance of $11,810 and $328,423 as of March 31, 2020 and December 31, 2019, respectively. The principal balance consist of one zero interest note payable with a due date of December 31, 2012. This note is currently in default. During the  three months ended March 31, 2020, the Company converted eight non-convertible notes payable to related parties that had a principal balance of $316,613. During the three months ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with four related parties, under which the Company agreed to issue 11,388,204 shares of its common stock in exchange for a reduction of eight non-convertible notes payable to related parties. The amount of the debt reduction and, therefore the purchase price of the shares was $549,311 which was used for the deduction of related party non-convertible notes payable principal of $316,613 and accrued interest of $232,698. The Company recorded a related party gain on loan extinguishment and forgiveness of approximately $66,000.

The Company has a notes payable with detached free-standing warrants to related parties principal balance of none and $280,119 as of March 31, 2020 and December 31, 2019, respectively. These notes carried interest rates ranging from 7% - 10% and had due dates ranging from 08/05/2015 – 03/30/2020. The exercise price for each note payable with detached free-standing warrants ranged from $0.001 - $0.016. As of March 31, 2020 and December 31, 2019, these notes carried outstanding detached free-standing warrants of none and 15,103,261, respectively. The unamortized discount at March 31, 2020 and December 31, 2019 is none and $8,656, respectively. During the three month period ended March 31, 2020 and 2019, stock warrants amortization expense recorded as interest expense was $8,656 and $6,982, respectively. The reason for the increase in stock warrants expense was directly related to the timing of funds borrowed and the related amortization of its stock warrants. The relative fair market value of the related stock warrants granted during the three month period ended March 31, 2020 and 2019 was none and $22,665, respectively. During the three months ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with two related parties, under which the Company agreed to issue 20,015,299 shares of its common stock in exchange for a reduction of 24 notes payable with detached free-standing warrants to related parties. The amount of the debt reduction and, therefore the purchase price of the shares was $320,858 which was used for the deduction of related party notes payable with detached free-standing warrants principal of $280,119 and accrued interest of $40,739. The Company recorded a related party gain on loan extinguishment and forgiveness of approximately $34,000.

Total interest expense for related party notes was $30,705 and $20,805 for the three month period ended March 31, 2020 and 2019, respectively.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Related party notes payable consist of the following:

	March 31, 2020	December 31, 2019

Convertible Notes Payable	$70,000	$161,000
Conventional Non-Convertible Notes Payable	11,810	328,423
Notes Payable with Detached Free-standing Warrants	-	280,119
Unamortized Discount	-	(8,656)
Net Related Party Notes Payable	$81,810	$760,886

Non-Related Parties

The Company has convertible notes payable to non-related parties that have a principal balance of $81,683 and $143,136 as of March 31, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 11/08/2012 - 3/06/2022. Three of the four notes are currently in default. These notes carry conversion prices ranging from $0.06- $0.3235688 per share. The Company evaluated these convertible notes payable for derivative embedded conversion features and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and 2019, beneficial conversion feature amortization expense related to these convertible notes payable of $0 and $5,356, respectively, was accounted for as amortization of interest - beneficial conversion feature expense in the condensed consolidated statements of operations. During the three month period ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with six non-related parties, under which the Company agreed to issue 1,667,490 shares of its common stock in exchange for a reduction of eleven convertible notes payable to non-related parties. The amount of the debt reduction and, therefore the purchase price of the shares was $166,749 which was used for the deduction of non-related party convertible notes payable principal of $83,952 and accrued interest of $82,797. The Company recorded a non-related party gain on loan extinguishment or forgiveness of approximately $56,000. During the three months ended March 31, 2020, the Company also entered into a non-related party convertible note payable agreement to convert a high interest rate convertible non-related party note payable with a principal balance of $25,000 and accrued interest due of $22,500 to a non-related party convertible note payable of $47,500 that accrues interest at 5%. The note conversion rate is $0.06 per common share. The Company recorded a loss on non-related party debt extinguishment of $11,697.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The Company has non-convertible notes payable to non-related parties that have a principal balance of $17,500 and $21,438 as of March 31, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from 12/27/2013 - 11/11/2015. All outstanding notes are currently in default. During the three month period ended March 31, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a non-related party, under which the Company agreed to issue 675,610 shares of its common stock in exchange for a reduction of his non-convertible non-related party note payable. The amount of the debt reduction and, therefore the purchase price of the shares was $67,561 which was used for the deduction of non-related party non-convertible notes payable principal of $3,938 and accrued interest of $63,623. The Company recorded a non-related party gain on loan extinguishment or forgiveness of approximately $14,000.

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of March 31, 2020 and December 31, 2019, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

Total interest expense for non-related party notes was $6,123 and $13,670 for the three month period ended March 31, 2020 and 2019, respectively.

Non- related party notes payable consist of the following:

	March 31, 2020	December 31, 2019

Convertible Notes Payable	$81,683	$143,136
Conventional Non-Convertible Notes Payable	17,500	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	-	-
Net Non-Related Party Notes Payable	$104,183	$169,574

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 5.  DERIVATIVE LIABILITY

In 2019, the Company borrowed $70,000 under convertible promissory note agreements from an unrelated party that  are due upon demand.  The notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the notes is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.05%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The fair value of the embedded derivative is $61,350 and is recorded on the balance sheet as a derivative liability at March 31, 2020. None of these notes were converted during the three month period ended March 31, 2020. Utilizing level 3 inputs, the Company recorded a fair market value loss of $700 and $800 during the three month period ended March 31, 2020 and 2019, respectively.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2019	$60,650
Fair market value adjustments	700
Balance at March 31, 2020	$61,350

NOTE 6. STOCK SUBSCRIPTIONS PAYABLE

The Company has common stock subscriptions payable due to related parties of $79,624 payable with 2,962,688 of its common shares at March 31, 2020. The Company has common stock subscriptions payable due to related parties of $79,624 payable with 2,962,688 of its common shares at December 31, 2019. The Company recorded a related party gain of none and $8,113 related to the outstanding common stock subscriptions payable during the three month period ended March 31, 2020 and 2019, respectively.

The Company has common stock subscriptions payable due to non-related parties of $20,502 payable with 502,500 of its common shares at March 31, 2020. The Company had no common stock subscriptions payable due to non-related parties at December 31, 2019.

The Company has preferred stock subscriptions payable due to related parties of $1,022,000 payable with 1,022,000 of its 8% Series A-1 Convertible Preferred shares as of March 31, 2020. The Company has preferred stock subscriptions payable due to related parties of $1,000,000 payable with 1,000,000 of its 8% Series A-1 Convertible Preferred shares as of December 31, 2019.

NOTE 7. COMMON STOCK

On February 25, 2019, the Company issued 35,454,547 shares of its common stock to non-related parties for $39,000 in cash.

On January 3, 2020, the Company converted $34,534 of non-related party debt into 345,343 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $6,907 as other income in the consolidated statements of operations.

On January 3, 2020, the Company converted $6,482 of non-related party debt into 64,825 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $1,296 as other income in the consolidated statements of operations.

On January 3, 2020, the Company converted $39,356 of non-related party debt into 393,563 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $7,871 as other income in the consolidated statements of operations.

On January 3, 2020, the Company converted $97,624 of non-related party debt into 976,236 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $19,525 as other income in the consolidated statements of operations.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On January 3, 2020, a related party exercised 9,103,261 stock warrants and in exchange converted $41,875 in related party debt owed to him under a promissory note.  The shares were issued at a value of $0.0046 per share pursuant to the terms of the convertible note.

On January 3, 2020, a related party exercised 6,000,000 stock warrants and in exchange converted $24,000 in related party debt owed to him under a promissory note.  The shares were issued at a value of $0.0040 per share pursuant to the terms of the convertible note.

On January 3, 2020, the Company converted $210,285 of related party debt into 2,102,854 issued shares of its common stock at $0.10 per share and recorded a related party gain of $42,057 to additional paid-in capital.

On January 3, 2020, the Company converted $282,588 of related party debt into 2,825,880 issued shares of its common stock at $0.10 per share and recorded a related party gain of $56,518 to additional paid-in capital.

On January 16, 2020, the Company converted $40,000 of non-related party accounts payable into 400,000 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $22,840 as other income in the consolidated statements of operations.

On January 16, 2020, the Company converted $87,464 of non-related party accounts payable into 874,636 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $49,942 as other income in the consolidated statements of operations.

On January 16, 2020, the Company converted $714,700 of related party payables into 7,147,001 issued shares of its common stock at $0.10 per share and recorded a related party gain of $408,094 to additional paid-in capital.

On January 22, 2020, the Company converted $23,814 of non-related party debt into 238,143 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $14,289 as other income in the consolidated statements of operations.

On January 30, 2020, the Company converted $456,641 of related party debt into 16,628,835 issued shares of its common stock at $0.0275 per share and recorded a related party gain of $456,634 to additional paid-in capital. The Company recorded a loss on debt extinguishment of $143,660 as other expense in the consolidated statements of operations.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On March 15, 2020, the Company converted $32,500 of non-related party debt into 325,000 issued shares of its common stock at $0.10 per share and recorded a non-related party gain of $19,240 as other income in the consolidated statements of operations.

On March 20, 2020, the Company issued 20,000 common shares at $1.04 per share to a non-related party as stock compensation for services provided.

On March 23, 2020, the Company converted $1,950 of related party debt into 19,500 issued shares of its common stock at $0.10 per share and recorded a related party gain of $1,073 to additional paid-in capital.

NOTE 8. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred stock. In each calendar year, the holders of the Series A Convertible Preferred stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred stock simultaneously. Dividends on the Series A Convertible Preferred stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred stock plus all declared but unpaid dividends on the Series A Convertible Preferred stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $0.05. The shares of Series A Convertible Preferred stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement (the “Investment Agreement”) with First Capital Ventures, LLC (“FCV”), and its assignee. The Company desires to raise between $1,000,000 and $2,000,000 from the sale of its 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. The Company granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. The Company also agreed to cancel all shares of its previously issued and outstanding Series A Convertible Preferred Stock immediately following the closing date. The Company further agreed to issue FCV a three-year stock warrant to purchase 4,800,000 shares of its common stock at an exercise price of $ 0.03125 per share immediately following the closing date, which was valued at $122,889 and expensed upon grant for services provided. The Company agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV.

In accordance with the August 8, 2019 Investment Agreement with FCV, on December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $1 per share (not to be affected by any reverse stock split in connection with the Asset Purchase Agreement with IDTEC), (d) redemption rights such that we have the right, upon 30 days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis.

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors (“SOBR SAFE”), under which SOBR SAFE agreed to acquire 1,000,000 shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), in exchange for $1,000,000 (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019. In connection with the closing of the SPA, holders of the Company’s common stock representing approximately 52% of the Company’s then-outstanding common stock and voting rights signed irrevocable proxies to Gary Graham and/or Paul Spieker for the purpose of allowing Mr. Graham and/or Mr. Spieker to vote those shares on any matters necessary to close the transaction that is the subject of the certain Asset Purchase Agreement with IDTEC dated May 6, 2019, as amended.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

As of March 31, 2020 and December 31, 2019, the Company has sold 1,022,000 and 1,000,000 shares of its 8% Series A-1 Convertible Preferred Stock, respectively, but has not issued any stock certificates yet.

The Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The preferred shareholders will participate in any common stock dividends on an as converted basis. During the three month period ended March 31, 2020 and 2019, no dividends have been declared for holders of the 8% Series A-1 Convertible Preferred stock.

NOTE 9.  STOCK WARRANTS AND STOCK OPTIONS

Stock Warrants

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: 60% or 80% of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than $0.025. Each Stock Fee is fully vested immediately and expires 5 years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. After the Company entered into a Debt Conversion and Common Stock Purchase Plan with Mr. Lanphere dated January 3, 2020, under which he agreed to exercise his stock warrants and the Company agreed to convert and issue 15,103,261 shares of its common stock to reduce a notes payable principal balance consisting of two notes in the amount of $65,875. The Company did not record a loss on debt extinguishment for this conversion pursuant to ASC 470-20-40-4 that states that upon conversion in accordance with its original terms, the carrying amount of the convertible debt without a BCF, including any unamortized premium or discount, is credited to the capital accounts and no gain or loss should be recognized. Mr. Lanphere owns no more warrants to shares of our common stock. The number of warrants outstanding to Mr. Lanphere at March 31, 2020 and December 31, 2019 were none and 15,103,261, respectively.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”). FCV set up a special purpose vehicle (“SPV”) that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1.00 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three year warrant to purchase 4,800,000 shares of the Company’s common stock at an exercise price of $0.03125 per share. The number of warrants outstanding to the SPV through FCV at March 31, 2020 and December 31, 2019 are 4,800,000 and 4,800,000, respectively.

The total outstanding balance of all non-employee stock warrants in TransBiotec, Inc. is 4,800,000 and 19,903,261 at March 31, 2020 and December 31 2019, respectively. There were no non-employee detached free-standing stock warrants granted during the three month period ended March 31, 2020 and 10,582,162 non-employee detached free-standing stock warrants granted during the three month period ended March 31, 2019. The relative fair value of these non-employee stock warrants granted during the three month period ended March 31, 2020 and 2019 totaled none and $22,665, respectively, and were determined using the Black-Sholes option pricing model based on the following assumptions:

	Mar. 31, 2020	Mar. 31, 2019
Exercise Price	-	$0.0018664652 - $0.0114
Dividend Yield	-	0%
Volatility	-	135% - 138%
Risk-free Interest Rate	-	2.31% - 2.53%
Life of Warrants	-	5 Years

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

The following table summarizes the changes in the Company’s outstanding warrants during the three month period ended March 31, 2020 and 2019, and as of March 31, 2020 and 2019:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance at December 31, 2018	24,003,003	$0.0042 - 0.0190	3.45 Years	$0.0058	$-
Warrants Granted	10,582,162	$0.0018664652- 0.0062	4.93 Years	$0.0028	$13,537
Warrants Exercised	-	-
Warrants Expired	-	-
Balance at March 31, 2019	34,585,165	$0.0018664652-0.0190	3.73 Years	$0.0049	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance at December 31, 2019	19,903,261	$0.0040 - 0.03125	3.97 Years	$0.01080	$1,276,870
Warrants Granted	-	-
Warrants Exercised	(15,103,261)	$0.0040 - $0.0046		$0.00440
Warrants Expired	-
Balance at March 31, 2020	4,800,000	$0.03125	2.70 Years	$0.03125	$18,000
Exercisable at December 31, 2019	19,903,261	$0.0040 – 0.03125	3.97 Years	$0.01080	$1,276,870
Exercisable at March 31, 2020	4,800,000	$0.03125	2.70 Years	$0.03125	$18,000

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective.  The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 128,000,000. As of March 31, 2020 and December 31, 2019, the Company granted stock options to acquire 76,670,000 and 76,000,000 shares of common stock under the plan, respectively. As of March 31, 2020, the plan has 21,722,216 vested shares and 54,947,784 non-vested shares. As of December 31, 2019, the plan had 14,755,287 vested shares and 61,244,713 non-vested shares. The stock options are held by our officers, directors and certain key consultants.

The following table summarizes the changes in the Company’s outstanding stock options during the three month period ended March 31, 2020 and 2019, and as of March 31, 2020 and 2019:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	1,775,000	$0.0045-0.25	2.32 Years	$0.0083	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at March 31, 2019	1,775,000	$0.0045–0.25	2.07 Years	$0.0083	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	79,200,000	$0.00792-0.03125	8.97 Years	$0.0089	$5,238,080
Options Granted	670,000	$0.00792	2.96 Years	$0.0079	$18,144
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at March 31, 2020	79,870,000	$0.00792-0.03125	8.57 Years	$0.0089	$2,088,224
Exercisable at December 31, 2019	17,955,287	$0.00792–0.03125	8.93 Years	$0.0121	$1,129,785
Exercisable at March 31, 2020	24,922,216	$0.00792-0.03125	8.93 Years	$0.0109	$600,238

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

Executive Stock Options

The Company has 16,722,216 outstanding executive stock options exercisable at $0.00792 per share of March 31, 2020 and no outstanding executive stock options as of December 31, 2019.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s directors, options to acquire 800,000 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.00792 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 200,000 and 0 stock options were vested as of March 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of March 31, 2020.

On October 25, 2019, the Company granted Nick Noceti, the Company’s Chief Financial Officer, options to acquire 800,000 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.00792 and vest quarterly over a two-year period commencing January 1, 2020. The stock options have a five-year term. A total of 100,000 and 0 stock options were vested as of March 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of March 31, 2020.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s directors, options to acquire 800,000 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.00792 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 200,000 and 0 stock options were vested as of March 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of March 31, 2020.

On October 25, 2019, the Company entered into an Employment Agreement with Kevin Moore to serve as the Company’s Chief Executive Officer. Under the terms of the agreement, the Company granted Kevin Moore stock options under its 2019 Equity Compensation Plan to acquire 35,200,000 shares of its common stock at an exercise price of $0.00792. The stock options vest in 36 equal monthly installments of 977,777 shares during the three-year term of his Employment Agreement. 2,933,331 stock options vested during the three month period ended March 31, 2020. A total of 4,888,885 and 1,955,555 stock options were vested as of March 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of March 31, 2020 or December 31, 2019.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

On October 25, 2019, the Company entered into an Employment Agreement with David Gandini to serve as the Company’s Chief Revenue Officer. Under the terms of the agreement, the Company granted David Gandini stock options under its 2019 Equity Compensation Plan to acquire 24,000,000 shares of its common stock at an exercise price of $0.00792. The stock options vest in 36 equal monthly installments of 666,666 shares during the three-year term of his Employment Agreement. David Gandini was also granted an aggregate of 8,000,000 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 6,666,600 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 1,333,400 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. 3,333,598 stock options vested during the three month period ended March 31, 2020. A total of 11,333,330 and 7,999,732 stock options were vested as of March 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of March 31, 2020 or December 31, 2019.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. The Company leased the same office space on a month to month basis until December 31, 2019. On October 15, 2019, the Company entered into a short-term lease agreement with Highland School that is between $2,800 - $2,900 per month and ends on April 30, 2020. The Company also leases an office space for $1,300 per month on a short-term (month to month) basis through a related party that terminates at any time. Rent expense under office leases, including CAM charges, was $14,147 and $13,105 for the three month period ended March 31, 2020 and 2019, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter.  In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of May 2020.

We currently have one outstanding judgment against us involving a past employee of the Company.  The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and we are working to get this amount paid off.

TransBiotec, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 11. SUBSEQUENT EVENTS

On April 1, 2020, the Company issued 2,500,000 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable balance of $43,753 owed to them. The shares were issued at a value of $0.0175 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement.

On April 6, 2020, the Company issued 1,278,840 shares of its common stock to a related party in exchange for their agreement to settle a related party accounts payable of $127,840 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement.  The conversion was in full satisfaction of all outstanding amounts owed.

On April 7, 2020, the Company issued 227,200 shares of its common stock to a related party in exchange for their agreement to settle an accounts payable balance of $9,656 owed to them. The shares were issued at a value of $0.0425 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement.  The conversion was in full satisfaction of all outstanding amounts owed.

On April 20, 2020, the Company agreed to convert 310,845 shares of its common stock at $0.03125 per share to a non-related party in exchange for their agreement to settle a payable balance of $9,714 owed to them. The conversion was in full satisfaction of all outstanding amounts owed.

On April 21, 2020, the Company agreed to convert 1,216,000 shares of its common stock at $0.03125 per share to a non-related party in exchange for their agreement to settle a payable balance of $38,000 owed to them. The conversion was in full satisfaction of all outstanding amounts owed.

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

On May 6, 2019, we signed a definitive Asset Purchase Agreement (the “APA”) with IDTEC, LLC (and an Amendment No. 1 on March 9, 2020), to acquire certain assets related to robotics equipment, which our management believes is synergistic with our current assets, from IDTEC in exchange for shares of our common stock equal to 60% of our then outstanding common stock. The APA is subject to several conditions precedent, primarily: (i) we must be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we must complete a reverse stock split of our common stock such that approximately 8,000,000 shares will be outstanding immediately prior to closing the transaction with no convertible instruments other than as set forth in the APA and our authorized common stock must be reduced to 100,000,000 shares, and (iii) we must not have more than approximately $150,000 in current liabilities. We do not believe we will close this transaction until spring 2020. At the time of the closing of the transaction we estimate we will have approximately 268,000,000 shares of our common stock outstanding before factoring in any reverse stock split.

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

The description of the APA set forth in this Quarterly Report is qualified in its entirety by reference to the full text of that document and Amendment No. 1 to the APA, which are attached as Exhibit 10.1 and 10.12, respectively, to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

If the closing occurs, the assets being acquired under the APA are the same assets that were subject to the Letter of Intent with First Capital Holdings, LLC we previously announced in our Current Report on Form 8-K filed on November 6, 2018.

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (the “Company” or “TBT”), a California corporation, from TBT's directors in exchange for 12,416,462 shares of our common stock.

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

As a result of the acquisitions, TBT's business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

We have developed and patented a high technology, state-of-the-art transdermal sensing system that detects alcohol levels through a person's skin.

The following discussion:

o	summarizes our plan of operation; and

o	analyzes our financial condition and the results of our operations for the three months ended March 31, 2020 and 2019.

This discussion and analysis should be read in conjunction with TBT's financial statements included as part of this Quarterly Report on Form 10-Q, as well as TBT’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations for Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Summary of Results of Operations

	Three Months Ended March 31,
	2020	2019
Revenue	$-	$-

Operating expenses:
General and administrative	157,047	52,602
Stock-based compensation expense	41,302	-
Management salaries and consulting fees	163,275	16,412
Research and development	67,710	-
Total operating expenses	429,334	69,014

Operating loss	(429,334)	(69,014)

Other income (expense):
Gain on extinguishment and forgiveness of debt, net	28,568	-
Loss on fair value adjustment – derivatives	(700)	(800)
Interest expense	(48,234)	(63,886)
Amortization of interest – beneficial conversion feature	(174)	(5,356)
Total other income (expense)	(20,540)	(70,042)

Net loss	$(449,874)	$(139,056)

Operating Loss; Net Loss

Our net loss increased by $310,818 from $139,056 to $449,874, from the three month period ended March 31, 2019 compared to the three month period ended March 31, 2020. Our operating loss increased by $360,320, from $69,014 to $429,334 for the same periods. The change in our net loss for the three months ended March 31, 2020, compared to the prior year period, is primarily a result of us having increases in general and administrative expenses, stock-based compensation expense, management salaries and consulting expenses and research and development expenses, partially offset by a gain on extinguishment and forgiveness of debt, and a decrease in our interest expense in 2020 compared to 2019. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBR, our unique alcohol sensor technology. Although we have not had any sales to date, we believe we are close to our first sales and revenue, but that will be dependent upon our ability to raise sufficient funds to bring the SOBR device to market.

General and Administrative Expenses

General and administrative expenses increased by $104,445, from $52,602 for the three month period ended March 31, 2019 to $157,047 for the three month period ended March 31, 2020, primarily due to increases in stock option expenses.

Stock-Based Compensation Expenses

Stock-based compensation expenses increased by $41,302 from none for the three month period ended March 31, 2019 to $41,302 for the three month period ended March 31, 2020, primarily due to a consulting agreement that contained a stock-based compensation provision.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $146,863 from $16,412 for the three month period ended March 31, 2019 to $163,275 for the three month period ended March 31, 2020, primarily due to increased salaried employment contracts the Company entered into coupled with an increase in consultants the Company is using.

Research and Development

Research and development costs increased by $67,710 from none for the three month period ended March 31, 2019 to $67,710 for the three month period ended March 31, 2020, primarily due to increased activity in developing the Company’s SOBR device.

Gain on Extinguishment and Forgiveness of Debt, Net

Gain on extinguishment and forgiveness of debt, net was $28,568 for the three month period ended March 31, 2020, compared to $0 for the three month period ended March 31, 2019. This increase was due to us converting several notes payable with conversion prices greater than the fair market price on the conversion date during the three months ended March 31, 2020, but none during the three months ended March 31, 2019.

Loss on Fair Value Adjustment – Derivatives

Loss on fair value adjustment – derivatives was $700 for the three months ended March 31, 2020, compared to $800 for the three months ended March 31, 2019. For both periods the amounts are related to us having an outstanding financial instrument that contain an embedded derivative liability.

Interest Expense

Interest expense decreased by $15,652, from $63,886 for the three month period ended March 31, 2019 to $48,234 for the three month period ended March 31, 2020. For both periods these amounts are largely due to stock warrants expense, amortization of the embedded derivative discount, the interest on outstanding debt and increased borrowings.

Amortization of Interest – Beneficial Conversion Feature

During the three month period ended March 31, 2020, our amortization of interest – beneficial conversion feature was $174, compared to $5,356 during the three-month period ended March 31, 2019. The expense is due to the amortization of interest on the Company’s Series A-1 Convertible Preferred Stock that contains a beneficial conversion feature. The decrease is due to the full amortization of the beneficial conversion feature on a non related party convertible note payable in 2019.

Liquidity and Capital Resources for Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Introduction

During the three months ended March 31, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2020 is $399,891 and our monthly cash flow burn rate is approximately $90,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2020 and as of December 31, 2019, respectively, are as follows:

	March 31, 2020	December 31, 2019	Change

Cash	$399,891	$681,759	$(281,868)
Total Current Assets	$407,367	$690,813	$(283,446)
Total Assets	$407,367	$690,813	$(283,446)
Total Current Liabilities	$2,282,520	$4,283,934	$(2,001,414)
Total Liabilities	$2,282,520	$4,283,934	$(2,001,414)

Our current assets decreased as of March 31, 2020, as compared to December 31, 2019, due to us having less cash on hand and slightly less prepaid expenses at March 31, 2020. The decrease in our total assets between the two periods was also related to the decreased cash on hand and slightly less prepaid expenses at March 31, 2020 compared to December 31, 2019.

Our current liabilities decreased by $2,001,414 as of March 31, 2020, as compared to December 31, 2019. This decrease was primarily due to decreases in notes payable – related parties, notes payable – non-related parties, related party payables, accrued interest payable, accrued expenses, and accounts payable, offset by a slight increase in derivative liabilities, common stock subscriptions payable and preferred stock subscriptions payable. The decreases in notes payable – related parties, notes payable – non-related parties, related party payables, accrued interest payable, accrued expenses, and accounts payable were largely a result of us issuing shares of our common stock to certain related parties and non-related parties in exchange for the extinguishment of our obligations owed to them.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $303,868 for the three-month period ended March 31, 2020, as compared to net cash used for operating activities of $111,691 for the three-month period ended March 31, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $449,874 and gain on debt extinguishment and forgiveness, net of $28,568, offset by stock-based compensation expense of $41,302, stock options expense of $39,450, stock warrants expense of $8,656, amortization of interest – beneficial conversion feature of $174, and change of in fair value derivative liability of $700, and changes in our accounts payable of $88,209, accrued expenses of $33,228, accrued interest payable of $10,807, related party payables of $1,670, stock subscriptions payable of $15,256, and prepaid expenses of $1,578. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of $139,056, offset by stock warrants expense of $6,982, amortization - beneficial conversion feature of $5,356, and change in fair value of derivative liability of $800, and changes in our accounts payable of $17,741, accrued expenses of $1,749, accrued interest payable of $35,857, related party payables of $3,003, stock subscriptions payable of $403, and prepaid expenses of $460.

Investments

We had no cash provided by or used for investing activities during the three-month period ended March 31, 2020 or March 31, 2019.

Financing

Our net cash provided by financing activities for the three-month period ended March 31, 2020 was $22,000, compared to $112,750 for the three-month period ended March 31, 2019. For the three-month period ended March 31, 2020, our net cash from financing activities consisted entirely of proceeds from offering of preferred stock – related parties of $22,000. For the three-month period ended March 31, 2019, our net cash from financing activities consisted of proceeds from notes payable – related parties of $44,750, proceeds from notes payable – non-related parties of $29,000, and proceeds from issuances of common stock – non-related parties of $39,000.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it will have an adverse effect on the Company’s results of future operations, financial position, and liquidity in year 2020.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of May 2020.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020 we issued the following unregistered securities:

On January 3, 2020, we issued 2,102,854 shares of our common stock to Michael Lanphere (“Lanphere”) in exchange for his agreement to convert $210,285 in debt owed to him under numerous promissory notes. The shares were issued at a value of $0.10 per share and with a standard restrictive legend pursuant to the terms of a Common Stock Purchase Agreement. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Lanphere is one of our executive officers and current shareholders, is a sophisticated investor and familiar with our operations.

On January 3, 2020, we issued 6,000,000 shares of our common stock to Michael Lanphere in exchange for his agreement to exercise his stock warrants fee to convert $24,000 in debt owed to him under a promissory note dated April 17, 2019. The shares were issued at a value of $0.004 per share pursuant to the terms of the convertible note, and were issued with a standard restrictive legend pursuant to the terms of a Common Stock Purchase Agreement. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Lanphere is one of our executive officers and current shareholders, is a sophisticated investor and familiar with our operations.

            On January 3, 2020, we issued 9,103,261 shares of our common stock to Michael Lanphere in exchange for his agreement to exercise his stock warrants fee to convert $41,875 in debt owed to him under a promissory note dated July 17, 2019. The shares were issued at a value of $0.0046 per share pursuant to the terms of the convertible note, and were issued with a standard restrictive legend pursuant to the terms of a Common Stock Purchase Agreement. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Lanphere is one of our executive officers and current shareholders, is a sophisticated investor and familiar with our operations.

On January 3, 2020, we issued an aggregate of 4,605,847 shares of our common stock to five non-affiliate investors in exchange for their agreement to convert $460,585 in debt owed to them under numerous promissory notes. The shares were issued at a value of $0.10 per share and with a standard restrictive legend pursuant to the terms of Common Stock Purchase Agreements. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are known to our management team, are sophisticated investor and are familiar with our operations.

On January 16, 2020, we issued 1,274,636 shares of our common stock to two non-related parties in exchange for their agreement to settle an accounts payable of $127,464 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of Common Stock Purchase Agreements. The conversion was in full satisfaction of all amounts due to them. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are known to our management team, are sophisticated investor and are familiar with our operations.

On January 16, 2020, we issued 7,147,001 shares of our common stock to Michael Lanphere in exchange for his agreement to settle an accounts payable balance of $714,700 owed to him. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of Common Stock Purchase Agreements. The conversion was in full satisfaction of all amounts due to him. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Lanphere is one of our executive officers and current shareholders, is a sophisticated investor and familiar with our operations.

On January 22, 2020, we issued 238,143 shares of its common stock to a non-related party in exchange for their agreement to settle an accounts payable of $23,814 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the amounts owed. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was known to our management team, is a sophisticated investor and familiar with our operations.

On January 29, 2020, we agreed to convert 16,628,835 shares of our common stock at $0.0274608 per share to Devadatt Mishal in exchange for his agreement to settle various promissory notes of $456,641 owed to him and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the amounts owed. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Mishal is one of our executive officers and current shareholders, is a sophisticated investor and familiar with our operations.

On March 2, 2020, we issued 20,000 shares of our common stock to a non-related party in exchange for their agreement to settle an accounts payable balance of $900 owed to them. The shares were issued at a value of $0.045 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the amounts owed. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was known to our management team, is a sophisticated investor and familiar with our operations.

On March 15, 2020, we agreed to issue 325,000 shares of our common stock to a non-related party in exchange for their agreement to settle a notes payable of $32,500 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the amounts owed. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was known to our management team, is a sophisticated investor and familiar with our operations.

On March 21, 2020, we agreed to issue 19,500 shares of our common stock to a non-related party in exchange for their agreement to settle a notes payable of $1,950 owed to them. The shares were issued at a value of $0.10 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in full satisfaction of the amounts owed. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was known to our management team, is a sophisticated investor and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, the Company borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2020 this note was in default.

On November 11, 2011, the Company borrowed $25,000 from a non-related party. The note payable carries an interest rate of 30% and matured on November 8, 2012. As of March 31, 2020 this note was in default.

On February 20, 2012, the Company borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2020 this note was in default.

On March 20, 2012, the Company borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2020 this note was in default.

On September 27, 2013, the Company borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2020 this note was in default.

On March 14, 2014, the Company borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of March 31, 2020 this note was in default.

On July 31, 2015, the Company borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2020 this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (6)	Amended and Restated Bylaws of TransBiotec, Inc.

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12*	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*	Filed herewith.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransBiotec, Inc.

Dated: May 22, 2020	By:	/s/ Charles Bennington
Charles Bennington
	Its:	President and Principal Executive Officer

