Form 10-Q
period 2020-06-30
SOBR Safe, Inc.
filed 2020-08-20
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53316

SOBR Safe, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

885 Arapahoe Road Boulder, CO	80302
(Address of principal executive offices)	(Zip Code)

(303) 443-4430

Registrant’s telephone number, including area code

TransBiotec, Inc.
(Former name, address, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2020, there were 20,046,847 shares of common stock, $0.00001 par value, issued and outstanding.

SOBR SAFE, INC.

PART I – FINANCIAL INFORMATION

Forward-Looking Statement Disclaimer

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

Reverse Stock Split

At the open of market on June 8, 2020, our 1-for-33.26 reverse split of our common stock went effective with OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of June 30, 2020 and December 31, 2019, the statements of operations for the three and six months ended June 30, 2020 and 2019, the statements of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the statements of cash flows for the six months ended June 30, 2020 and 2019, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR Safe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$727,633	$681,759
Related party receivables	6,446	-
Prepaid expenses	9,488	9,054
Total current assets	743,567	690,813

Property and equipment, net of accumulated depreciation $44,788 and $43,683 at June 30, 2020 and December 31, 2019, respectively	46,620	-

SOBR Safe Intellectual Technology, net of accumulated amortization of $32,122 at June 30, 2020	3,822,553	-

Other assets	8,680	-
Total Assets	$4,621,420	$690,813

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$78,202	$213,880
Accrued expenses	393,882	419,836
Accrued interest payable	126,417	674,041
Related party payables	31,590	905,443
Derivative liabilities	-	60,650
Common stock subscriptions payable	100,126	79,624
Preferred stock subscriptions payable	1,770,000	1,000,000
Notes payable - current - related parties	1,496,999 *	760,886 *
* Includes unamortized debt discount related to detached warrants of none and $8,656 at June 30, 2020 and December 31, 2019, respectively
Notes payable - current - non-related parties	145,848	169,574
Total current liabilities	4,143,064	4,283,934

Total Liabilities	4,143,064	4,283,934
Stockholders' Equity (Deficit)
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 20,046,424 and 6,452,993 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, after 1-for-33.26 reverse stock split	201	65
Additional paid-in capital	48,203,770	15,971,392
Accumulated deficit	(47,672,155)	(19,511,168)
Total SOBR Safe, Inc. stockholders' equity (deficit)	531,816	(3,539,711)
Noncontrolling interest	(53,460)	(53,410)

Total Stockholders' Equity (Deficit)	478,356	(3,593,121)

Total Liabilities and Stockholders' Equity (Deficit)	$4,621,420	$690,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	177,915	81,483	276,107	150,497
Stock-based compensation expense	-	-	41,302	-
Management salaries and consulting fees	461,864	-	683,993	-
Research and development	89,570	-	157,280	-
Total operating expenses	729,349	81,483	1,158,682	150,497

Loss from operations	(729,349)	(81,483)	(1,158,682)	(150,497)

Other income (expense):
Loss on extinguishment of debt, net	(297,711)	-	(269,144)	-
Gain on fair value adjustment - derivatives	61,350	4,000	60,650	3,200
Interest expense	(17,397)	(67,065)	(65,631)	(130,951)
Amortization of interest - beneficial conversion feature	(1,407,501)	(12,407)	(1,407,675)	(17,763)
Asset impairment adjustment	(25,320,555)	-	(25,320,555)	-
Total other income (expense)	(26,981,814)	(75,472)	(27,002,355)	(145,514)

Loss before provision for income taxes	(27,711,163)	(156,955)	(28,161,037)	(296,011)

Provision for income taxes	-	-	-	-

Net loss	(27,711,163)	(156,955)	(28,161,037)	(296,011)

Net loss attributable to noncontrolling interest	199	818	50	1,585

Net loss attributable to SOBR Safe, Inc.	$(27,710,964)	$(156,137)	$(28,160,987)	$(294,426)

Net loss per share
(Basic and fully diluted)	$(2.45)	$(0.034)	$(2.97)	$(0.069)

Weighted average number of common shares outstanding	11,330,815	4,576,236	9,484,508	4,246,430

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
	Common Stock		Preferred Stock				Stockholders' Equity		Total
		Amount		Amount	Additional		(Deficit)		Stockholders'
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	SOBR Safe, Inc.	Noncontrolling Interest	Equity (Deficit)
Balances at January 1, 2019	3,510,255	$35	1,388,575	$14	$14,888,941	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	1,065,982	11	-	-	38,989	-	39,000	-	39,000
Paid-in capital - fair value of stock warrants granted	-	-	-	-	22,665	-	22,665	-	22,665
Paid-in capital - gain on related party debt conversion	-	-	-	-	8,113	-	8,113	-	8,113
Net loss for the period	-	-	-	-	-	(138,289)	(138,289)	(767)	(139,056)
Balances at March 31, 2019	4,576,236	$46	1,388,575	$14	$14,958,708	$(18,400,425)	$(3,441,657)	$(51,052)	$(3,492,709)

Paid-in capital-relative fair value of stock warrants granted	-	-	-	-	12,365	-	12,365	-	12,365
Paid-in capital-gain on related party debt conversion	-	-	-	-	7,409	-	7,409	-	7,409
Net loss for the period	-	-	-	-	-	(156,137)	(156,137)	(818)	(156,955)
Balances at June 30, 2019	4,576,236	$46	1,388,575	$14	$14,978,482	$(18,556,562)	$(3,578,020)	$(51,870)	$(3,629,890)

Balances at January 1, 2020	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	601	-	-	-	20,800	-	20,800	-	20,800
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued to settle related party payables	214,883	2	-	-	493,072	-	493,074	-	493,074
Common stock issued to settle accounts payable and accrued expenses	38,323	-	-	-	92,385	-	92,385	-	92,385
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Paid-in capital - fair value of stock options vested	-	-	-	-	39,450	-	39,450	-	39,450
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - gain on related party payables conversion	-	-	-	-	221,557	-	221,557	-	221,557
Paid-in capital - loss on related party debt extinguishment	-	-	-	-	116,893	-	116,893	-	116,893
Paid-in capital - beneficial conversion feature	-	-	-	-	174	-	174	-	174
Net loss for the period	-	-	-	-	-	(450,023)	(450,023)	149	(449,874)
Balances at March 31, 2020	7,880,084	$78	-	$-	$18,139,221	$(19,961,191)	$(1,821,892)	$(53,261)	$(1,875,153)

Common stock issued to settle accounts payable and accrued expenses	121,072	2	-	-	173,290	-	173,292	-	173,292
Common stock issued to settle related party payables	45,268	1	-	-	86,739	-	86,740	-	86,740
Common stock issued for asset purchase	12,000,000	120	-	-	27,119,880	-	27,120,000	-	27,120,000
Paid-in capital - beneficial conversion feature	-	-	-	-	1,407,501	-	1,407,501	-	1,407,501
Paid-in capital - fair value of stock warrants granted	-	-	-	-	695,454	-	695,454	-	695,454
Paid-in capital - gain on related party payables conversion	-	-	-	-	50,741	-	50,741	-	50,741
Paid-in capital - loss on extinguishment of convertible notes	-	-	-	-	273,462	-	273,462	-	273,462
Paid-in capital - fair value of stock options vested	-	-	-	-	257,482	-	257,482	-	257,482
Net loss for the period	-	-	-	-	-	(27,710,964)	(27,710,964)	(199)	(27,711,163)
Balances at June 30, 2020	20,046,424	$201	-	$-	$48,203,770	$(47,672,155)	$531,816	$(53,460)	$478,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2020	2019

Operating Activities:
Net loss	$(28,161,037)	$(296,011)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,227	-
Loss on debt extinguishment, net	269,144	-
Change in fair value of derivative liability	(60,650)	(3,200)
Amortization of interest - beneficial conversion feature	1,407,675	17,763
Stock warrants expense	8,656	15,093
Stock options expense	296,932	-
Stock-based compensation expense	41,302	-
Impairment loss	25,320,555	-
Changes in assets and liabilities:
Related party receivables	(6,446)	-
Prepaid expenses	(434)	2,025
Other assets	(8,680)	-
Accounts payable	123,736	(28,617)
Accrued expenses	39,644	(1,428)
Accrued interest payable	(47,675)	78,767
Related party payables	(21,740)	45,913
Stock subscriptions payable	-	787

Net cash used in operating activities	(765,791)	(168,908)

Financing Activities:
Proceeds from notes payable - related parties	-	74,750
Proceeds from notes payable - non-related parties	41,665	60,000
Proceeds from issuances of common stock - non-related parties	-	39,000
Proceeds from offering of preferred stock - related parties	770,000	-
Net cash provided by financing activities	811,665	173,750

Net Change In Cash	45,874	4,842

Cash At The Beginning Of The Period	681,759	89

Cash At The End Of The Period	$727,633	$4,931

Schedule Of Non-Cash Investing And Financing Activities:

Gain on related party payables converted to capital	$272,299	$15,522

Accounts payables and accrued expenses converted to capital	$265,677	$-

Related party payables converted to capital	$579,814	$-

Related party debt converted to capital after exercise of cashless stock warrants	$65,728	$-

Related party debt converted to capital	$826,964	$-

Non-related party debt converted to capital	$166,526	$-

Gain on related party debt converted to capital	$124,291	$-

Shares issued for cash received in prior years	$20,800	$-

Fair value of stock warrants granted	$-	$35,030

Fair value of embedded conversion feature	$-	$56,100

Issuance of common stock, stock warrants and convertible note for asset purchase	$29,222,955	$-

Intrinsic value beneficial conversion feature	$1,407,501	$-

Supplemental Disclosure:

Cash paid for interest	$765	$3,750

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The above actions taken by the Company’s stockholders became effective on or about May 21, 2020. The effective dates of the above actions were June 5, 2020 and April 20, 2020, respectively, and the actual reverse stock split ratio was 1-for-33.26. All share and per amounts have been adjusted in the financial statements to reflect the effect of the reverse stock split.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2020 and December 31, 2019, and results of operations for the three month and six month periods ended June 30, 2020 and 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the valuation of the derivative liabilities, beneficial conversion feature expenses and intellectual technology. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2020 and December 31, 2019.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2020 and December 31, 2019:

June 30, 2020

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at June 30, 2020 and December 31, 2019. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In applying the Black-Scholes options-pricing model, assumptions used were as follows:

Dividend yield	0%
Expected volatility	133% - 171%
Risk free interest rate	0.43% - 1.70%
Expected life	1.5 - 7.17 years

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $157,280 and none during the six month periods ended June 30, 2020 and June 30, 2019, respectively.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2020 and December 31, 2019, respectively.

Net Loss Per Share

The basic and fully diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. Management adopted the provisions of this statement and took them into account in the preparation of the financial statements for the year ended December 31, 2019. The Company currently has no revenue and only net operating loss carryforwards that result in a tax benefit. The Company has no deferred tax assets (offset in full by a valuation allowance) or tax liabilities on its balance sheet as of June 30, 2020 and December 31, 2019.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of June 30, 2020, the Company has an accumulated deficit of approximately $47,700,000. During the six months ended June 30, 2020, the Company also experienced negative cash flows from operating activities of $765,791. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The Company has been considering opportunities to create synergy with its SOBR product to mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

On May 6, 2019, the Company entered into an Asset Purchase Agreement with IDTEC, LLC (and Amendment No. 1 dated March 9, 2020) (the “APA”), under which IDTEC, LLC (“IDTEC”), an affiliate owned by First Capital Holdings, LLC (“FCH”), agreed to provide personnel, experience, and access to funding to assist with the development of the Company’s SOBR device, as well as to sell to the Company certain robotics assets, which the Company’s management believes are synergistic with its current assets. The APA transaction closed on June 5, 2020 providing the Company with ownership in the SOBR Safe intellectual technology.

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC (“SOBR SAFE”), a Delaware limited liability company and an entity controlled by Gary Graham, one of the Company’s Directors, under which (i) the Company agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with 2,000,000 shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that the Company has the right, upon thirty days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) shall not be callable by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire 1,000,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for $1,000,000 (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019 and has not issued these Preferred Shares as of June 30, 2020: however, the Company plans to issue these Preferred Shares in Summer 2020. As a result of the offering, the Company has a cash balance of $727,633 and $681,759 at June 30, 2020 and December 31, 2019, respectively.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before June 30, 2020. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of June 30, 2020.

NOTE 3. ASSET PURCHASE

On June 5, 2020, the Company completed a transaction (the “Transaction”) with IDTEC subject to the terms and conditions of the APA and that was accounted for as an asset purchase. Pursuant to the APA, IDTEC provided personnel, experience, and access to funding to assist with the development of the SOBR device, as well as sold to us certain robotics assets, which our management believes are synergistic with our current assets, in exchange for 12,000,000 shares of our common stock after giving effect to the reverse stock split effected in connection with closing the Transaction. The closing of the Transaction was subject to several conditions precedent, primarily: (i) the Company had to be current in reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) had to complete a reverse stock split of common stock such that approximately 8,000,000 shares were outstanding immediately prior to closing the transaction, (iii) could only have outstanding convertible instruments as set forth in the APA, (iv) authorized common stock had to be reduced to 100,000,000 shares, and (v) not have more than approximately $125,000 in current liabilities. Effective with the closing of the Transaction all of the closing conditions had been met, modified or waived by IDTEC, and the Company issued the 12,000,000 shares to IDTEC.

In advance of closing the Transaction, IDTEC and a few other affiliated parties voluntarily committed personnel and funds to the Company to assist with (i) general costs related to the Transaction, (ii) ongoing operating expenses and pay for further engineering and development work on the Company’s products and prototypes, (iii) protect, maintain and develop the Company’s products and intellectual property, (iv) hire, pay and retain the proposed management team, third party consultants and advisors for the Company following the consummation of the sale contemplated in the APA and, (v) take such further actions as are necessary to more quickly expand the Company’s business subsequent to the sale of the purchased assets. The parties agreed that the funds advanced directly to the Company’s vendors were voluntary and were not the obligation of the Company and the Company had no obligation to repay these funds in the event the transaction contemplated by the APA did not close. In the event the Transaction did close, then on the closing date, the Company would issue promissory notes for the aggregate amounts incurred, paid or advanced. As a result of closing the Transaction, the Company issued a convertible promissory note for all the funds spent or advanced by IDTEC prior to closing. This note totaled $1,485,189 (the “APA Note”), carries a simple interest at 10% per annum, is due upon demand, and may be convertible into shares of common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The repayment of APA Note is secured by a first priority security lien or security interest in the patents, trademarks, tradenames, and other intellectual property of the Company.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

At closing, some of the closing conditions under the APA were either waived and/or modified by the parties. In order to document those modifications and waivers, we entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. One of the closing conditions that was the subject of the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement was the requirement that the Company have under $125,000 in permitted liabilities (not including aged liabilities) after closing of the Transaction. At closing we had approximately $158,000 in non-permitted liabilities under the APA. As a result, the Company issued a Warrant to Purchase Common Stock to IDTEC (the “Warrant”), under which IDTEC will purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share, if either (i) we are forced to pay a non-permitted liability, then we may force IDTEC to exercise the Warrant and pay the exercise price to pay the non-permitted liability, but only in an amount sufficient to pay the non-permitted liability, or (ii) if IDTEC otherwise elects to exercise the Warrant and acquire some or all of the shares underlying the Warrant. The Warrant expires five years after the date of issuance.

The Transaction recorded as an asset purchase was valued at $29,222,955, which consists of the market price as of June 5, 2020 of the Company’s 12,000,000 shares of common stock issued totaling $27,120,000, the funds spent by IDTEC and affiliates prior to closing of $1,407,051 and the fair value of the Warrant issued of $695,454.

The following summarizes the transaction closing with IDTEC on June 5, 2020:

Property and equipment	$47,725
Intangible assets	29,175,230
Total assets	$29,222,955

Net purchase (fair value of stock issued, warrants and funds spent)	$29,222,955

Subsequent to the Transaction closing, the Company evaluated the fair value of the assets acquired based on market estimates for property and equipment and discounted net cash flow for the SOBR Safe intellectual technology. The present value of the discounted cash flow utilized a 75% discount, which included a 25% risk return premium, over an estimated five-year net revenue stream expected to be derived from the technology acquired. Based on the assessment of fair value, the Company recognized an asset impairment loss of $25,320,555 resulting from the APA during the three-month period ended June 30, 2020. The impairment was due to the increase of the Company’s stock price value. The stock price of the Company at closing of the Transaction was significantly higher than expected from the stock price of the Company when the Company signed the APA. The number of shares to be given to IDTEC as consideration for the Transaction would not get updated for any stock price changes.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The preliminary establishment of the allocation to identifiable intangible assets required extensive use of financial information and management’s best estimate of fair value. The Company has preliminarily recorded the purchase price of the identified intangible assets and is, if applicable, amortizing such assets over their estimated useful lives of ten years. The assessment of fair value is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Accordingly, differences between these preliminary estimates and the final allocation to the intangible assets may occur and these differences could have a material impact on the accompanying consolidated financial statements.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019
Robotics and testing equipment	$46,200	$-
Office furniture and equipment	45,208	43,683
	91,408	43,683
Accumulated depreciation	(44,788)	(43,683)
Property and equipment, net	$46,620	$-

Depreciation is computed on a straight-line basis over the assets estimated useful lives of three years. Depreciation for the three and six months ended June 30, 2020 was $1,105. There was no depreciation for the three and six months ended June 30, 2019.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2020:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$32,122	$3,822,553	10

Amortization expense for the three and six months ended June 30, 2020 was $32,122. There was no amortization expense for the three and six months ended June 30, 2019.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Estimated future amortization expense for device intellectual technology intangible assets is as follows:

2021	2022	2023	2024	2025	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,895,218

NOTE 6. RELATED PARTY TRANSACTIONS

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of legal fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the legal fees and costs incurred beginning with the legal services provided to the Company on November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for legal fees is paid current. The Company has recorded to equity, a total related party gain connected to these conversions during the six month period ended June 30, 2020 and 2019 of none and $15,522, respectively. The Company converted the remaining payables to common stock through a separate agreement and there are no more payables to convert as of June 30, 2020.

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

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 969,601 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was also recorded to equity. The principal balance of the note after the debt deduction was $31,662. On January 3, 2020, the note payable principal balance of $31,662 was converted to 9,520 common shares at a per share price of $3.326. As of June 30, 2020 and December 31, 2019, the principal balance of this note was none and $31,662, respectively. As of June 30, 2020 and December 31, 2019, the accrued interest on this note was none and $9,508, respectively.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On January 3, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Michael Lanphere, one of the Company’s officers, under which he agreed to exercise and the Company agreed to issue 454,097 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under two promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere on April 17, 2019 and July 17, 2019. The amount of the debt reduction, and therefore the purchase price of the shares, was $65,875 which was used for the deduction of related party notes payable principal of $65,875. 180,397 common shares were issued on January 3, 2020 at an effective conversion price of $0.133 and 273,700 common shares were issued on January 3, 2020 at an effective conversion price of $0.153. After this exercise, Lanphere Law Group owns no warrants for shares of our common stock.

On January 3, 2020, the Company entered into another Debt Conversion and Common Stock Purchase Plan with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 63,225 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous other remaining promissory notes. The amount of the debt reduction, and therefore the purchase price of the shares, was $210,285 which was used for the deduction of related party notes payable principal of $169,606 and accrued interest of $40,679. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $52,000 and accounted for it as additional paid-in capital. The common shares were issued on January 3, 2020 at an effective conversion price of $3.326 per share.

On January 3, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Vernon Justus, a related party, under which the Company agreed to issue 84,963 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Justus under a promissory note. The amount of the debt reduction, and therefore the purchase price of the shares, was $282,588 which was used for the deduction of a related party note payable principal of $180,001 and accrued interest of $102,587. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $70,000 and accounted for it as additional paid-in capital. The common shares were issued on January 3, 2020 at an effective conversion price of $3.326 per share.

On January 16, 2020, the Company entered into a Accounts Payable Conversion and Common Stock Purchase Plan with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 214,883 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere for unpaid legal bills. The amount of the debt reduction, and therefore the purchase price of the shares, was $714,700 which was used for the deduction of related party payables of $714,700. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $222,000 and accounted for it as additional paid-in capital. The common shares were issued on January 16, 2020 at an effective conversion price of $3.326 per share.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On January 30, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Devadatt Mishal, one of the Company’s directors, under which the Company agreed to issue 499,965 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. The amount of the debt reduction, and therefore the purchase price of the shares, was $456,641 which was used for the deduction of related party notes payable principal of $270,300 and accrued interest of $186,500. The Company also recorded a loss on related party debt extinguishment of approximately $144,000. The common shares were issued on January 30, 2020 at an effective conversion price of $0.91465 per share.

On March 23, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Prakash Gadgil, one of the Company’s former directors, under which the Company agreed to issue 586 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Gadgil under a promissory note. The amount of the debt reduction, and therefore the purchase price of the shares, was $1,950 which was used for the deduction of a related party note payable principal of $1,950. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $1,000 and accounted for it as additional paid-in capital. The common shares were issued on March 23, 2020 at an effective conversion price of $3.326 per share.

On April 6, 2020, the Company agreed with Nick Noceti, the Company’s former Chief Financial Officer, to issue 38,437 shares of its common stock in exchange for amounts due for accounting fees included in accounts payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $127,840 which was used for the deduction of a related party accounts payable of $127,480. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $49,000 and accounted for it as additional paid-in capital. The common shares were issued on April 4, 2020 at an effective conversion price of $3.326 per share.

On April 7, 2020, the Company agreed with Charles Bennington, one of the Company’s former directors, to issue 6,831 shares of its common stock in exchange for amounts due for Board of Director fees included in accounts payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $9,656 which was used for the deduction of a related party accounts payable of $9,656. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $2,000 and accounted for it as additional paid-in capital. The common shares were issued on April 7, 2020 at an effective conversion price of $1.41 per share.

NOTE 7. NOTES PAYABLE

Related Parties

The Company has convertible notes payable to related parties that have a principal balance of $1,485,189 and $161,000 as of June 30, 2020 and December 31, 2019, respectively. These notes carry interest rates of 10% and are due on demand. The notes carry fixed and variable conversion prices per share at June 30, 2020. The Company evaluated these convertible notes payable for derivative embedded conversion features and beneficial conversion features. The Company determined that there were both derivative embedded conversion features and beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020 and 2019, beneficial conversion feature amortization expense related to these convertible notes payable of $1,485,189 and none, respectively, was accounted for as amortization of interest - beneficial conversion feature expense in the condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, derivative embedded conversion feature amortization expense related to these convertible notes payable of $0 and $56,100 respectively, was accounted for as interest expense in the condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a related party, under which the Company agreed to issue 156,474 shares of its common stock in exchange for a reduction of four convertible notes payable to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $143,119 which was used for the deduction of related party convertible notes payable principal of $91,000 and accrued interest of $52,119.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The Company has a non-convertible notes payable to related parties principal balance of $11,810 and $328,423 as of June 30, 2020 and December 31, 2019, respectively. The principal balance consist of one zero interest note payable with a due date of December 31, 2012. This note is currently in default. During the three months ended March 31, 2020, the Company converted eight non-convertible notes payable to related parties that had a principal balance of $316,613. During the three months ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with four related parties, under which the Company agreed to issue 342,399 shares of its common stock in exchange for a reduction of eight non-convertible notes payable to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $549,311 which was used for the deduction of related party non-convertible notes payable principal of $316,613 and accrued interest of $232,698.

The Company has a notes payable with detached free-standing warrants to related parties principal balance of none and $280,119 as of June 30, 2020 and December 31, 2019, respectively. These notes carried interest rates ranging from 7% - 10% and had due dates ranging from 08/05/2015 – 03/30/2020. The exercise price for each note payable with detached free-standing warrants ranged from $0.03 - $0.53. As of June 30, 2020 and December 31, 2019, these notes carried outstanding detached free-standing warrants of none and 454,097, respectively. The unamortized discount at June 30, 2020 and December 31, 2019 is none and $8,656, respectively. During the six-month period ended June 30, 2020 and 2019, stock warrants amortization expense recorded as interest expense was $8,656 and $15,093, respectively. The relative fair market value of the related stock warrants granted during the six-month period ended June 30, 2020 and 2019 was none and $35,030, respectively. During the three months ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with two related parties, under which the Company agreed to issue 601,783 shares of its common stock in exchange for a reduction of 24 notes payable with detached free-standing warrants to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $320,858 which was used for the deduction of related party notes payable with detached free-standing warrants principal of $280,119 and accrued interest of $40,739.

Total interest expense for related party notes was $42,161 and $43,235 for the six-month period ended June 30, 2020 and 2019, respectively.

 SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Related party notes payable consist of the following:

	June 30, 2020	December 31, 2019

Convertible Notes Payable	$1,485,189	$161,000
Conventional Non-Convertible Notes Payable	11,810	328,423
Notes Payable with Detached Free-standing Warrants	-	280,119
Unamortized Discount	-	(8,656)
Net Related Party Notes Payable	$1,1496,999	$760,886

Non-Related Parties

The Company has convertible notes payable to non-related parties that have a principal balance of $56,683 and $143,136 as of June 30, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 2/20/2013 – 3/06/2022. Three of the four notes are currently in default. These notes carry conversion prices ranging from $1.99 - $10.76 per share. The Company evaluated these convertible notes payable for derivative embedded conversion features and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020 and 2019, beneficial conversion feature amortization expense related to these convertible notes payable of none and $5,356, respectively, was accounted for as amortization of interest - beneficial conversion feature expense in the condensed consolidated statements of operations. During the three month period ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with six non-related parties, under which the Company agreed to issue 50,135 shares of its common stock in exchange for a reduction of eleven convertible notes payable to non-related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $166,749 which was used for the deduction of non-related party convertible notes payable principal of $83,952 and accrued interest of $82,797. The Company recorded a non-related party gain on loan extinguishment of approximately $68,000. During the three months ended March 31, 2020, the Company also entered into a non-related party convertible note payable agreement to convert a high interest rate convertible non-related party note payable with a principal balance of $25,000 and accrued interest due of $22,500 to a non-related party convertible note payable of $47,500 that accrues interest at 5%. The note conversion rate is $2 per common share. The Company recorded a loss on non-related party debt extinguishment of $11,697. On June 9, 2020, the holder of a $25,000 convertible promissory note with interest at 30% and accrued interest of $61,875 replaced the carrying amount of the note and its conversion features with a new non-convertible note totaling $47,500 that bears interest at 5%. The Company recorded a gain on non-related party debt extinguishment of $61,875.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The Company has non-convertible notes payable to non-related parties that have a principal balance of $84,165 and $21,438 as of June 30, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 1% - 10% and have due dates ranging from 12/27/2013 - 6/6/2022. Two of the four notes are currently in default. During the three month period ended March 31, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a non-related party, under which the Company agreed to issue 20,313 shares of its common stock in exchange for a reduction of his non-convertible non-related party note payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $67,561 which was used for the deduction of non-related party non-convertible notes payable principal of $3,938 and accrued interest of $63,623. The Company recorded a non-related party gain on loan extinguishment of $39,000. On May 12, 2020, the Company received proceeds of $41,665 from a commercial bank under the SBA Payroll Protection Loan Program. The loan requires interest at 1% and 18 monthly payments of principal and interest beginning December 5, 2020. Provisions of the SBA Payroll Protection Loan Program allow for portions or all the loan balance to be forgiven should certain criteria be met.  The Company expects that it will meet the criteria for the full of amount of loan forgiveness.

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of June 30, 2020 and December 31, 2019, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

Total interest expense for non-related party notes was $10,885 and $28,762 for the six month period ended June 30, 2020 and 2019, respectively.

Non- related party notes payable consist of the following:

	June 30, 2020	December 31, 2019

Convertible Notes Payable	$84,165	$143,136
Conventional Non-Convertible Notes Payable	56,683	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Beneficial Conversion Feature	-	-
Net Non-Related Party Notes Payable	$145,848	$169,574

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 8. DERIVATIVE LIABILITY

In 2019, the Company borrowed $ 70,000 under convertible promissory notes agreement from an unrelated party that are due upon demand. The notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15 Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the notes is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.13%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The notes were not converted and deemed paid in full at the closing of the Transaction on June 5, 2020. The principal amount of these notes were settled and transferred to the APA Note and a loss on debt extinguishment of $273,462 was recognized during the six-month period ended June 30, 2020. The fair value of the embedded derivative recorded on the balance sheet as a liability was none and $60,650 at June 30, 2020 and December 31, 2019, respectively. Utilizing level 3 inputs, the Company recorded a fair market value gain of $60,650 during the six months ended June 30, 2020 and a gain of $3,200 during same period ended June 30, 2019.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2019	$60,650
Fair market value adjustments including settlements	(60,650)
Balance at June 30, 2020	$0

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 9. STOCK SUBSCRIPTIONS PAYABLE

The Company has common stock subscriptions payable due to related parties of $79,624 payable with 89,077 of its common shares at June 30, 2020. The Company has common stock subscriptions payable due to related parties of $79,624 payable with 89,077 of its common shares at December 31, 2019. The Company recorded a related party gain of none and $15,522 related to the outstanding common stock subscriptions payable during the six month period ended June 30, 2020 and 2019, respectively.

The Company has common stock subscriptions payable due to non-related parties of $20,503 payable with 15,108 of its common shares at June 30, 2020. The Company had no common stock subscriptions payable due to non-related parties at December 31, 2019.

The Company has preferred stock subscriptions payable due to related parties of $1,770,000 payable with 1,770,000 of its 8% Series A-1 Convertible Preferred shares as of June 30, 2020. The Company has preferred stock subscriptions payable due to related parties of $1,000,000 payable with 1,000,000 of its 8% Series A-1 Convertible Preferred shares as of December 31, 2019.

NOTE 10. COMMON STOCK

On February 25, 2019, the Company issued 1,065,982 shares of its common stock to non-related parties for $39,000 in cash.

On January 3, 2020, the Company converted $34,534 of non-related party debt into 10,383 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $6,907 as other income in the consolidated statements of operations.

On January 3, 2020, the Company converted $6,482 of non-related party debt into 1,949 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $1,296 as other income in the consolidated statements of operations.

On January 3, 2020, the Company converted $39,356 of non-related party debt into 11,833 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $7,871 as other income in the consolidated statements of operations.

On January 3, 2020, the Company converted $97,624 of non-related party debt into 29,352 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $19,525 as other income in the consolidated statements of operations.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On January 3, 2020, a related party exercised 273,700 stock warrants and in exchange converted $41,875 in related party debt owed to him under a promissory note. The shares were issued at a value of $0.1530 per share pursuant to the terms of the convertible note.

On January 3, 2020, a related party exercised 180,397 stock warrants and in exchange converted $24,000 in related party debt owed to him under a promissory note. The shares were issued at a value of $0.13304 per share pursuant to the terms of the convertible note.

On January 3, 2020, the Company converted $210,285 of related party debt into 63,225 issued shares of its common stock at $3.326 per share and recorded a related party gain of $42,057 to additional paid-in capital.

On January 3, 2020, the Company converted $282,588 of related party debt into 84,963 issued shares of its common stock at $3.326 per share and recorded a related party gain of $56,518 to additional paid-in capital.

On January 16, 2020, the Company converted $40,000 of non-related party accounts payable into 12,026 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $22,840 as other income in the consolidated statements of operations.

On January 16, 2020, the Company converted $87,464 of non-related party accounts payable into 26,297 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $49,942 as other income in the consolidated statements of operations.

On January 16, 2020, the Company converted $714,700 of related party payables into 214,883 issued shares of its common stock at $3.326 per share and recorded a related party gain of $408,094 to additional paid-in capital.

On January 22, 2020, the Company converted $23,814 of non-related party debt into 7,160 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $14,289 as other income in the consolidated statements of operations.

On January 30, 2020, the Company converted $456,641 of related party debt into 499,965 issued shares of its common stock at $0.9146 per share and recorded a related party gain of $456,634 to additional paid-in capital. The Company recorded a loss on debt extinguishment of $143,660 as other expense in the consolidated statements of operations.

On March 15, 2020, the Company converted $32,500 of non-related party debt into 9,771 issued shares of its common stock at $3.326 per share and recorded a non-related party gain of $19,240 as other income in the consolidated statements of operations.

On March 20, 2020, the Company issued 601 common shares at $34.59 per share to a non-related party as stock compensation for services provided.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On March 23, 2020, the Company converted $1,950 of related party debt into 586 issued shares of its common stock at $3.326 per share and recorded a related party gain of $1,073 to additional paid-in capital.

On April 1, 2020, the Company converted $43,750 of non-related party debt into 75,165 issued shares of its common stock at $.5821 per share and recorded a non-related party loss of $43,743 as other expense in the consolidated statements of operations.

On April 6, 2020, the Company issued 38,437 shares of its common stock to a related party in exchange for their agreement to settle a related party accounts payable of $127,840 owed to them. The shares were issued at a value of $79,133 and recorded a related party gain of $48,707 to additional paid-in-capital.

On April 7, 2020, the Company issued 6,831 shares of its common stock to a related party in exchange for their agreement to settle an accounts payable balance of $9,656 owed to them. The shares were issued at a value of $7,621 and recorded a related party gain of $2,035 to additional paid-in-capital.

On April 20, 2020, the Company agreed to convert 9,346 shares of its common stock at $1.039 per share to a non-related party in exchange for their agreement to settle a payable balance of $9,714 owed to them. The conversion was in full satisfaction of all outstanding amounts owed. The Company recorded a non-related party loss of $854 as other expense in the consolidated statements of operations.

On April 21, 2020, the Company agreed to convert 36,560 shares of its common stock at $1.039 per share to a non-related party in exchange for their agreement to settle a payable balance of $38,000 owed to them. The conversion was in full satisfaction of all outstanding amounts owed. The Company recorded a non-related party loss of $37,270 as other expense in the consolidated statements of operations.

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred Stock. In each calendar year, the holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred Stock simultaneously. Dividends on the Series A Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred Stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred Stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $1.67. The shares of Series A Convertible Preferred Stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred Stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement (the “Investment Agreement”) with First Capital Ventures, LLC (“FCV”), and its assignee. The Company desires to raise between $1,000,000 and $2,000,000 from the sale of its 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. The Company granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. The Company also agreed to cancel all shares of its previously issued and outstanding Series A Convertible Preferred Stock immediately following the closing date. The Company further agreed to issue FCV a three-year stock warrant to purchase 144,317 shares of its common stock at an exercise price of $ 1.039375 per share immediately following the closing date, which was valued at $122,889 and expensed upon grant for services provided. The Company agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV.

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

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC (“SOBR SAFE”), a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors, under which SOBR SAFE agreed to acquire 1,000,000 shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), in exchange for $1,000,000 (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019. In connection with the closing of the SPA, holders of the Company’s common stock representing approximately 52% of the Company’s then-outstanding common stock and voting rights signed irrevocable proxies to Gary Graham and/or Paul Spieker for the purpose of allowing Mr. Graham and/or Mr. Spieker to vote those shares on any matters necessary to close the transaction that is the subject of the certain Asset Purchase Agreement with IDTEC dated May 6, 2019, as amended.

As of June 30, 2020 and December 31, 2019, the Company has sold 1,770,000 and 1,000,000 shares of its 8% Series A-1 Convertible Preferred Stock, respectively, but has not issued any stock certificates yet.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The preferred shareholders will participate in any common stock dividends on an as converted basis. During the six month period ended June 30, 2020 and 2019, no dividends have been declared for holders of the 8% Series A-1 Convertible Preferred Stock.

NOTE 12. STOCK WARRANTS AND STOCK OPTIONS

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans was made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: 60% or 80% of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than $0.025. Each Stock Fee is fully vested immediately and expires 5 years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. After the Company entered into a Debt Conversion and Common Stock Purchase Plan with Mr. Lanphere dated January 3, 2020, Mr. Lanphere agreed to exercise his stock warrants and the Company agreed to convert and issue 454,097 shares of its common stock to reduce a notes payable principal balance consisting of two notes in the amount of $65,875. The Company did not record a loss on debt extinguishment for this conversion pursuant to ASC 470-20-40-4 that states that upon conversion in accordance with its original terms, the carrying amount of the convertible debt without a BCF, including any unamortized premium or discount, is credited to the capital accounts and no gain or loss should be recognized. Mr. Lanphere owns no more warrants to shares of our common stock. The number of warrants outstanding to Mr. Lanphere at June 30, 2020 and December 31, 2019 were none and 454,097, respectively.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”). FCV set up a special purpose vehicle (“SPV”) that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1.00 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at June 30, 2020 and December 31, 2019 are 144,317 and 144,317, respectively.

On June 5, 2020, at closing of the Transaction, the Company entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement under which we issued warrants to IDTEC to purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share. The warrants expire five years after the date of issuance.

The total outstanding balance of all non-employee stock warrants in the Company is 464,317 and 598,414 at June 30, 2020 and December 31 2019, respectively. There were 320,000 non-employee detached free-standing stock warrants granted during the six month period ended June 30, 2020 and 498,562 non-employee detached free-standing stock warrants granted during the six month period ended June 30, 2019. The relative fair value of these non-employee stock warrants granted during the six month period ended June 30, 2020 and 2019 totaled $695,454 and $35,030, respectively, and were determined using the Black-Sholes option pricing model based on the following assumptions:

	June 30, 2020	June 30, 2019
Exercise Price	$0.50	$ 0.06 - 0.2
Dividend Yield	0%	0%
Volatility	153%	135% - 138%
Risk-free Interest Rate	0.29%	2.31% – 2.53%
Life of Warrants	5 Years	5 Years

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The following table summarizes the changes in the Company’s outstanding warrants during the six month period ended June 30, 2020 and 2019, and as of June 30, 2020 and 2019:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	721,678	$0.1397 - 0.6319	3.45 Years	$0.1929	$-
Warrants Granted	498,562	$0.06 - 0.2062	4.72 Years	$0.1064	$22,428
Warrants Exercised	-	-
Warrants Expired	1,503	$0.6319		$0.6319
Balance at June 30, 2019	1,218,737	$0.06 - 0.6319	3.68 Years	$0.1596	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304–1.039375	3.97 Years	$0.3607	$1,276,870
Warrants Granted	320,000	$0.50	4.93 Years	$0.50	$768,000
Warrants Exercised	(454,097)	$0.13304-0.15299		$0.7143
Warrants Expired	-
Balance at June 30, 2020	464,317	$0.50-1.039375	4.16 Years	$0.66765	$1,036,521

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Exercisable at December 31, 2019	598,414	$0.13304 – 1.039375	3.97 Years	$0.3607	$1,276,870
Exercisable at June 30, 2020	464,317	$0.050 - 1.039375	4.16 Years	$0.66765	$1,036,521

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective. The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of June 30, 2020 and December 31, 2019, the Company granted stock options to acquire 2,521,239 and 2,381,239 shares of common stock under the plan, respectively. As of June 30, 2020, the plan has 1,040,355 vested shares and 1,480,884 non-vested shares. As of December 31, 2019, the plan had 539,847 vested shares and 1,841,392 non-vested shares. The stock options are held by our officers, directors, and certain key consultants.  In total for the six months ended June 30, 2020 and 2019, the Company recorded $296,932 and none, respectively, of share-based compensation expense related to the stock options. The unrecognized compensation expense as of June 30, 2020 was approximately $348,000 for non-vested share-based awards to be recognized over periods of approximately three to seven years. The fair value of the stock options granted during the six month period ended June 30, 2020 was determined using the Black-Sholes option pricing model based on the following assumptions: exercise price $2, dividend yield 0%, volatility 153%, risk-free interest rate 0.29%, life of options 5 years.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

The following table summarizes the changes in the Company’s outstanding stock options during the six month period ended June 30, 2020 and 2019, and as of June 30, 2020 and 2019.

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	53,367	$0.1497 – 8.31	2.32 Years	$0.2761	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	45,100	$0.1497		$0.1497
Options Expired	-	-
Balance at June 30, 2019	8,267	$0.2328 – 8.31	0.32 Years	$0.9678	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,239	$0.2634 - 1.039	8.86 Years	$0.2946	$5,238,080
Options Granted	140,000	$0.2634 – 2	4.54 Years	$1.7504	$160,732
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at June 30, 2020	2,521,239	$0.26342 – 2	8.15 Years	$0.3170	$6,512,360

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Exercisable at December 31, 2019	539,847	$0.2634 – 1.03938	8.93 Years	$0.4	$1,129,786
Exercisable at June 30, 2020	1,040,355	$0.26342 – 2	8.93 Years	$0.5359	$2,459,933

Executive Stock Options

The Company has 660,119 outstanding executive stock options exercisable at $0.2634 per share as of June 30, 2020 and 299,317 outstanding executive stock options as of December 31, 2019.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s directors, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2634 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 12,027 and 0 stock options were vested as of June 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of June 30, 2020.

On October 25, 2019, the Company granted Nick Noceti, the former Company’s Chief Financial Officer, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2634 and vest quarterly over a two-year period commencing January 1, 2020. The stock options have a five-year term. A total of 6,013 and 0 stock options were vested as of June 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of June 30, 2020.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s directors, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2634 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 12,027 and 0 stock options were vested as of June 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of June 30, 2020.

On October 25, 2019, the Company entered into an Employment Agreement with Kevin Moore to serve as the Company’s Chief Executive Officer. Under the terms of the agreement, the Company granted Kevin Moore stock options under its 2019 Equity Compensation Plan to acquire 1,058,328 shares of its common stock at an exercise price of $0.2634. The stock options vest in 36 equal monthly installments of 29,398 shares during the three-year term of his Employment Agreement. 176,388 stock options vested during the six month period ended June 30, 2020. A total of 235,184 and 58,796 stock options were vested as of June 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of June 30, 2020 or December 31, 2019.

On October 25, 2019, the Company entered into an Employment Agreement with David Gandini to serve as the Company’s Chief Revenue Officer. Under the terms of the agreement, the Company granted David Gandini stock options under its 2019 Equity Compensation Plan to acquire 721,588 shares of its common stock at an exercise price of $0.2634. The stock options vest in 36 equal monthly installments of 20,044 shares during the three-year term of his Employment Agreement. David Gandini was also granted an aggregate of 240,529 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 40,090 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. 160,361 stock options vested during the six month period ended June 30, 2020. A total of 400,882 and 240,521 stock options were vested as of June 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of June 30, 2020 or December 31, 2019.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. The Company leased the same office space on a month to month basis until December 31, 2019. On October 15, 2019, the Company entered into a short-term lease agreement with Highland School that is between $2,800 - $2,900 per month and ends on October 31, 2020. The Company also leases an office space for $1,300 per month on a short-term (month to month) basis through a related party that terminates at any time. Rent expense under office leases, including CAM charges, was $42,348 and $26,210 for the six month period ended June 30, 2020 and 2019, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of August 2020.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and we are working to get this amount paid off.

NOTE 14. SUBSEQUENT EVENTS

Between July 1, 2020 and August 3, 2020, the Company sold 953,000 shares of the Company’s 8% Series A-1 Convertible Preferred Stock to SOBR Safe, LLC, pursuant to the Investment Agreement by and between the Company and SOBR Safe, LLC (as designee of First Capital Ventures, LLC) dated August 8, 2019, as amended, and a corresponding Series A-1 Preferred Stock Purchase Agreement.  The shares were sold for $1 per share for a total purchase price of $953,000.

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

Reverse Stock Split

At the open of market on June 8, 2020, our 1-for-33.26 reverse split of our common stock went effective with OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

Overview

We have developed and patented a touch-based identity verification and alcohol detection system called SOBR™Check. SOBR™Check is a potentially disruptive technology with anticipated applications in 1) commercial fleet management, 2) school buses, 3) manufacturing facilities and 4) warehousing. We have begun our initial pilot testing, which will continue through the end of 2020 with the goal to finalize the commercial product design and manufacturing strategy by that time. We anticipate beginning commercialization in the first quarter of 2021. SOBR™Check will be manufactured in the United States.

We have developed a marketing plan that includes 1) multi-channel investor relations, 2) popular and trade media public relations, 3) advocacy group alignment, 4) video-centric social media outreach, 5) deploying savvy business development partners specific to and expert in the market segments/applications defined above 6) and continual research around the potential integration of detection technology for THC and opiates, to name a few.

In addition to focusing on the development, marketing, and commercialization of the SOBR™Check device, we are also constantly reviewing potential synergistic technologies and businesses for potential partnerships or as acquisition candidates.

On June 5, 2020, we closed the transaction (the “Transaction”) that was the subject of that certain Asset Purchase Agreement dated May 6, 2019 (and Amendment No. 1 dated March 9, 2020, together the “APA”) with IDTEC, LLC (“IDTEC”), under which IDTEC agreed to provide personnel, experience, and access to funding to assist with the development of our SOBR device, as well as to sell to us certain robotics assets, which our management believes are synergistic with our current assets, in exchange for 12,000,000 shares of our common stock after giving effect to the reverse stock split effected in connection with closing the transaction. The closing of the Transaction was subject to several conditions precedent, primarily: (i) we had to be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we had to complete a reverse stock split of our common stock such that approximately 8,000,000 shares were outstanding immediately prior to closing the transaction, (iii) we could only have outstanding convertible instruments as set forth in the APA, (iv) our authorized common stock had to be reduced to 100,000,000 shares, and (v) we could not have more than approximately $125,000 in current liabilities. Effective with the closing of the transaction all of the closing conditions had been met, modified or waived by IDTEC, and we issued the 12,000,000 shares to IDTEC in exchange for IDTEC providing access to personnel, experience, funding to assist with the development of our SOBR device, as well as the robotics assets. The description of the APA set forth in this report is qualified in its entirety by reference to the full text of that document and the amendment, which are attached hereto as Exhibits 10.1 and 10.12, respectively.

In advance of closing the Transaction, IDTEC and a few other affiliated parties (i) loaned funds directly to us, (ii) spent funds for the general costs related to the Transaction, and/or (iii) spent funds to further develop and enhance the current SOBR product. As a result of closing the Transaction, all the funds spent by IDTEC for any reason related to the Transaction were turned into a convertible promissory note. This note totaled approximately $1,485,000 at closing, carries a simple interest rate of 10% per annum, is due upon demand, and may be convertible into shares of our common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The repayment of this promissory note is secured by a first priority security lien or security interest in our patents, trademarks, tradenames and other intellectual property described in Exhibit A of the promissory note. The convertible promissory note we issued is in the form attached hereto as Exhibit 10.13.

At closing, some of the closing conditions under the APA were either waived and/or modified by the parties. In order to document those modifications and waivers, we entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. One of the closing conditions that was the subject of the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement was the requirement that the Company have under $125,000 in permitted liabilities (not including aged liabilities) after closing of the Transaction. At closing we had approximately $158,000 in non-permitted liabilities under the APA. As a result, the Company issued a Warrant to Purchase Common Stock to IDTEC (the “Warrant”), under which IDTEC will purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share, if either (i) we are forced to pay a non-permitted liability, then we may force IDTEC to exercise the Warrant and pay the exercise price to pay the non-permitted liability, but only in an amount sufficient to pay the non-permitted liability, or (ii) if IDTEC otherwise elects to exercise the Warrant and acquire some or all of the shares underlying the Warrant. The Warrant expires five years after the date of issuance.

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (the “Company” or “TBT”), a California corporation, from TBT's directors in exchange for 373,315 shares of our common stock.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 329,936 shares of our common stock.

With the acquisitions in September 2011 and January 2012 of TBT common stock, we own approximately 99% of the outstanding shares of TBT.

As a result of the acquisitions, TBT's business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

On March 9, 2020, our Board of Directors approved the amendment to our Certificate of Incorporation and stockholders holding 52.24% of our then outstanding voting stock approved the amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, (i) changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.”, (ii) effecting a 1-for-33.26 reverse stock split of our common stock, and (iii) decreasing our authorized common stock from 800,000,000 shares to 100,000,000 shares, and became effective with the State of Delaware on April 24, 2020.

As a result of the reverse stock split effected by our Certificate of Amendment to our Certificate of Incorporation, every 33.26 shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock has been reduced from 266,097,657 (pre-split) to approximately 8,000,000 (post-split), at that time. No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split will instead receive one additional share of our common stock in lieu of the fractional share. The reverse stock split will not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share is rounded up to the nearest whole share.

At the open of trading on June 8, 2020, our new name and reverse stock split went effective with OTC Markets, and we began trading on the “OTC Pink Current Information” tier of OTC Markets on a post reverse stock split basis. Our ticker symbol for the quotation of our common stock is now “SOBR”.

As noted elsewhere herein, we have developed and patented a high technology, state-of-the-art transdermal sensing system that detects alcohol through a person's skin.

The following discussion:

•	summarizes our plan of operation; and
•	analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2020 and 2019.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations for Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Summary of Results of Operations

	Three Months Ended June 30,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	177,915	81,483
Stock-based compensation expense	-	-
Management salaries and consulting fees	461,864	-
Research and development	89,570	-
Total operating expenses	729,349	81,483

Operating loss	(729,349)	(81,483)

Other income (expense):
Loss on extinguishment of debt, net	(297,711)	-
Gain on fair value adjustment – derivatives	61,350	4,000
Interest expense	(17,397)	(67,065)
Amortization of interest – beneficial conversion feature	(1,407,501)	(12,407)
Asset impairment adjustment	(25,320,555)	-
Total other (expense), net	(26,981,814)	(75,472)

Net loss	$(27,711,163)	$(156,955)

Operating Loss; Net Loss

            Our net loss increased by $27,554,208 from $156,955 to $27,711,163, from the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2020. Our operating loss increased by $647,866, from $81,483 to $729,349 for the same periods. The change in our net loss for the three months ended June 30, 2020, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the quarter, as well as us having increases in general and administrative expenses, management salaries and consulting fees, and research in development, all of which are primarily related to our increased operations and management team in connection with the closing of the transaction with IDTEC. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBRCheck, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBRCheck device in the first quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $96,431, from $81,483 for the three month period ended June 30, 2019 to $177,914 for the three month period ended June 30, 2020, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Management Salaries and Consulting Fees

Management salaries and consulting fees were $461,864 for the three months ended June 30, 2020. We did not have management salaries and consulting fees in the three months ended June 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The management salaries and consulting fees in 2020 were related to salaries and fees paid to our management and consultants in the three months ended June 30, 2020.

Research and Development

Research and development was $89,570 for the three months ended June 30, 2020. We did not have research and development in the three months ended June 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The research and development in 2020 was related to expenses to develop our SOBRCheck device.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $297,711 for the three month period ended June 30, 2020, compared to $0 for the three month period ended June 30, 2019. This increase was due to us converting several notes payable with conversion prices less than the fair market price on the conversion date during the three months ended June 30, 2020, but none during the three months ended June 30, 2019.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $61,350 for the three months ended June 30, 2020, compared to $4,000 for the three months ended June 30, 2019. For both periods the amounts are related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument is tied to the price of our common stock.

Interest Expense

Interest expense decreased by $49,668, from $67,065 for the three month period ended June 30, 2019 to $17,397 for the three-month period ended June 30, 2020. For both periods these amounts are largely due to the interest on outstanding debt.

Amortization of Interest – Beneficial Conversion Feature

            During the three month period ended June 30, 2020, our amortization of interest – beneficial conversion feature was $1,407,501, compared to $12,407 during the three-month period ended June 30, 2019.  The expense in 2020 was related to the amortized discount on a related party convertible note payable of $1,485,189. The expense in 2019 was related to the amortized discount on convertible non-related party notes payable.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the three months ended June 30, 2020. We did not have an asset impairment adjustment in the three months ended June 30, 2019. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, the agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the three months ended June 30, 2020, we impaired the value of the robotic assets we received in the transaction.

Results of Operations for Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Summary of Results of Operations

	Six Months Ended June 30,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	276,107	150,497
Stock-based compensation expense	41,302	-
Management salaries and consulting fees	683,993	-
Research and development	157,280	-
Total operating expenses	1,158,682	150,497

Operating loss	(1,158,682)	(150,497)

Other income (expense):
Loss on extinguishment of debt, net	(269,144)	-
Gain on fair value adjustment – derivatives	60,650	3,200
Interest expense	(65,631)	(130,951)
Amortization of interest – beneficial conversion feature	(1,407,675)	(17,763)
Asset impairment adjustment	(25,320,555)	-
Total other (expense), net	(27,002,355)	(145,514)

Net loss	$(28,161,037)	$(294,426)

Operating Loss; Net Loss

Our net loss increased by $27,865,026 from $296,011 to $28,161,037, from the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2020. Our operating loss increased by $1,008,185, from $150,497 to $1,158,682 for the same periods. The change in our net loss for the six months ended June 30, 2020, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the quarter, as well as us having increases in general and administrative expenses, management salaries and consulting fees, and research in development, all of which are primarily related to our increased operations and management team in connection with the closing of the transaction with IDTEC. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development, testing and marketing of SOBRCheck, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBRCheck device in the first quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $125,610, from $150,497 for the six month period ended June 30, 2019 to $276,107 for the six month period ended June 30, 2020, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock based compensation expense of $41,302 for the six months ended June 30, 2020, compared to $0 for the six months ended June 30, 2019. The expense in 2020 was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees were $683,993 for the six months ended June 30, 2020. We did not have management salaries and consulting fees in the six months ended June 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The management salaries and consulting fees in 2020 were related to salaries and fees paid to our management and consultants in the six months ended June 30, 2020.

Research and Development

Research and development was $157,280 for the six months ended June 30, 2020. We did not have research and development in the six months ended June 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The research and development in 2020 was related to expenses to develop our SOBRCheck device.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $269,144 for the six month period ended June 30, 2020, compared to $0 for the six month period ended June 30, 2019. This increase was due to us converting several notes payable with conversion prices less than the fair market price on the conversion date during the six months ended June 30, 2020, but none during the six months ended June 30, 2019.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $60,650 for the six months ended June 30, 2020, compared to $3,200 for the six months ended June 30, 2019. For both periods the amounts are related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument is tied to the price of our common stock.

Interest Expense

Interest expense decreased by $65,320, from $130,951 for the six month period ended June 30, 2019 to $65,631 for the six-month period ended June 30, 2020. For both periods these amounts are largely due to the interest on outstanding debt.

Amortization of Interest – Beneficial Conversion Feature

            During the six month period ended June 30, 2020, we had amortization of interest – beneficial conversion feature expense of $1,407,675 compared to $17,763 during the six-month period ended June 30, 2019.  The expense in 2020 was related to the amortized discount on a related party convertible note payable of $1,485,189. The expense in 2019 was related to the amortized discount on convertible non-related party notes payable.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the six months ended June 30, 2020. We did not have an asset impairment adjustment in the six months ended June 30, 2019. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, the agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the six months ended June 30, 2020, we impaired the value of the robotic assets we received in the transaction.

Liquidity and Capital Resources for Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Introduction

During the six months ended June 30, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2020 is $727,633 and our monthly cash flow burn rate is approximately $125,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2020 and as of December 31, 2019, respectively, are as follows:

	June 30, 2020	December 31, 2019	Change

Cash	$727,633	$681,759	$45,874
Total Current Assets	$743,567	$690,813	$52,754
Total Assets	$4,621,420	$690,813	$3,930,607
Total Current Liabilities	$4,143,064	$4,283,934	$(140,870)
Total Liabilities	$4,143,064	$4,283,934	$(140,870)

Our current assets increased as of June 30, 2020, as compared to December 31, 2019, due to us having slightly more cash on hand and having related party receivables at June 30, 2020. The increase in our total assets between the two periods is primarily related to our acquisition of assets related to the closing of our Asset Purchase Agreement with IDTEC, LLC.

Our current liabilities decreased as of June 30, 2020, as compared to December 31, 2019. This decrease was primarily due to significant decreases in accounts payable, accrued interest payable, related party payables and derivative liabilities, offset by increases in common stock subscription payables, preferred stock subscriptions payable, and notes payable-related parties.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

            We had net cash used for operating activities of $765,791 for the six-month period ended June 30, 2020, as compared to net cash used for operating activities of $168,908 for the six-month period ended June 30, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $28,161,037 and change in fair value of derivative liability of $60,650, offset by a loss on debt extinguishment, net of $269,144, depreciation and amortization of $33,227, amortization of interest – beneficial conversion feature of $1,407,675, stock warrants expense of $8,856, stock options expense of $296,932, stock-based compensation expense of $41,302, and impairment loss of $25,320,555, and changes in our assets and liabilities of related party receivables of $6,446, prepaid expenses of $434, other assets of $8,680, accounts payable of $123,736, accrued expenses of $39,644, accrued interest payable of $47,675, and related party payables of $21,740. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of $296,011 and change in fair value of derivative liability of $3,200, offset by stock warrants expense of $15,093, amortization – debt discount of $17,763, and changes in our assets and liabilities of prepaid expenses of $2,025, accounts payable of $28,617, accrued expenses of $1,428, accrued interest payable of $78,767, related party payables of $45,913, and stock subscriptions payable of $787.

Investments

We had no cash provided by or used for investing activities during the six-month period ended June 30, 2020 or June 30, 2019.

Financing

Our net cash provided by financing activities for the six-month period ended June 30, 2020 was $811,665, compared to $173,750 for the six-month period ended June 30, 2019. For the six-month period ended June 30, 2020, our net cash from financing activities consisted of proceeds from offering of preferred stock – related parties of $770,000, and proceeds from notes payable – non-related parties of $41,665. For the six-month period ended June 30, 2019, our net cash from financing activities consisted of proceeds from notes payable – related parties of $74,750, proceeds from notes payable – non-related parties of $60,000, and proceeds from issuances of common stock – non-related parties of $39,000.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it could have an adverse effect on our results of future operations, financial position, and liquidity in year 2020.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of August 2020.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020 we issued the following unregistered securities:

On April 1, 2020, we issued 75,165 shares of our common stock to a non-related party in exchange for their agreement to settle an accounts payable of $43,750 owed to them. The shares were issued at a value of $0.58205 per share and were issued pursuant to the terms of a Common Stock Purchase Agreement. The conversion was in partial satisfaction of the amounts owed to the non-related party. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was known to our management team, is a sophisticated investor and familiar with our operations.

On April 6, 2020, we issued 38,437 shares of our common stock to Nick Noceti, our former Chief Financial Officer, in exchange for amounts due to him for accounting fees included in accounts payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $127,840. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor was known to our management team, is a sophisticated investor and familiar with our operations.

On April 7, 2020, we issued 6,831 shares of our common stock to Charles Bennington, one of the Company’s directors and a former executive officer, in exchange for amounts due for Board of Director fees included in accounts payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $9,656. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor is on our Board of Directors, is a sophisticated investor and familiar with our operations.

On April 20, 2020, we issued 9,346 shares of our common stock at $1.04 per share to a non-related party in exchange for their agreement to settle a payable balance of $9,714 owed to them. The conversion was in full satisfaction of all outstanding amounts owed.

On April 21, 2020, we issued 36,560 shares of our common stock at $1.04 per share to a non-related party in exchange for their agreement to settle a payable balance of $38,000 owed to them. The conversion was in full satisfaction of all outstanding amounts owed.

As noted herein, on June 5, 2020, we closed the Transaction with IDTEC. As a result, we issued 12,000,000 shares of our common stock (after giving effect to the 1-for-33.26 reverse stock split described herein). These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

In connection with closing the Transaction, we also issued a convertible promissory note totaling approximately $1,500,000 to IDTEC. The promissory note is convertible any time by the holder into shares of our common stock at a conversion price of $0.50 per share, subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share. The issuance of the promissory notes was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

As noted herein, on June 5, 2020, we closed the Transaction with IDTEC and entered into the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. As a result, we issued a Warrant to Purchase Common Stock to IDTEC, under which IDTEC will purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share (after giving effect to the 1-for-33.26 reverse stock split described herein). The issuance of the Warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

During the three months ended June 30, 2020, we sold 747,000 shares of our 8% Series A-1 Preferred Stock to SOBR Safe, LLC, in exchange for $747,000. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, the Company borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of June 30, 2020 this note was in default.

On February 20, 2012, the Company borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of June 30, 2020 this note was in default.

On March 20, 2012, the Company borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of June 30, 2020 this note was in default.

On September 27, 2013, the Company borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of June 30, 2020 this note was in default.

On March 14, 2014, the Company borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of June 30, 2020 this note was in default.

On July 31, 2015, the Company borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of June 30, 2020 this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

IDTEC Asset Purchase Agreement.

On June 5, 2020, we closed the transaction (the “Transaction”) that was the subject of that certain Asset Purchase Agreement dated May 6, 2019 (and Amendment No. 1 dated March 9, 2020, together the “APA”) with IDTEC, LLC (“IDTEC”), under which IDTEC agreed to provide personnel, experience, and access to funding to assist with the development of our SOBR device, as well as to sell to us certain robotics assets, which our management believes are synergistic with our current assets, in exchange for 12,000,000 shares of our common stock after giving effect to the reverse stock split effected in connection with closing the transaction. The closing of the Transaction was subject to several conditions precedent, primarily: (i) we had to be current in our reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) we had to complete a reverse stock split of our common stock such that approximately 8,000,000 shares were outstanding immediately prior to closing the transaction, (iii) we could only have outstanding convertible instruments as set forth in the APA, (iv) our authorized common stock had to be reduced to 100,000,000 shares, and (v) we could not have more than approximately $125,000 in current liabilities. Effective with the closing of the transaction all of the closing conditions had been met, modified or waived by IDTEC, and we issued the 12,000,000 shares to IDTEC in exchange for IDTEC providing access to personnel, experience, funding to assist with the development of our SOBR device, as well as the robotics assets. The description of the APA set forth in this report is qualified in its entirety by reference to the full text of that document and the amendment, which are attached hereto as Exhibits 10.1 and 10.12, respectively.

In advance of closing the Transaction, IDTEC and a few other affiliated parties (i) loaned funds directly to us, (ii) spent funds for the general costs related to the Transaction, and/or (iii) spent funds to further develop and enhance the current SOBR product. As a result of closing the Transaction, all the funds spent by IDTEC for any reason related to the Transaction were turned into a convertible promissory note. This note totaled approximately $1,485,000 at closing, carries a simple interest rate of 10% per annum, is due upon demand, and may be convertible into shares of our common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The repayment of this promissory note is secured by a first priority security lien or security interest in our patents, trademarks, tradenames and other intellectual property described in Exhibit A of the promissory note. The convertible promissory note we issued is in the form attached hereto as Exhibit 10.13.

As noted above, in connection with the closing of the Transaction, both companies had certain closing conditions under the APA that had to be met. At closing, some of the closing conditions under the APA were either waived and/or modified by the parties. In order to document those modifications and waivers, we entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. The description of the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.14.

One of the closing conditions that was the subject of the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement was the requirement that we have under $125,000 in permitted liabilities (not including aged liabilities) after closing of the Transaction. At closing we had approximately $158,000 in non-permitted liabilities under the APA. As a result, we issued a Warrant to Purchase Common Stock to IDTEC (the “Warrant”), under which IDTEC will purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share, if either (i) we are forced to pay a non-permitted liability, then we may force IDTEC to exercise the Warrant and pay the exercise price to pay the non-permitted liability, but only in an amount sufficient to pay the non-permitted liability (which are listed on Exhibit A of the Warrant), or (ii) if IDTEC otherwise elects to exercise the Warrant and acquire some or all of the shares underlying the Warrant. The Warrant expires five years after the date of issuance. The description of the Warrant set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.15.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (6)	Amended and Restated Bylaws of SOBR Safe, Inc.

3.5 (10)

Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008
(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019
(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Commission on May 26, 2020
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: August 19, 2020	By:	/s/ Kevin Moore
Kevin Moore
	Its:	Chief Executive Officer and Principal Executive Officer

