Form 10-Q
period 2020-09-30
SOBR Safe, Inc.
filed 2020-11-16
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(844) 762-7723

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2020, there were 20,046,847 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The balance sheets as of September 30, 2020 and December 31, 2019, the statements of operations for the three and nine months ended September 30, 2020 and 2019, the statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the statements of cash flows for the nine months ended September 30, 2020 and 2019, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR Safe, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$979,641	$681,759
Prepaid expenses	8,060	9,054
Total current assets	987,701	690,813

Property and equipment, net of accumulated depreciation of $5,083 at September 30, 2020	42,642	-

SOBR Safe Intellectual Technology, net of accumulated amortization of $128,488 at September 30, 2020	3,726,187	-

Other assets	8,680	-
Total Assets	$4,765,210	$690,813

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$95,372	$213,880
Accrued expenses	270,743	419,836
Accrued interest payable	167,395	674,041
Related party payables	1,354	905,443
Accrued dividends payable	161,880	-
Derivative liabilities	-	60,650
Common stock subscriptions payable	100,126	79,624
Preferred stock subscriptions payable	2,700,000	1,000,000
Notes payable - current - related parties	1,496,999 *	760,886
* Includes unamortized debt discount related to detached
warrants of none and $8,656 at September 30, 2020 and December 31, 2019, respectively
Notes payable - current - non-related parties	145,848	169,574
Total current liabilities	5,139,717	4,283,934

Total Liabilities	5,139,717	4,283,934
Stockholders' Deficit
Series A-1 Convertible Preferred stock, $0.00001 par value;
2,000,000 shares authorized,
no shares issued and outstanding
as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value;
100,000,000 shares authorized;
20,046,424 and 6,452,993 shares issued and outstanding
as of September 30, 2020 and December 31, 2019, respectively, after 1-for-33.26 reverse stock split	201	65
Additional paid-in capital	48,250,387	15,971,392
Accumulated deficit	(48,571,733)	(19,511,168)
Total SOBR Safe, Inc. stockholders' deficit	(321,145)	(3,539,711)
Noncontrolling interest	(53,362)	(53,410)

Total Stockholders' Deficit	(374,507)	(3,593,121)

Total Liabilities and Stockholders' Deficit	$4,765,210	$690,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	191,589	89,481	400,127	239,978
Stock-based compensation expense	-	-	41,302	-
Management salaries and consulting fees	352,266	-	1,103,828	-
Research and development	152,123	-	309,403	-
Total operating expenses	695,978	89,481	1,854,660	239,978

Loss from operations	(695,978)	(89,481)	(1,854,660)	(239,978)

Other income (expense):
Loss on extinguishment of debt, net	-	-	(269,144)	-
Gain on fair value adjustment - derivatives	-	200	60,650	3,400
Interest expense	(41,622)	(126,825)	(107,253)	(269,619)
Amortization of interest - beneficial conversion feature	-	-	(1,407,675)	(5,920)
Asset impairment adjustment	-	-	(25,320,555)	-
Total other expense, net	(41,622)	(126,625)	(27,043,977)	(272,139)

Loss before provision for income taxes	(737,600)	(216,106)	(28,898,637)	(512,117)

Provision for income taxes	-	-	-	-

Net loss	(737,600)	(216,106)	(28,898,637)	(512,117)

Net (income) loss attributable to noncontrolling interest	(98)	763	(48)	2,348

Net loss attributable to SOBR Safe, Inc.	(737,698)	(215,343)	(28,898,685)	(509,769)
Accrued dividends on convertible preferred stock	(161,880)	-	(161,880)	-
Net loss attributable to common stockholders	$(899,578)	$(215,343)	$(29,060,565)	$(509,769)
Basic and Diluted Loss per Common Share	$(0.04)	$(0.04)	$(2.23)	$(0.11)

Weighted average number of common shares outstanding	20,046,424	4,965,945	13,030,845	4,618,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders' Equity		Total
		Amount $0.00001		Amount ($0.00001	Additional Paid-in	Accumulated	(Deficit) SOBR Safe,	Noncontrolling	Stockholders' Equity
	Shares	(Par)	Shares	Par)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2019	3,510,255	$35	1,388,575	$14	$14,888,941	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	1,065,982	11	-	-	38,989	-	39,000	-	39,000
Paid-in capital - fair value of stock warrants granted	-	-	-	-	22,665	-	22,665	-	22,665
Paid-in capital - gain on related party debt conversion	-	-	-	-	8,113	-	8,113	-	8,113
Net loss for the period	-	-	-	-	-	(138,289)	(138,289)	(767)	(139,056)
Balances at March 31, 2019	4,576,236	$46	1,388,575	$14	$14,958,708	$(18,400,425)	$(3,441,657)	$(51,052)	$(3,492,709)

Paid-in capital-fair value of stock warrants granted	-	-	-	-	12,365	-	12,365	-	12,365
Paid-in capital-gain on related party debt conversion	-	-	-	-	7,409	-	7,409	-	7,409
Net loss for the period	-	-	-	-	-	(156,137)	(156,137)	(818)	(156,955)
Balances at June 30, 2019	4,576,236	$46	1,388,575	$14	$14,978,482	$(18,556,562)	$(3,578,020)	$(51,870)	$(3,629,890)

Common stock issued for accrued executive compensation	420,926	4	-	-	59,496	-	59,500	-	59,500
Common stock issued due to stock warrants exercise	1,038,339	11	-	-	146,763	-	146,774	-	146,774
Common stock issued upon conversion of convertible preferred stock						-		-	-
to common stock	417,491	4	(1,388,575)	(14)	(1,329,551)	-	(1,329,561)	-	(1,329,561)
Paid-in capital - fair value of stock warrants granted	-	-	-	-	19,505	-	19,505	-	19,505
Paid-in capital - gain on related party executive compensation conversion	-	-	-	-	535,500	-	535,500	-	535,500
Paid-in capital - gain on related party debt conversion	-	-	-	-	13,071	-	13,071	-	13,071
Paid-in capital - gain on related party preferred stock conversion	-	-	-	-	1,329,561	-	1,329,561	-	1,329,561
Net loss for the period	-	-	-	-	-	(215,343)	(215,343)	(763)	(216,106)
Balances at September 30, 2019	6,452,993	$65	-	$-	$15,752,827	$(18,771,905)	$(3,019,013)	$(52,633)	$(3,071,646)

Balances at January 1, 2020	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	601	-	-	-	20,800	-	20,800	-	20,800
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued to settle related party payables	214,883	2	-	-	493,072	-	493,074	-	493,074
Common stock issued to settle accounts payable and accrued expenses	38,323	-	-	-	92,385	-	92,385	-	92,385
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Paid-in capital - fair value of stock options vested	-	-	-	-	39,450	-	39,450	-	39,450
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - gain on related party payables conversion	-	-	-	-	221,557	-	221,557	-	221,557
Paid-in capital - loss on related party debt extinguishment	-	-	-	-	116,893	-	116,893	-	116,893
Paid-in capital - beneficial conversion feature	-	-	-	-	174	-	174	-	174
Net loss for the period	-	-	-	-	-	(450,023)	(450,023)	149	(449,874)
Balances at March 31, 2020	7,880,084	$78	-	$-	$18,139,221	$(19,961,191)	$(1,821,892)	$(53,261)	$(1,875,153)

Common stock issued to settle accounts payable and accrued expenses	121,072	2	-	-	173,290	-	173,292	-	173,292
Common stock issued to settle related party payables	45,268	1	-	-	86,739	-	86,740	-	86,740
Common stock issued for asset purchase	12,000,000	120	-	-	27,119,880	-	27,120,000	-	27,120,000
Paid-in capital - beneficial conversion feature	-	-	-	-	1,407,501	-	1,407,501	-	1,407,501
Paid-in capital - fair value of stock warrants granted	-	-	-	-	695,454	-	695,454	-	695,454
Paid-in capital - gain on related party payables conversion	-	-	-	-	50,741	-	50,741	-	50,741
Paid-in capital - loss on extinguishment of convertible notes	-	-	-	-	273,462	-	273,462	-	273,462
Paid-in capital - fair value of stock options vested	-	-	-	-	257,482	-	257,482	-	257,482
Net loss for the period	-	-	-	-	-	(27,710,964)	(27,710,964)	(199)	(27,711,163)
Balances at June 30, 2020	20,046,424	$201	-	$-	$48,203,770	$(47,672,155)	$531,816	$(53,460)	$478,356

Paid-in capital - fair value of stock options vested	-	-	-	-	46,617	-	46,617	-	46,617
Dividends payable-Series A-1 convertible preferred stock	-	-	-	-	-	(161,880)	(161,880)	-	(161,880)
Net loss for the period	-	-	-	-	$-	(737,698)	(737,698)	98	(737,600)
Balances at September 30, 2020	20,046,424	$201	-	$-	$48,250,387	$(48,571,733)	$(321,145)	$(53,362)	$(374,507)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2020	2019

Operating Activities:
Net loss	$(28,898,637)	$(512,117)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,571	-
Loss on debt extinguishment, net	269,144	-
Change in fair value of derivative liability	(60,650)	(3,400)
Amortization of interest - beneficial conversion feature	1,407,675	62,020
Stock warrants expense	8,656	36,103
Stock options expense	343,549	-
Stock-based compensation expense	41,302	-
Asset impairment adjustment	25,320,555	-
Changes in assets and liabilities:
Prepaid expenses	994	3,591
Other assets	(8,680)	-
Accounts payable	140,906	(2,692)
Accrued expenses	(83,495)	(1,393)
Accrued interest payable	(6,697)	123,008
Related party payables	(51,976)	91,048
Stock subscriptions payable	-	1,303
Net cash used in operating activities	(1,443,783)	(202,529)

Financing Activities:
Proceeds from notes payable - related parties	-	116,625
Proceeds from notes payable - non-related parties	41,665	60,000
Proceeds from issuances of common stock - non-related parties	-	39,000
Proceeds from offering of preferred stock - related parties	1,700,000	-
Net cash provided by financing activities	1,741,665	215,625

Net Change In Cash	297,882	13,096

Cash At The Beginning Of The Period	681,759	89

Cash At The End Of The Period	$979,641	$13,185

Schedule Of Non-Cash Investing And Financing Activities:

Gain on related party payables converted to capital	$272,299	$564,093

Accounts payable and accrued expenses converted to capital	$265,677	$-

Related party payables converted to capital	$579,814	$59,500

Gain on related party conversion of preferred stock into common stock	$-	$1,329,561

Related party debt converted to capital after exercise of cashless stock warrants	$65,728	$-

Related party debt converted to capital	$826,964	$-

Non-related party debt converted to capital	$166,526	$-
Gain on related party debt converted to capital	$124,291	$-
Shares issued for cash received in prior years	$20,800	$-
Fair value of stock warrants granted	$-	$54,535
Fair value of embedded conversion feature	$-	$56,100
Issuance of common stock, stock warrants and convertible note for asset purchase	$29,222,955	$-
Intrinsic value-beneficial conversion feature	$1,407,501	$-
Exercise of cashless stock warrants	$-	$146,774
Preferred stock dividend accrued	$161,880	$-

Supplemental Disclosure:

Cash paid for interest	$1,372	$3,750

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2020 and December 31, 2019, and results of operations for the three month and nine month periods ended September 30, 2020 and 2019.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2020 and December 31, 2019.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2020 and December 31, 2019:

September 30, 2020

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.38% at September 30, 2020 and December 31, 2019. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $309,403 and none during the nine month periods ended September 30, 2020 and 2019, respectively.

Income Tax

The Company accounts for income taxes pursuant to Accounting Standards Codification ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2020 and December 31, 2019, respectively.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share give the effect to all dilutive potential common shares outstanding during the periods including stock options, warrants and convertible instruments. Diluted loss per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effects, if any, of the adoption of ASU 2020-06 guidance on the Company’s financial position, results of operations and cash flows.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, amendments the guidance in ASU No. 2017-08, (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which addresses multiple call dates of a callable debt security. This amendment is effective for public business entities, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2020-08 guidance on the Company’s financial position, results of operations and cash flows.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of September 30, 2020, the Company has an accumulated deficit of approximately $48,570,000. During the nine months ended September 30, 2020, the Company also experienced negative cash flows from operating activities of $1,443,783. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

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

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC (“SOBR SAFE”), a Delaware limited liability company and an entity controlled by Gary Graham, one of the Company’s Directors, under which (i) the Company agreed to create a new series of convertible preferred stock entitled “Series A-1 Convertible Preferred Stock,” with 2,000,000 shares authorized and the following rights: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share, (d) redemption rights such that the Company has the right, upon thirty days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) shall not be callable by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis; and (ii) SOBR SAFE agreed to acquire 1,000,000 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Preferred Shares”), once created, in exchange for $1,000,000 (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019 and has not issued these Preferred Shares as of September 30, 2020: however, the Company plans to issue these Preferred Shares in the fourth quarter of 2020. On May 7, 2020, the Company amended a Convertible Preferred Stock Investment Agreement granting the exclusive right to SOBR SAFE to purchase up to 2,700,000 shares. The Company received the additional $1,700,000 during the nine months ended September 30, 2020 and plans to issue the Preferred Shares in the fourth quarter of 2020. As a result of the offering, the Company has a cash balance of $979,641 and $681,759 at September 30, 2020 and December 31, 2019, respectively.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before September 30, 2020. Additionally, the COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of September 30, 2020.

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

In advance of closing the Transaction, IDTEC and a few other affiliated parties voluntarily committed personnel and funds to the Company to assist with (i) general costs related to the Transaction, (ii) ongoing operating expenses and pay for further engineering and development work on the Company’s products and prototypes, (iii) protect, maintain and develop the Company’s products and intellectual property, (iv) hire, pay and retain the proposed management team, third party consultants and advisors for the Company following the consummation of the sale contemplated in the APA and, (v) take such further actions as are necessary to more quickly expand the Company’s business subsequent to the sale of the purchased assets. The parties agreed that the funds advanced directly to the Company’s vendors were voluntary and were not the obligation of the Company and the Company had no obligation to repay these funds in the event the transaction contemplated by the APA did not close. In the event the Transaction did close, then on the closing date, the Company would issue promissory notes for the aggregate amounts incurred, paid or advanced. As a result of closing the Transaction, the Company issued a convertible promissory note for all the funds spent or advanced by IDTEC prior to closing. This note totaled $1,485,189 (the “APA Note”), with simple interest at 10% per annum, due upon demand, and may be convertible into shares of common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The repayment of APA Note is secured by a first priority security lien or security interest in the patents, trademarks, tradenames, and other intellectual property of the Company.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

September 30,
2020
Robotics and testing equipment	$46,200
Office furniture and equipment	1,525
47,725
Accumulated depreciation	(5,083)
Property and equipment, net	$42,642

Depreciation is computed on a straight-line basis over the assets estimated useful lives of three years. Depreciation for the three and nine months ended September 30, 2020 was $3,978 and $5,083, respectively . There was no depreciation for the three and nine months ended September 30, 2019.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2020:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$128,488	$3,726,187	10

Amortization expense for the three and nine months ended September 30, 2020 was $96,366 and $128,488, respectively. There was no amortization expense for the three and nine months ended September 30, 2019.

Estimated future amortization expense for device technology intangible assets is as follows:

2021	2022	2023	2024	2025	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,798,852

NOTE 6. RELATED PARTY TRANSACTIONS

On December 3, 2014, Lanphere Law Group, a related party and the Company’s largest shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of legal fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the legal fees and costs incurred beginning with the legal services provided to the Company on November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for legal fees is paid current. The Company has recorded to equity, a total related party gain connected to these conversions during the nine month period ended September 30, 2020 and 2019 of none and $22,585, respectively. The Company converted the remaining payables to common stock through a separate agreement and there are no more payables to convert as of September 30, 2020.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

On March 8, 2017, Lanphere Law Group, a related party and the Company’s largest shareholder, irrevocably elected to exercise warrants in order to acquire 969,601 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was also recorded to equity. The principal balance of the note after the debt deduction was $31,662. On January 3, 2020, the note payable principal balance of $31,662 was converted to 9,520 common shares at a per share price of $3.326. As of September 30, 2020 and December 31, 2019, the principal balance of this note was none and $31,662, respectively. As of September 30, 2020 and December 31, 2019, the accrued interest on this note was none and $9,508, respectively.

Due to cash flow constraints, the Company experienced difficulty in compensating its directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by its Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of its Board of Directors. The Company’s Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On August 23, 2019, the Company entered into a Common Stock Purchase Agreement (the “Bennington SPA”) with Charles Bennington, one of the Company’s officers and directors, under which the Company agreed to issue 420,926 shares of its common stock in exchange for Mr. Bennington forgiving $595,000 in accrued compensation and services due. The Company also recorded a related party gain on the conversion of executive compensation to common shares of $535,500 that was accounted for as additional paid-in capital. The common shares were issued on or about August 28, 2019 at a per-share purchase price of $1.4135 per share.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Lanphere SPA”) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 643,438 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere. The amount of the debt reduction and, therefore the purchase price of the shares, was $96,303 which was used for the deduction of related party notes payable principal of $77,927 and accrued interest of $18,376. The Company recognized a related party gain of $5,350 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.1497 per share. After this exercise, Lanphere Law Group owned warrants to acquire an additional 454,097 shares of our common stock, which were subsequently exercised during 2020.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Mishal SPA”) with Devadatt Mishal, one of the Company’s directors, under which the Company agreed to issue 394,901 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. Mr. Mishal’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Mishal. The amount of the debt reduction and, therefore the purchase price of the shares, was $56,478 which was used for the deduction of related party notes payable principal of $45,000 and accrued interest of $11,478. The Company recognized a related party gain of $657 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.1430 per share. After this exercise, Devadatt Mishal owns no warrants to acquire additional shares of our common stock.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere SEA”) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 156,537 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Lanphere. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $3.326 per share. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus SEA”) with Vernon Justus, a related party, under which the Company agreed to issue 260,954 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Justus. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $3.326 per share. The fair value of the common shares was $36,887. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital.

The Company entered into a lease agreement with Lanphere Law Group, a related party, whereas the Company was the tenant and paying monthly rent of $4,100. The term of this operating lease ran from July 1, 2015 to June 30, 2019. From July 1, 2019 through December 31, 2019, the Company leased the same office space on a month to month basis. Rent expense, including CAM charges, for the nine month period ended September 30, 2020 and 2019 of none and $39,315, respectively, was accounted for as general and administrative expense.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

September 30, 2020

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

NOTE 7. NOTES PAYABLE

Related Parties

The Company has convertible notes payable to related parties that have a principal balance of $1,485,189 and $161,000 as of September 30, 2020 and December 31, 2019, respectively. The principal balance consists of one 10% convertible note payable due on demand. The notes carry fixed and variable conversion prices per share. The Company evaluated these convertible notes payable for derivative embedded conversion features and beneficial conversion features. The Company determined that there were both derivative embedded conversion features and beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020 and 2019, beneficial conversion feature amortization expense related to these convertible notes payable of $1,407,675 and none, respectively, was accounted for as amortization of interest - beneficial conversion feature expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, derivative embedded conversion feature amortization expense related to these convertible notes payable of none and $56,100 respectively, was accounted for as interest expense in the condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a related party, under which the Company agreed to issue 156,474 shares of its common stock in exchange for a reduction of four convertible notes payable to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $143,119 which was used for the deduction of related party convertible notes payable principal of $91,000 and accrued interest of $52,119.

The Company has a non-convertible notes payable to related parties principal balance of $11,810 and $328,423 as of September 30, 2020 and December 31, 2019, respectively. The principal balance consists of one zero interest note payable with a due date of December 31, 2012. This note is currently in default. During the three months ended March 31, 2020, the Company converted eight non-convertible notes payable to related parties that had a principal balance of $316,613. During the three months ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with four related parties, under which the Company agreed to issue 342,399 shares of its common stock in exchange for a reduction of eight non-convertible notes payable to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $549,311 which was used for the deduction of related party non-convertible notes payable principal of $316,613 and accrued interest of $232,698.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The Company has a notes payable with detached free-standing warrants to related parties principal balance of none and $280,119 as of September 30, 2020 and December 31, 2019, respectively. These notes carried interest rates ranging from 7% - 10% and had due dates ranging from 08/05/2015 – 03/30/2020. The exercise price for each note payable with detached free-standing warrants ranged from $0.03 - $0.53. As of September 30, 2020 and December 31, 2019, these notes carried outstanding detached free-standing warrants of none and 454,097, respectively. The unamortized discount at September 30, 2020 and December 31, 2019 is none and $8,656, respectively. During the nine-month period ended September 30, 2020 and 2019, stock warrants amortization expense recorded as interest expense was $8,656 and $36,103, respectively. The relative fair market value of the related stock warrants granted during the nine-month period ended September 30, 2020 and 2019 was none and $54,535, respectively. During the three months ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with two related parties, under which the Company agreed to issue 601,783 shares of its common stock in exchange for a reduction of 24 notes payable with detached free-standing warrants to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $320,858 which was used for the deduction of related party notes payable with detached free-standing warrants principal of $280,119 and accrued interest of $40,739.

Total interest expense for related party notes was $79,596 and $65,919 for the nine-month period ended September 30, 2020 and 2019, respectively.

Related party notes payable consist of the following:

	September 30, 2020	December31, 2019

Convertible Notes Payable	$1,485,189	$161,000
Conventional Non-Convertible Notes Payable	11,810	328,423
Notes Payable with Detached Free-standing Warrants	-	280,119
Unamortized Discount	-	(8,656)
Net Related Party Notes Payable	$1,496,999	$760,886

Non-Related Parties

The Company has convertible notes payable to non-related parties that have a principal balance of $56,683 and $143,136 as of September 30, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from 2/20/2013 – 3/06/2022. Two of the three notes are currently in default. These notes carry conversion prices ranging from $1.99 - $10.76 per share. The Company evaluated these convertible notes payable for derivative embedded conversion features and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020 and 2019, beneficial conversion feature amortization expense related to these convertible notes payable of none and $5,920, respectively, was accounted for as amortization of interest - beneficial conversion feature expense in the condensed consolidated statements of operations. During the three month period ended March 31, 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with six non-related parties, under which the Company agreed to issue 50,135 shares of its common stock in exchange for a reduction of eleven convertible notes payable to non-related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $166,749 which was used for the deduction of non-related party convertible notes payable principal of $83,952 and accrued interest of $82,797. The Company recorded a non-related party gain on loan extinguishment of approximately $68,000. During the three months ended March 31, 2020, the Company also entered into a non-related party convertible note payable agreement to convert a high interest rate convertible non-related party note payable with a principal balance of $25,000 and accrued interest due of $22,500 to a non-related party convertible note payable of $47,500 that accrues interest at 5%. The note conversion rate is $2 per common share. The Company recorded a loss on non-related party debt extinguishment of $11,697. On June 9, 2020, the holder of a $25,000 convertible promissory note with interest at 30% and accrued interest of $61,875 replaced the carrying amount of the note and its conversion features with a new non-convertible note totaling $47,500 that bears interest at 5%. The Company recorded a gain on non-related party debt extinguishment of $61,875.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The Company has non-convertible notes payable to non-related parties that have a principal balance of $84,165 and $21,438 as of September 30, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 1% - 10% and have due dates ranging from 12/27/2013 - 6/6/2022. Two of the four notes are currently in default. During the three month period ended March 31, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a non-related party, under which the Company agreed to issue 20,313 shares of its common stock in exchange for a reduction of his non-convertible non-related party note payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $67,561 which was used for the deduction of non-related party non-convertible notes payable principal of $3,938 and accrued interest of $63,623. The Company recorded a non-related party gain on loan extinguishment of $39,000. On May 12, 2020, the Company received proceeds of $41,665 from a commercial bank under the SBA Payroll Protection Loan Program. The loan requires interest at 1% and 18 monthly payments of principal and interest beginning December 5, 2020. Provisions of the SBA Payroll Protection Loan Program allow for portions or all the loan balance to be forgiven should certain criteria be met. The Company expects that it will meet the criteria for the full of amount of loan forgiveness.

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 as of September 30, 2020 and December 31, 2019. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

Total interest expense for non-related party notes was $14,036 and $44,643 for the nine-month period ended September 30, 2020 and 2019, respectively.

Non- related party notes payable consist of the following:

	September 30, 2020	December 31, 2019

Convertible Notes Payable	$56,683	$143,136
Conventional Non-Convertible Notes Payable	84,165	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000

Net Non-Related Party Notes Payable	$145,848	$169,574

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The embedded derivative for the notes were carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.13%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The notes were not converted and deemed paid in full at the closing of the Transaction on June 5, 2020. The principal amounts of these notes were settled and transferred to the APA Note and a loss on debt extinguishment of $273,462 was recognized during the nine-month period ended September 30, 2020. The fair value of the embedded derivative recorded on the balance sheet as a liability was none and $60,650 at September 30, 2020 and December 31, 2019, respectively. Utilizing level 3 inputs, the Company recorded a fair market value gain of $60,650 during the nine months ended September 30, 2020 and a gain of $3,400 during same period ended September 30, 2019.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2019	$60,650
Fair market value adjustments (including settlements)	(60,650)
Balance at September 30, 2020	$0

NOTE 9. STOCK SUBSCRIPTIONS PAYABLE

The Company has common stock subscriptions payable due to related parties of $79,624 payable with 89,077 of its common shares at September 30, 2020 and December 31, 2019. The Company recorded a related party gain of none and $22,585 related to the outstanding common stock subscriptions payable during the nine month period ended September 30, 2020 and 2019, respectively.

The Company has common stock subscriptions payable due to non-related parties of $20,504 payable with 15,108 of its common shares at September 30, 2020. The Company had no common stock subscriptions payable due to non-related parties at December 31, 2019.

The Company has preferred stock subscriptions payable due to related parties of $2,700,000 payable with 2,700,000 of its 8% Series A-1 Convertible Preferred shares as of September 30, 2020. The Company has preferred stock subscriptions payable due to related parties of $1,000,000 payable with 1,000,000 of its 8% Series A-1 Convertible Preferred shares as of December 31, 2019.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 10. COMMON STOCK

On February 25, 2019, the Company issued 1,065,982 shares of its common stock to non-related parties for $39,000 in cash.

On August 23, 2019, the Company converted $56,478 of related party debt into 394,901 shares of its common stock at $0.1430 per share.

On August 23, 2019, the Company converted $96,303 of related party debt into 643,438 shares of its common stock at $0.1497 per share.

On August 23, 2019, the Company converted $595,000 of accrued executive compensation owed to a related party into 420,926 shares of its common stock at $3.326 per share.

On August 23, 2019, the Company issued to a related party 156,537 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock at $3.326 per share. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

On August 23, 2019, the Company issued to a related party 260,954 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock at $3.326 per share. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

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

September 30, 2020

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On April 1, 2020, the Company converted $43,750 of non-related party debt into 75,165 issued shares of its common stock at $0.5821 per share and recorded a non-related party loss of $43,743 as other expense in the consolidated statements of operations.

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

September 30, 2020

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

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere” SEA) with Michael Lanphere, one of the Company’s officers, under which the Company agreed to issue 156,537 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Lanphere. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $3.326 per share and were issued on or about August 28, 2019. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus” SEA) with Vernon Justus, an individual, under which the Company agreed to issue 260,954 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Justus. The Series A Convertible Preferred stock were exchanged for the Company’s common shares at a price of $3.326 per share and were issued on or about August 28, 2019. The fair value of the common shares was $36,887. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital on the unaudited condensed consolidated balance sheet.

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

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On May 7, 2020, the Company amended a Convertible Preferred Stock Investment Agreement granting the exclusive right to SOBR SAFE to purchase up to 2,700,000 shares.

As of September 30, 2020 and December 31, 2019, the Company has sold 2,700,000 and 1,000,000 shares of its 8% Series A-1 Convertible Preferred Stock, respectively, but has not issued any stock certificates yet.

On July 2, 2020, the Company executed Amendment No. 2 to the Convertible Preferred Stock Investment Agreement which provides that the full amount of each dividend due on a dividend payment date, even if not declared, shall be paid to any holder regardless of the date on which the holder acquired the stock.

The Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The preferred shareholders will participate in any common stock dividends on an as converted basis. Although no dividends were declared as of September 30, 2020 and 2019, the Company has accrued dividends payable of $161,880 related to the 8% Series A-1 Convertible Preferred Stock as of September 30, 2020.

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

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans were made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula: 60% or 80% of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than $0.025. Each Stock Fee is fully vested immediately and expires 5 years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. After the Company entered into a Debt Conversion and Common Stock Purchase Plan with Mr. Lanphere dated January 3, 2020, Mr. Lanphere agreed to exercise his stock warrants and the Company agreed to convert and issue 454,097 shares of its common stock to reduce a notes payable principal balance consisting of two notes in the amount of $65,875. The Company did not record a loss on debt extinguishment for this conversion pursuant to ASC 470-20-40-4 that states that upon conversion in accordance with its original terms, the carrying amount of the convertible debt without a BCF, including any unamortized premium or discount, is credited to the capital accounts and no gain or loss should be recognized. Mr. Lanphere owns no more warrants to shares of our common stock. The number of warrants outstanding to Mr. Lanphere at September 30, 2020 and December 31, 2019 were none and 454,097, respectively.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”). FCV set up a special purpose vehicle (“SPV”) that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1.00 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at September 30, 2020 and December 31, 2019 are 144,317 and 144,317, respectively.

On June 5, 2020, at closing of the Transaction, the Company entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement under which we issued warrants to IDTEC to purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share. The warrants expire five years after the date of issuance.

The total outstanding balance of all non-employee stock warrants in the Company is 464,317 and 598,414 at September 30, 2020 and December 31 2019, respectively. There were 320,000 non-employee detached free-standing stock warrants granted during the nine month period ended September 30, 2020 and 772,261 non-employee detached free-standing stock warrants granted during the nine month period ended September 30, 2019. The relative fair value of these non-employee stock warrants granted during the nine month period ended September 30, 2020 and 2019 totaled $695,454 and $54,535, respectively, and were determined using the Black-Sholes option pricing model based on the following assumptions:

	Sept. 30, 2020	Sept. 30, 2019
Exercise Price	$0.50	$ 0.06 - 0.2
Dividend Yield	0%	0%
Volatility	153%	134% - 138%
Risk-free Interest Rate	0.29%	1.83% – 2.53%
Life of Warrants	5 Years	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the nine month period ended September 30, 2020 and 2019, and as of September 30, 2020 and 2019:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	721,678	$0.1397 - 0.6319	3.45 Years	$0.1929	$-
Warrants Granted	772,261	$0.06 - 0.2062	4.50 Years	$0.1231	$161,129
Warrants Exercised	(1,038,339)	$0.06 - 0.5322		$0.1630
Warrants Expired	(1,503)	$0.6319		$0.6319
Balance at September 30, 2019	454,097	$.1330 - 0.1530	4.55 Years	$0.1463	$85,158

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304 – 1.039375	3.97 Years	$0.3607	$1,276,870
Warrants Granted	320,000	$0.50	4.68 Years	$0.50	$761,600
Warrants Exercised	(454,097)	$0.13304 - 0.15299		$0.1451
Warrants Expired	-
Balance at September 30, 2020	464,317	$0.50 - 1.039375	3.91 Years	$0.66765	$1,027,234

Exercisable at December 31, 2019	598,414	$0.13304 – 1.039375	3.97 Years	$0.3607	$1,276,870
Exercisable at September 30, 2020	464,317	$0.50 - 1.039375	3.91 Years	$0.66765	$1,027,234

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective. The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of September 30, 2020 and December 31, 2019, the Company granted stock options to acquire 2,541,239 and 2,381,239 shares of common stock under the plan, respectively. As of September 30, 2020, the plan has 1,213,060 vested shares and 1,328,179 non-vested shares. As of December 31, 2019, the plan had 539,847 vested shares and 1,841,392 non-vested shares. The stock options are held by our officers, directors, employees, and certain key consultants. In total for the nine months ended September 30, 2020 and 2019, the Company recorded $343,549 and none, respectively, of share-based compensation expense related to the stock options. The unrecognized compensation expense as of September 30, 2020 was approximately $358,000 for non-vested share-based awards to be recognized over periods of approximately three to seven years.

In applying the Black-Scholes options-pricing model, assumptions used to compute the fair value of the stock options granted during the nine month period ended September 30, 2020 and 2019 were as follows:

	September 30, 2020	September 30, 2019
Exercise Price	$0.26-3.30	-
Dividend Yield	0%	-
Expected Volatility	153%-171%	-
Risk Free Interest Rate	0.19%-0.43%	-
Expected Life	2.2-5 years	-

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The following table summarizes the changes in the Company’s outstanding stock options during the nine month period ended September 30, 2020 and 2019, and as of September 30, 2020 and 2019.

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	53,367	$0.1497 – 8.31	2.32 Years	$0.2761	$-
Options Granted	-	-
Options Exercised	-	-
Options Cancelled	(45,100)	$0.1497		$0.1497
Options Expired	-	-
Balance at September 30, 2019	8,267	$0.2328 – 8.31	0.07 Years	$0.9678	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,239	$0.2634 - 1.039	8.86 Years	$0.2946	$5,238,080
Options Granted	160,000	$0.2634 – 3.30	4.10 Years	$1.9454	$149,532
Options Exercised	-	-
Options Cancelled	-	-
Options Expired	-	-
Balance at September 30, 2020	2,541,239	$0.26342 – 3.30	7.86 Years	$0.3987	$6,305,579

Exercisable at December 31, 2019	539,847	$0.2634 – 1.03938	8.93 Years	$0.4	$1,129,786
Exercisable at September 30, 2020	1,213,060	$0.26342 – 3.30	8.21 Years	$0.5009	$2,885,963

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Executive Stock Options

The Company has 829,492 outstanding executive stock options exercisable at $0.2634 per share as of September 30, 2020 and 299,317 outstanding executive stock options as of December 31, 2019.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s directors, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2634 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 18,040 and 0 stock options were vested as of September 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of September 30, 2020.

On October 25, 2019, the Company granted Nick Noceti, the former Company’s Chief Financial Officer, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2634 and vest quarterly over a two-year period commencing January 1, 2020. The stock options have a five-year term. A total of 9,020 and 0 stock options were vested as of September 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of September 30, 2020.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s directors, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2634 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 18,040 and 0 stock options were vested as of September 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of September 30, 2020.

On October 25, 2019, the Company entered into an Employment Agreement with Kevin Moore to serve as the Company’s Chief Executive Officer. Under the terms of the agreement, the Company granted Kevin Moore stock options under its 2019 Equity Compensation Plan to acquire 1,058,328 shares of its common stock at an exercise price of $0.2634. The stock options vest in 36 equal monthly installments of 29,398 shares during the three-year term of his Employment Agreement. A total of 323,378 and 58,796 stock options were vested as of September 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of September 30, 2020 or December 31, 2019.

On October 25, 2019, the Company entered into an Employment Agreement with David Gandini to serve as the Company’s Chief Revenue Officer. Under the terms of the agreement, the Company granted David Gandini stock options under its 2019 Equity Compensation Plan to acquire 721,588 shares of its common stock at an exercise price of $0.2634. The stock options vest in 36 equal monthly installments of 20,044 shares during the three-year term of his Employment Agreement. David Gandini was also granted an aggregate of 240,529 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 40,090 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. A total of 461,014 and 240,521 stock options were vested as of September 30, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of September 30, 2020 or December 31, 2019.

SOBR Safe, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. The Company leased the same office space on a month to month basis until December 31, 2019. On October 15, 2019, the Company entered into a short-term lease agreement with Highland School that is between $2,800 - $2,900 per month and ends on October 31, 2020. The lease has been renewed for another twelve months under the same general terms and conditions. The Company also leases an office space for $1,300 per month on a short-term (month to month) basis through a related party that terminates at any time. Rent expense under office leases, including CAM charges, was $47,711 and $39,315 for the nine month period ended September 30, 2020 and 2019, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of November 2020.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786, plus accrued interest, to our ex-employee for unpaid wages under these Orders and we are working to get this amount paid off.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 16, 2020, which is the date the condensed consolidated financial statements were available to be issued, and has determined that there are no other material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Overview

We intend to create substance-free environments by integrating and commercializing critical detection technologies. Our mission is to save lives, increase productivity, create significant economic benefit and positively impact behavior. To that end, we developed the patented SOBR® Safe™ system for non-invasive alcohol detection and identity verification, a solution that has anticipated applications in school buses, commercial vehicle fleets and facility access control, as well as addiction treatment and managed care.

The SOBR® Safe™ system can be deployed across numerous platforms for various uses, the first platform is our centralized access control product SOBR®Check™. When installed in manufacturing facilities, warehouses and more, SOBR®Check™ enables a rapid, hygienic finger scan, with real-time results, delivered securely to the employer for any necessary corrective action. Currently, additional platforms for our alcohol detection system also include an app-based wearable band for ongoing monitoring, and integrations with current law enforcement technologies to enhance public safety. In addition, we are proactively evaluating other emerging detection technologies for alcohol, cannabis, opioids, heart rate and more.

Finally, we believe are platform portfolio approach could yield a highly valuable information asset. The opportunity to collect hundreds of thousands of data points over time could enable the development of predictive analytics for perpetual safety improvement (and associated cost savings capture). And by demonstrating substance-free environments, employers could deliver a data-driven argument for lowering insurance premiums.

As noted above, for our initial platform for our SOBR® Safe™ system we have developed and patented a touch-based identity verification and alcohol detection system called SOBR®Check™. SOBR®Check™is a potentially disruptive technology with anticipated applications in 1) commercial fleet management, 2) school buses, 3) manufacturing facilities and 4) warehousing. We have begun our initial pilot testing, which will continue through the end of 2020 with the goal to finalize the commercial product design and manufacturing strategy by that time. We anticipate beginning commercialization in the first quarter of 2021. SOBR®Check™ will be manufactured in the United States.

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

In addition to focusing on the development, marketing, and commercialization of the SOBR®Check™ device, we are also constantly reviewing potential synergistic technologies and businesses for potential partnerships or as acquisition candidates.

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

Corporate Overview

We were formed in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (the “Company” or “TBT”), a California corporation, from TBT’s directors in exchange for 373,315 shares of our common stock.

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

On March 9, 2020, our Board of Directors approved the amendment to our Certificate of Incorporation on March 9, 2020 and stockholders holding 52.24% of our then outstanding voting stock approved the amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, (i) changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.”, (ii) effecting a 1-for-33.26 reverse stock split of our common stock, and (iii) decreasing our authorized common stock from 800,000,000 shares to 100,000,000 shares, and became effective with the State of Delaware on April 24, 2020.

As a result of the reverse stock split effected by our Certificate of Amendment to our Certificate of Incorporation, every 33.26 shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock was reduced from 266,097,657 (pre-split) to approximately 8,000,000 (post-split). No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split will instead receive one additional share of our common stock in lieu of the fractional share. The reverse stock split will not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share is rounded up to the nearest whole share.

At the open of trading on June 8, 2020, our new name and reverse stock split went effective with OTC Markets, and we began trading on the “OTC Pink Current Information” tier of OTC Markets on a post reverse stock split basis. Our ticker symbol for the quotation of our common stock is now “SOBR”.

As noted elsewhere herein, we have developed and patented a high technology, state-of-the-art transdermal sensing system that detects alcohol through a person’s skin.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2020 and 2019.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations for Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Summary of Results of Operations

	Three Months Ended September 30,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	191,589	89,481
Stock-based compensation expense	-	-
Management salaries and consulting fees	352,266	-
Research and development	152,123	-
Total operating expenses	695,978	89,481

Operating loss	(695,978)	(89,481)

Other income (expense):
Loss on extinguishment of debt, net	-	-
Gain on fair value adjustment – derivatives	-	200
Interest expense	(41,622)	(126,825)
Amortization of interest – beneficial conversion feature	-	-
Asset impairment adjustment	-	-
Total other (expense), net	(41,622)	(126,625)

Net loss	$(737,600)	$(216,106)

Operating Loss; Net Loss

Our net loss increased by $521,494 from $216,106 to $737,600, from the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2020. Our operating loss increased by $606,497, from $89,481 to $695,978 for the same periods. The change in our net loss for the three months ended September 30, 2020, compared to the prior year period, is primarily a result of increases in our management salaries and consulting fees, and research and development, both of which are primarily related to our increased operations and management team in connection with the closing of the transaction with IDTEC. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the second quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $102,108, from $89,481 for the three month period ended September 30, 2019 to $191,589 for the three month period ended September 30, 2020, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Management Salaries and Consulting Fees

Management salaries and consulting fees were $352,266 for the three months ended September 30, 2020. We did not have management salaries and consulting fees in the three months ended September 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The management salaries and consulting fees in 2020 were related to salaries and fees paid to our management and consultants in the three months ended September 30, 2020, which includes our new management team we hired in connection with the transaction with IDTEC.

Research and Development

Research and development was $152,123 for the three months ended September 30, 2020. We did not have research and development in the three months ended September 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The research and development in 2020 was related to expenses to developing our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology.

Interest Expense

Interest expense decreased by $85,203, from $126,825 for the three month period ended September 30, 2019 to $41,622 for the three-month period ended September 30, 2020. For both periods these amounts are largely due to the interest on outstanding debt. The decrease between the two periods is largely related to the fact that during 2020 we converted many of the instruments that we were paying interest on in 2019.

Results of Operations for Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Summary of Results of Operations

	Nine Months Ended September 30,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	400,127	239,978
Stock-based compensation expense	41,302	-
Management salaries and consulting fees	1,103,828	-
Research and development	309,403	-
Total operating expenses	1,854,660	239,978

Operating loss	(1,854,660)	(239,978)

Other income (expense):
Loss on extinguishment of debt, net	(269,144)	-
Gain on fair value adjustment – derivatives	60,650	3,400
Interest expense	(107,253)	(269,619)
Amortization of interest – beneficial conversion feature	(1,407,675)	(5,920)
Asset impairment adjustment	(25,320,555)	-
Total other expense, net	(27,043,977)	(272,139)

Net loss	$(28,898,637)	$(512,117)

Operating Loss; Net Loss

Our net loss increased by $28,386,520 from $512,117 to $28,898,637, from the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2020. Our operating loss increased by $1,614,682, from $239,978 to $1,854,660 for the same periods. The change in our net loss for the nine months ended September 30, 2020, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the period, as well as us having increases in general and administrative expenses, management salaries and consulting fees, and research in development, all of which are primarily related to our increased operations and management team in connection with the closing of the transaction with IDTEC; offset by a decrease in our interest expense. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the second quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $160,149, from $239,978 for the nine month period ended September 30, 2019 to $400,127 for the nine month period ended September 30, 2020, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock based compensation expense of $41,302 for the nine months ended September 30, 2020, compared to $0 for the nine months ended September 30, 2019. The expense in 2020 was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees were $1,103,828 for the nine months ended September 30, 2020. We did not have management salaries and consulting fees in the nine months ended September 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The management salaries and consulting fees in 2020 were related to salaries and fees paid to our management and consultants in the nine months ended September 30, 2020, which includes our new management team we hired in connection with the transaction with IDTEC.

Research and Development

Research and development was $309,403 for the nine months ended September 30, 2020. We did not have research and development in the nine months ended September 30, 2019, or such expenses were minimal and included in our general and administrative expenses. The research and development in 2020 was related to expenses to developing our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $269,144 for the nine-month period ended September 30, 2020, compared to $0 for the nine-month period ended September 30, 2019. This increase was due to us converting several notes payable with conversion prices less than the fair market price on the conversion date during the nine months ended September 30, 2020, but none during the nine months ended September 30, 2019.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $60,650 for the nine months ended September 30, 2020, compared to $3,400 for the nine months ended September 30, 2019. For both periods the amounts are related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument is tied to the price of our common stock.

Interest Expense

Interest expense decreased by $162,366, from $269,619 for the nine month period ended September 30, 2019 to $107,253 for the nine-month period ended September 30, 2020. For both periods these amounts are largely due to the interest on outstanding debt. The decrease between the two periods is largely related to the fact that during 2020 we converted many of the instruments that we were paying interest on in 2019.

Amortization of Interest – Beneficial Conversion Feature

During the nine month period ended September 30, 2020, we had amortization of interest – beneficial conversion feature expense of $1,407,675 compared to $5,920 during the nine-month period ended September 30, 2019. The expense in 2020 was related to the amortized discount on a convertible note payable of $1,485,189. The expense in 2019 was related to the amortized discount on convertible non-related party notes payable.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the nine months ended September 30, 2020. We did not have an asset impairment adjustment in the nine months ended September 30, 2019. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, we agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the nine months ended September 30, 2020, we impaired the value of the robotic assets we received in the transaction.

Liquidity and Capital Resources for Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Introduction

During the nine months ended September 30, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2020 is $979,641 and our monthly cash flow burn rate is approximately $125,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2020 and as of December 31, 2019, respectively, are as follows:

	September 30, 2020	December 31, 2019	Change

Cash	$979,641	$681,759	$279,882
Total Current Assets	$987,701	$690,813	$296,888
Total Assets	$4,765,210	$690,813	$4,074,397
Total Current Liabilities	$5,139,717	$4,283,934	$855,783
Total Liabilities	$5,139,717	$4,283,934	$855,783

Our current assets increased as of September 30, 2020, as compared to December 31, 2019, due to us having more cash on hand at September 30, 2020. The increase in our total assets between the two periods is primarily related to our acquisition of assets related to the closing of our Asset Purchase Agreement with IDTEC, LLC.

Our current liabilities increased as of September 30, 2020, as compared to December 31, 2019. This increase was primarily due to increases in accrued dividends payable, preferred stock subscriptions payable, notes payable – related parties, and common stock subscriptions payable, offset by decreases in accounts payable, accrued expenses, accrued interest payable, related party payables and derivative liabilities.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $1,443,783 for the nine-month period ended September 30, 2020, as compared to net cash used for operating activities of $202,529 for the nine-month period ended September 30, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $28,898,637 and change in fair value of derivative liability of $60,650, offset by a loss on debt extinguishment, net of $269,144, depreciation and amortization of $133,571, amortization of interest – beneficial conversion feature of $1,407,675, stock warrants expense of $8,856, stock options expense of $343,549, stock-based compensation expense of $41,302, and asset impairment adjustment of $25,320,555, and changes in our assets and liabilities of  prepaid expenses of $994, other assets of $8,680, accounts payable of $140,906, accrued expenses of $83,495, accrued interest payable of $6,697, and related party payables of $51,976. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of $512,117 and change in fair value of derivative liability of $3,400, offset by amortization of interest-beneficial conversion feature of $62,020, and stock warrants expense of $36,103, and changes in our accounts payable of $2,692, accrued expenses of $1,393, accrued interest payable of $123,008, related party payables of $91,048, stock subscriptions payable of $1,303, and prepaid expenses of $3,591.

Investments

We had no cash provided by or used for investing activities during the nine-month period ended September 30, 2020 or September 30, 2019.

Financing

Our net cash provided by financing activities for the nine-month period ended September 30, 2020 was $1,741,665, compared to $215,625 for the nine-month period ended September 30, 2019. For the nine-month period ended September 30, 2020, our net cash from financing activities consisted of proceeds from offering of preferred stock – related parties of $1,700,000, and proceeds from notes payable – non-related parties of $41,665. For the nine-month period ended September 30, 2019, our net cash from financing activities consisted of proceeds from notes payable – related parties of $116,625, proceeds from notes payable – non-related parties of $60,000, and proceeds from issuances of common stock – non-related parties of $39,000.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of November 2020.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020 we issued the following unregistered securities:

During the three months ended September 30, 2020, we sold 930,000 shares of our 8% Series A-1 Preferred Stock to SOBR Safe, LLC, in exchange for $930,000.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of September 30, 2020 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of September 30, 2020 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of September 30, 2020 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of September 30, 2020 this note was in default.

On March 14, 2014, we borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of September 30, 2020 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of September 30, 2020 this note was in default.

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

In advance of closing the Transaction, IDTEC and a few other affiliated parties (i) loaned funds directly to us, (ii) spent funds for the general costs related to the Transaction, and/or (iii) spent funds to further develop and enhance the current SOBR product. As a result of closing the Transaction, all the funds spent by IDTEC for any reason related to the Transaction were turned into a convertible promissory note. This note totaled approximately $1,485,000 at closing, carried a simple interest rate of 10% per annum, is due upon demand, and may be convertible into shares of our common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The repayment of this promissory note is secured by a first priority security lien or security interest in our patents, trademarks, tradenames and other intellectual property described in Exhibit A of the promissory note. The convertible promissory note we issued is in the form attached hereto as Exhibit 10.13.

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

SOBR Safe, Inc.

Dated: November 16, 2020	By:	/s/ Kevin Moore
Kevin Moore
	Its:	Chief Executive Officer and Principal
Executive Officer

