Form 10-K
period 2020-12-31
SOBR Safe, Inc.
filed 2021-03-31
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2020: $13,497,633 as based on last reported sales price of such stock ($2.90) on June 30, 2020. The voting stock held by non-affiliates on that date consisted of 4,654,356 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2021, there were 25,965,203 shares of common stock, $0.00001 par value, issued and outstanding.

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

SOBR Safe, Inc.

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

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc. On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 10,973,678 shares of our common stock. In connection with this transaction, two of our directors resigned and Sam Satyanarayana, Ronald Williams and Devadatt Mishal were appointed directors. Because of the September 2011 and January 2012 acquisitions of TBT common stock, we currently own approximately 99% of the outstanding shares of TBT, and we control its Board of Directors and officer positions. The remaining approximately 2% is owned by non-affiliated individuals that did not participate in the share exchange.

Because of the acquisition, TBT’s business is our business and, unless otherwise indicated, any references to “us” or “we” include the business and operations of TBT. Due to our approximately 99% ownership of TBT, the approximately 1% non-controlling interest is combined with ours in the attached financial statements.

On March 9, 2020, in connection with our transaction with IDTEC, LLC (as detailed herein) our Board of Directors approved the amendment to our Certificate of Incorporation on March 9, 2020 and stockholders holding 52.24% of our then outstanding voting stock approved the amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, (i) changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.”, (ii) effecting a 1-for-33.26 reverse stock split of our common stock, and (iii) decreasing our authorized common stock from 800,000,000 shares to 100,000,000 shares, and became effective with the State of Delaware on April 24, 2020.

As a result of the reverse stock split effected by our Certificate of Amendment to our Certificate of Incorporation, every 33.26 shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock at the time was reduced from 266,097,657 (pre-split) to approximately 8,000,000 (post-split). No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split will instead receive one additional share of our common stock in lieu of the fractional share. The reverse stock split did not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share is rounded up to the nearest whole share. As a result of the reverse stock split all share figures included in this Annual Report have been adjusted to reflect the stock split.

 At the open of trading on June 8, 2020, our new name and reverse stock split went effective with OTC Markets, and we began trading on the “OTC Pink Current Information” tier of OTC Markets on a post reverse stock split basis. Our ticker symbol for the quotation of our common stock is now “SOBR”. On November 16, 2020, we began trading on the “OTCQB” tier of OTC Markets.

Our offices are located at 885 Arapahoe Road, Boulder, CO 80302, telephone number (303) 449-7235.

Business Overview

General

We intend to create substance-free environments by integrating and commercializing critical substance detection technologies. These technologies will be integrated within our robust and scalable data platform producing predictive analytics and statistical user data. Our mission is to save lives, accelerate intervention, increase productivity, create significant economic benefit and positively impact behavior. To that end, we developed the scalable, patented SOBRSafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has anticipated applications in school buses, commercial vehicle fleets and facility access control, as well as addiction treatment and managed care.

4

Currently, our plan is to deploy our SOBRSafe™ technology in two initial devices: the SOBRtab™ wearable band and the SOBRCheck™ system.

SOBRtab™

SOBRtab™ is a transdermal, alcohol-detecting wearable band containing our SOBRSafe™ technology for ongoing, real-time alcohol monitoring, with predictive heart rate monitoring.

SOBRCheck™

SOBRCheck™ is our centralized access control product. When installed in manufacturing facilities, warehouses and more, SOBRCheck™ enables a rapid, hygienic finger scan, with real-time results delivered securely to the employer for any necessary corrective action.

The SOBRSafe™ technology can also be deployed across numerous additional devices for various uses. Currently, additional devices for our SOBRSafe™ alcohol detection technology we are exploring include possible integrations with existing law enforcement technologies to enhance public safety. In addition, we are proactively evaluating other emerging detection technologies for alcohol, cannabis, opioids, human health and more.

Statistical analytics and predictive user data is another potential valuable asset. We believe our device portfolio approach could yield a highly valuable information asset. The opportunity to collect millions of data points over time could enable the development of predictive analytics for perpetual safety improvement (and associated cost savings capture). And by demonstrating substance-free environments, employers could deliver a data-driven argument for lowering insurance premiums, and we could potentially partner with insurance providers to mandate use of the SOBRSafe™ devices and/or technology.

In addition to focusing on the development, marketing and commercialization of the SOBRCheck™ and SOBRtab™ devices, we are also constantly reviewing synergistic technologies and businesses for potential partnerships, including licensing the SOBRSafe™ technology.

The Substance Abuse Problem

Our management believes the key to developing a successful product is to find a potential solution to a consumer need that is not being adequately addressed with technologies in the current marketplace. When that need also involves a potential solution for a societal crisis like the impact of substance abuse on the workplace and individual lives then the motivation is even stronger and the potential results that much more impactful.

Through crime, lost work productivity and healthcare expenses, the annual cost of alcohol abuse in the U.S. is estimated to be $249 billion. One- half of all industrial accidents involve alcohol, and commercial fleets suffer from over 11,000 alcohol-related accidents each year. We believe we have a solution that addresses this problem, and we anticipate in the second quarter 2021 our technology will be available for use in commercial fleet management, school bus safety and workplace access control in manufacturing facilities and warehouses.

Competitive Advantages

SOBRSafe™ is currently the only preventative transdermal (touch-based) alcohol detection system in the U.S. market – we seek to eliminate the possibility of alcohol-related accidents before they occur, not simply punish the offender post-fact. Companies like SCRAM, BACTRACK, BI TAD, Soberlink, Smart Start, Intoxalock and others are focused on the judicially-mandated market, i.e. breathalyzers for blood alcohol content (BAC) measurement, or court-ordered ankle monitors. Only SOBRSafe™ provides the data needed to get ahead of an issue, not simply react to its consequences.

Our SOBRCheck™ device is a patent-pending touch-based identity verification and alcohol detection system that utilizes our SOBRSafe™ system. A user places two fingers on the sensors above; one sensor reads specific data points under the skin (not just relying on a finger print) to confirm identity, and the other senses ethanol secreted via sweat through the pores of the fingertip.

Marketing

We have developed a marketing plan that includes 1) multi-channel investor relations, 2) popular and trade media public relations, 3) advocacy group alignment, 4) video-centric social media outreach, 5) deploying savvy business development partners specific to and expert in the market segments/applications defined above and 6) and continual research around the potential integration of detection technology for THC and opiates, to name a few.

We have successfully conducted one pilot program with an international employer, and are in advanced discussion on multiple additional pilot-to-revenue programs. We are working to execute three pilots in the manufacturing space in Q1 2021, in order to perfect the user experience and interface, enrollment process and data collection/management methodology.

Research and Development

Our SOBRSafe™ system for non-invasive alcohol detection and identity verification has been completed and tested. Based on the results of the testing, including in one pilot program, we believe the system is ready for manufacturing in high volume to be included in our various platforms.

We are currently pursuing multiple generations of the SOBRtab™ wearable band, each with successively advanced capabilities. Our CTO is also proactively evaluating emerging technologies including light, nano sensors, optics, ECG and more to most accurately detect alcohol, cannabis, opioids and determinants of human health. The current iteration of our SOBRtab™ wearable integrates health monitoring and predictive analytics into a high fashion wearable band.

The SOBRCheckTM patent pending, multiuser, touch-based alcohol detection platform with identity detection performed outstanding in human trials and is currently being tooled up for manufacturing.

Intellectual Property

We currently have the following patent and patent applications related to our SOBRSafe™ system and related devices:

1)	U.S. Patent No. 9,296,298, titled “Alcohol detection system for vehicle driver testing with integral temperature compensation”, which expires in 2032.
2)	Provisional Patent Application No. 63,014,776, titled “Non-invasive Transdermal Alcohol Screening System”
3)	Provisional Patent Application No. 63,109,134, titled “Wearable Data Collection Device w/Non-Invasive Sensing”

We are applying for trademarks related to the SOBRSafe™ system, SOBRCheck™ and SOBRtab™.

Government Regulation

At the present time, only the judicially-mandated market is regulated. Devices sold into this market must be approved by state government agencies. Since we utilize a unique Go/No Go methodology that simply alerts to the presence of alcohol (as opposed to measuring a discrete BAC), information that may be used at the discretion of the employer (or counselor, parent, etc.), we do not believe we will be subject to any government regulation.

Employees

As of December 31, 2020, we have seven employees, including Kevin Moore, our Chief Executive Officer; David Gandini, our Chairman, Chief Financial Officer, Secretary and Chief Revenue Officer; and Dean Watson, our Chief Technology Officer.

Human Capital Resources

As noted above, we only have a small number of employees. The remainder of our workforce is consultants due to the nature of our business. As it relates to our employees and the consultants that work with us:

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ to enhance our inclusive and diverse culture. We continue to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during 2020, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. We believe these actions helped minimize the impact of COVID-19 on our workforce.

Corporate Information

               Our corporate offices are located at 885 Arapahoe Road, Boulder, CO 80302, telephone number (844) 762-7723.

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

Our business plan, which is focused on the development and commercialization of alcohol detection devices, is dependent upon our SOBR® Safe™ technology. If that technology proves to be ineffective at detecting alcohol in person’s system through secretions from their skin, it would significantly impact our business.

Our business plan, which is focused on the development and commercialization of alcohol detection devices, is dependent upon our SOBR® Safe™ technology. In the event that technology proves to be ineffective at detecting alcohol in person’s system through secretions from their skin, it would significantly impact our business.

Some of our planned products for our SOBR® Safe™ technology require us to integrate our technology with technologies owned by third-party companies. In the event the technologies do not integrate well together or in the event there are issues with the third-party technologies, it could cause those products to fail or not be as effective as planned.

We are planning to integrate our SOBR® Safe™ technology with certain technologies owned by third-parties in certain of our planned products. In the event the technologies do not integrate well together or in the event there are issues with the third-party technologies, it could cause those products to fail or not be as effective as planned. If this were to occur it would significantly, negatively impact our business and future business plans.

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of the devices that will contain our SOBRSafe™ technology. As a result of state and localities implementation of social distancing and “work from home” regulations more and more companies have been forced to either shut down, slow down or alter their work routines. Since the development and testing of the devices containing our SOBRSafe™ technology is a “hands on” process these alternative work arrangements could significantly slow down our anticipated schedules for the development, marketing and leasing/sale of our SOBR device, which could have a negative impact our business.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for devices containing our SOBRSafe™ technology is highly competitive and is becoming more so, which could hinder our ability to successfully market our products. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

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

We intend to use the SOBR Safe™ technology in various platforms in the preventative, B2B market, as opposed to the judicially-mandated individual user market. Currently, most alcohol sensing devices are breath analyzers and ankle bracelets employed in the judicially-mandated market where the use is usually required by law as a punishment for committing a crime. We will be asking companies and institutions that have an interest in monitoring whether their employees or contractors have alcohol in their systems due to their job responsibilities (such as fleet and school bus drivers, factory machinists, forklift operators, etc.), to adopt a new requirement that their employees or contractors must abide in order to remain employed. While we believe this will be attractive to many companies and industries, we must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance, our investors could lose their entire investment.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Currently, we manufacture the limited number of SOBRCheck™ prototype devices we have developed by applying our proprietary know-how to “off the shelf” parts and components. However, if we are successful in our growth plan, eventually we will have to contract out our manufacturing of the devices. At that time, the stability of component supply will be crucial to determining our manufacturing process. Due to the fact we currently manufacture the device from “off the shelf” parts and components, all of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

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

We eventually plan to outsource the manufacturing of devices utilizing the SOBR® Safe™ alcohol detection system to contract manufacturers. These manufacturers will procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their agreements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have quality assurance practices to ensure good product quality, defects still may be found in the future in our future products.

End-users could lose their confidence in our products our company when they unexpectedly use defective products or use our products improperly. This could result in loss of revenue, loss of profit margin, or loss of market share.

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

We currently have one “use” patent covering the SOBR® Safe™ alcohol detection system and/or the SOBR devices and two others pending with the USPTO. These are not patents over the components of the device, but instead covering the use of those components in the SOBR device. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

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

One component of our growth strategy focuses on acquiring additional technologies, companies and/or assets. We may not, however, be able to identify, audit, or acquire technologies, companies and/or assets on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common Stock.

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

Even if we are able to acquire additional technologies, companies and/or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our company and the trading price of our stock.

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

Our management has discretion as to how to use any proceeds from the sale of securities.

We reserve the right to use the funds obtained from the sale of our securities for purposes our management deems to be in the best interests of the company and our stockholders in order to address changed circumstances or opportunities. As a result of the foregoing, our success will be substantially dependent upon the discretion and judgment of management with respect to application and allocation of the net proceeds from the sale of our securities.

The issuance of additional common stock and/or the resale of our issued and outstanding common stock could cause substantial dilution to investors.

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuances of common stock could represent further substantial dilution to investors. In addition, the Board of Directors could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the OTBQB-tier of OTC Markets. Our common stock is thinly-traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on OTC Markets under the symbol “SOBR” There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market. The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Our common stock is quoted only on OTC Markets, which may have an unfavorable impact on our stock price and liquidity. In addition, our shareholders may experience substantial difficulty in locating a brokerage firm to deposit shares of our Company for sale into the public marketplace.

Our common stock is quoted on OTC Markets under the ticker symbol “SOBR”. OTC Markets is a significantly more limited market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of our shares on OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. Additionally, since we are a “penny stock” quoted over-the-counter and not on a national exchange, our shareholders may experience substantial difficulty in finding a brokerage firm willing to deposit our common stock into a brokerage account for sale into the public marketplace and/or the fees may be substantially higher for transactions involving our common stock compared to companies that are traded on a national exchange like the New York Stock Exchange or The NASDAQ Stock Market.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of its securities.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to Biomedical Industry companies;
•	changes in financial estimates or recommendations by securities analysts;
•	announcements of innovations or new products or services by us or our competitors;
•	the emergence of new competitors;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations; and
•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experience a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

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

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 2020. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786 plus accrued interest, to our ex-employee for unpaid wages under these Orders and are working to get this amount paid off. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on OTC Markets’ OTCQB-tier under the symbol “SOBR.” We were quoted on OTC Markets on March 18, 2009 and quoted on OTCQB in November 16, 2020. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2020 and 2019, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions. The below information has been adjusted for our 1-for-33.26 reverse split of our common stock that went effective on OTC Markets at the open of market on June 8, 2020.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2019	First Quarter	$0.53	$0.05
	Second Quarter	$0.32	$0.13
	Third Quarter	$1.08	$0.14
	Fourth Quarter	$2.82	$0.24

2020	First Quarter	$2.66	$1.08
	Second Quarter	$3.00	$1.14
	Third Quarter	$3.99	$1.90
	Fourth Quarter	$3.00	$2.50

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

Holders

            As of December 31, 2020, there were 25,922,034 shares of our common stock outstanding held by approximately 170 holders of record and numerous shares held in brokerage accounts. Of these shares, 4,654,356 were held by non-affiliates. As of June 30, 2020, there were 4,654,356 shares held by non-affiliates, which we valued at $13,497,633, based on our closing share price of $2.90 on June 30, 2020.  As of March 26, 2021, there were 25,965,203 shares of our common stock outstanding held by approximately 175  holders of record and numerous shares held in brokerage accounts.

Stock Options, Warrants and Convertible Debentures

In March 2021, in connection with a $2M securities offering under Rule 506 of Regulation D, we issued convertible promissory notes totaling $600,000 to nine non-affiliated investors. The notes mature two years from the date of issuance, carry an interest rate of 12% per annum, and can be converted into shares of our common stock at $3.00 per share. The investors were also issued warrants to acquire an aggregate of 300,000 shares of our common stock at an exercise price of $3.00 per share, which expire two years from the date of issuance.

In October 2020, we entered into an Advisory Agreement with Steven Beabout, a member of our Board of Directors, under which he agreed to provide us with strategic legal advice in relation to certain business and legal matters for a period of sixteen (16) months. In exchange for his services, we agreed to issue him 75,000 restricted stock units. The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.

In November 2020, in consideration of Steven Beabout’s work as Chairman of the Compensation Committee of our Board of Directors, we agreed to issue Mr. Beabout 90,000 restricted stock units. The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.

In connection with closing the transaction with IDTEC detailed herein, we issued a convertible promissory note totaling approximately $1,500,000 to IDTEC. The promissory note was convertible any time by the holder into shares of our common stock at a conversion price of $0.50 per share, subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share. On November 17, 2020, IDTEC converted the total of $1,551,514 of principal and interest due under the promissory note into 3,103,028 shares of our common stock.

At the closing of the same transaction, we also issued Warrant to Purchase Common Stock to IDTEC, under which IDTEC can purchase up to 320,000 shares of our common stock at an exercise price of $0.50 per share.

On December 12, 2019, in connection with the closing of the first $1,000,000 investment into our Series A-1 Preferred Stock, we issued First Capital Ventures a three-year stock warrant to purchase 144,318 shares of our Common Stock at an exercise price of $1.039 per share.

On October 25, 2019, we granted Charles Bennington, one of our officers and directors, an option to acquire 24,053 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.2634 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, we granted Nick Noceti, our Chief Financial Officer at the time, an option to acquire 24,053 shares of the Company’s common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.2634 and vests quarterly over a two-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, we granted Gary Graham, one of our directors at the time, an option to acquire 24,053 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.2634 and vests quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term.

On October 25, 2019, we entered into an Employment Agreement with Kevin Moore to serve as our Chief Executive Officer. Under the terms of the agreement, we granted an option to Kevin Moore under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock at an exercise price of $0.2634, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the employment agreement. A total of 411,572 options were vested as of December 31, 2020. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2020.

On October 25, 2019, we entered into an Employment Agreement with David Gandini to serve as our Chief Revenue Officer. Under the terms of the agreement, we granted David Gandini stock options under our 2019 Equity Compensation Plan to acquire 721,588 shares of our common stock, at an exercise price of $0.2634, to vest in 36 equal monthly installments of 20,045 shares during the three-year term of the Agreement. David Gandini was also granted an aggregate of 240,530 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 40,091 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. A total of 521,146 options were vested as of December 31, 2020. None of the vested stock options have been exercised and no shares have been issued during the year ended December 31, 2020.

On October 25, 2019, we granted stock options to four non-affiliated individuals and entities to acquire an aggregate of 192,424 shares of our common stock. The stock options were issued under the 2019 Equity Incentive Plan at an exercise price of $0.2634 vesting quarterly over a two-year period commencing January 1, 2020. The stock options have either a two year or five-year term.

On October 27, 2019, we entered into a patent purchase agreement under which the Company granted stock options to a non-affiliated party to acquire 96,212 shares of our common stock at an exercise price of $1.039 and vested upon grant. The stock option has a five-year term. As of December 31, 2020, 45,906 of these stock options have been exercised.

Dividends

There have been no cash dividends declared on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Common stock dividends are not limited and are declared at the sole discretion of our Board of Directors.

Our Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The Preferred shareholders will participate in any common stock dividends on an as converted basis. During the years ended December 31, 2020 and 2019, $107,880 and $0, respectively, in dividends were declared for holders of our 8% Series A-1 Convertible Preferred stock. The $107,880 in dividends were paid through the issuance of 43,169 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 24, 2019, our 2019 Equity Incentive Plan went effective. The plan was approved by our Board of Directors and the holders of a majority of our voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of December 31, 2020, there were stock options granted to acquire 2,521,992 shares of common stock at exercise prices from $0.2634 to $3.30 per share under the plan. As of December 31, 2020, the plan had 1,202,168 vested shares and 1,319,754 non-vested shares. The stock options are held by our officers, directors and certain key employees and consultants.

Preferred Stock

On August 8, 2019, we entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement with First Capital Ventures, LLC (“FCV”), and its assignee. We desired to raise between $1,000,000 and $2,000,000 from the sale of our 8% Series A-1 Convertible Preferred Stock and FCV intended to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. We granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. We agreed to pay $26,196 in legal and other expenses of the SPV subsequent to the day in which we receive a minimum of $1,000,000 from the sale of 1,000,000 shares of the 8% Series A-1 Convertible Preferred Stock. We also agreed to cancel all shares of our issued and outstanding Series A Preferred Stock, immediately following the closing date. In accordance with the August 8, 2019, Investment Agreement with FCV, on December 9, 2019, our Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over our common stock, (c) conversion rights into shares of our common stock at $1 per share (not to be affected by any reverse stock split in connection with the IDTEC APA), (d) redemption rights such that we have the right, upon thirty (30) days written notice, at any time after one year from the date of issuance, to redeem the all or part of the Series A-1 Preferred Stock for 150% of the original issuance price, (e) no call rights by us, and (f) each share of Series A Convertible Preferred stock will vote on an “as converted” basis. On December 12, 2019, we entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC, a Delaware limited liability company and an entity controlled by Gary Graham, one of our Directors (“SOBR SAFE”), under which SOBR SAFE agreed to acquire One Million (1,000,000) shares of our Series A-1 Convertible Preferred Stock (the “Preferred Shares”), in exchange for One Million Dollars ($1,000,000) (the “Purchase Price”). We received the Purchase Price on December 12, 2019. In connection with the closing of the SPA, holders of our common stock representing approximately 52% of our then-outstanding common stock and voting rights signed irrevocable proxies to Gary Graham and/or Paul Spieker for the purpose of allowing Mr. Graham and/or Mr. Spieker to vote those shares on any matters necessary to close the transaction that was the subject of the certain Asset Purchase Agreement May 6, 2019, as amended.

On May 7, 2020 and November 30, 2020, we entered into Amendment No. 1 and Amendment No. 2 to the Investment Agreement with FCV, which amended the following terms of the Investment Agreement and the rights and preferences of the Series A-1 Convertible Preferred Stock: (a) increase the authorized Series A-1 Convertible Preferred Stock to 2,700,000 shares, (b) changing the conversion terms of the Series A-1 Stock from automatically convertible immediately upon our common stock having a closing bid price equal or greater than $2.00 per share for three (3) consecutive days of trading to the earliest of either (i) SOBR LLC submitting a written Notice of Conversion to us, or (ii) seven (7) days after we are quoted on the OTCQB-tier of OTC Markets, and (c) permitting all holders of Series A-1 Convertible Preferred Stock on a Dividend Payment Date, regardless of when the Series A-1 Stock was acquired, to participate in full in any dividend payments.

Our Series A-1 Convertible Preferred Stock earned cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year (each a “Dividend Payment Date”). If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The Preferred shareholders will participate in any common stock dividends on an as converted basis. As of November 30, 2020, we had one holder of our Series A-1 Convertible Preferred Stock, SOBR Safe, LLC, and we owed $107,880 in accrued dividends to the holder of our Series A-1 Preferred Stock. On November 30, 2020, the holder of all our Series A-1 Convertible Preferred Stock converted the Series A-1 Convertible Preferred Stock into 2,700,000 shares of our common stock. Pursuant to the conversion, we issued the holder an additional 43,169 shares of our common stock as payment for all unpaid dividends.

As of December 31, 2020, we did not have any shares of Series A-1 Convertible Preferred Stock outstanding.

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

As of December 31, 2020 and December 31, 2019, we had no issued shares of Series A Convertible Preferred stock.

As a condition of the 8% Series A-1 Convertible Preferred Stock agreement, the outstanding shares of our Series A Convertible Preferred stock were cancelled as of December 31, 2019. During the year ended December 31, 2019 and 2018, no dividends were declared for holders of the Series A Convertible Preferred stock.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2020, we issued the following unregistered securities:

On November 17, 2020, we received a Notice of Conversion from IDTEC, LLC, informing us that IDTEC desired to convert its 10% convertible promissory note dated June 6, 2020, in the principal amount of $1,485,189 into shares of our common stock. As of November 17, 2020, we owed IDTEC a total of $1,551,514 in principal and interest under the promissory note. Under the terms of the promissory note, the principal and interest due under the note is convertible into shares of our common stock at $0.50 per share. As a result, on December 7, 2020, we issued IDTEC 3,103,028 shares of our common stock. These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

On December 7, 2020, we sent a Notice of Automatic Conversion and Calculation of Dividend Shares to SOBR Safe, LLC, notifying them that under the terms governing the shares of Series A-1 Convertible Preferred Stock the 2,700,000 shares of Series A-1 Convertible Preferred Stock owned by SOBR Safe, LLC automatically converted into 2,700,000 shares of our common stock. In addition, as a result of the conversion of the Series A-1 Convertible Preferred Stock we owed SOBR Safe, LLC accrued dividends totaling $107,880, which we could pay in cash or in shares of our common stock based on the price of common stock on the applicable dividend dates. Our management and Board of Directors elected to pay SOBR Safe, LLC the accrued dividends in shares of our common stock. Based on the price of our common stock on the applicable dividend dates, we owed SOBR Safe, LLC 43,169 share of our common stock in full satisfaction of the accrued dividends. As a result, on December 15, 2020, we issued SOBR Safe, LLC 2,743,169 shares of our common stock. These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

Under an Employment Agreement with Kevin Moore dated October 25, 2019, we agreed to issue Mr. Moore an aggregate of 72,159 shares of our common stock for services provided to us for October 2019, November 2019 and December 2019 (24,053 per month). We never issued the shares. As a result, on December 15, 2020, we issued Mr. Moore 72,159 shares of our common stock. These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was is one of our officers and directors, sophisticated, familiar with our operations, and there was no solicitation.

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

Purchases of Equity Securities

During the year ended December 31, 2020, we did not purchase any of our equity securities.

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

Overview

We intend to create substance-free environments by integrating and commercializing critical substance detection technologies. These technologies will be integrated within our robust and scalable data platform producing statistical analytics and predictive user data. Our mission is to save lives, accelerate intervention, increase productivity, create significant economic benefit and positively impact behavior. To that end, we developed the scalable, patented SOBRSafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has anticipated applications in school buses, commercial vehicle fleets and facility access control, as well as addiction treatment and managed care.

Currently, our plan is to deploy our SOBRSafe™ technology in two initial devices: the SOBRtab™ wearable band and the SOBRCheck™ system. SOBRtab™ is a transdermal, alcohol-detecting wearable band containing our SOBRSafe™ technology for ongoing, real-time alcohol monitoring, with predictive heart rate monitoring. SOBRCheck™ is our centralized access control product. When installed in manufacturing facilities, warehouses and more, SOBRCheck™ enables a rapid, hygienic finger scan, with real-time results delivered securely to the employer for any necessary corrective action. The SOBRSafe™ technology can also be deployed across numerous additional devices for various uses. Currently, additional devices for our SOBRSafe™ alcohol detection technology we are exploring include possible integrations with existing law enforcement technologies to enhance public safety. In addition, we are proactively evaluating other emerging detection technologies for alcohol, cannabis, opioids, human health and more.

Statistical analytics and predictive user data is another potential valuable asset. We believe our device portfolio approach could yield this highly valuable information asset. The opportunity to collect millions of data points over time could enable the development of predictive analytics for perpetual safety improvement (and associated cost savings capture). And by demonstrating substance-free environments, employers could deliver a data-driven argument for lowering insurance premiums and we could potentially partner with insurance providers to mandate use of the SOBRSafe™ devices and/or technology.

In addition to focusing on the development, marketing and commercialization of the SOBRCheck™ and SOBRtab™ devices, we are also constantly reviewing synergistic technologies and businesses for potential partnerships, including licensing of the SOBRSafe™ technology.

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

In advance of closing the Transaction, IDTEC and a few other affiliated parties (i) loaned funds directly to us, (ii) spent funds for the general costs related to the transaction, and/or (iii) spent funds to further develop and enhance the current SOBR product. As a result of closing the transaction, all the funds spent by IDTEC for any reason related to the transaction were turned into a convertible promissory note. These note totaled approximately $1,500,000 at closing, carry a simple interest rate of 10% per annum, are due upon demand, and may be convertible into shares of our common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The promissory note is due on demand of the holder. The repayment of this promissory note is secured by a first priority security lien or security interest in our patents, trademarks, tradenames and other intellectual property described in Exhibit A of the promissory note. The convertible promissory notes we issued are in the form attached hereto as Exhibit 10.13.

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

Corporate Overview

We were incorporated under the name Imagine Media, Ltd. in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (the “Company” or “TBT”), a California corporation, from TBT’s directors in exchange for 373,315 shares of our common stock.

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

On March 9, 2020, in connection with our transaction with IDTEC, LLC (as detailed herein) our Board of Directors approved the amendment to our Certificate of Incorporation on March 9, 2020 and stockholders holding 52.24% of our then outstanding voting stock approved the amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, (i) changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.”, (ii) effecting a 1-for-33.26 reverse stock split of our common stock, and (iii) decreasing our authorized common stock from 800,000,000 shares to 100,000,000 shares, and became effective with the State of Delaware on April 24, 2020.

As a result of the reverse stock split effected by our Certificate of Amendment to our Certificate of Incorporation, every 33.26 shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock at the time was reduced from 266,097,657 (pre-split) to approximately 8,000,000 (post-split). No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split will instead receive one additional share of our common stock in lieu of the fractional share. The reverse stock split will not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share is rounded up to the nearest whole share.

At the open of trading on June 8, 2020, our new name and reverse stock split went effective with OTC Markets, and we began trading on the “OTC Pink Current Information” tier of OTC Markets on a post reverse stock split basis. Our ticker symbol for the quotation of our common stock is now “SOBR”. On November 16, 2020, we began trading on the “OTCQB” tier of OTC Markets.

Our corporate offices are located at 885 Arapahoe Road, Boulder, CO 80302, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2020.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Annual Report.

Results of Operations for the Years Ended December 31, 2020 and 2019

Summary of Results of Operations

	Year Ended December 31,
	2020	2019
Revenue	$-	$-

Operating expenses:

General and administrative	632,426	232,178
Stock-based compensation expense	273,443	44,082
Management salaries and consulting fees	1,370,681	498,246
Research and development	633,050	12,787
Total operating expenses	2,909,600	787,293

Operating loss	(2,909,600)	(787,293)

Other income (expense):
Loss on debt extinguishment, net	(224,166)	-
Loss on disposal of property and equipment	(39,434)	-
Gain on fair value adjustment – derivatives	60,650	4,150
Interest expense	(141,512)	(457,505)
Amortization of interest – beneficial conversion feature	(1,407,675)	(11,509)
Asset impairment adjustment	(25,320,555)	-
Total other (expense), net	(27,072,692)	(464,864)

Net loss	$(29,982,292)	$(1,252,157)

Operating Loss; Net Loss

Our net loss increased by $28,730,135 from $1,252,157 to $29,982,292, from year ended December 31, 2019 compared to the year ended December 31, 2020. Our operating loss increased by $2,122,307, from $787,293 to $2,909,600 for the same periods. The change in our net loss for the year ended December 31, 2020, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the year ended December 31, 2020, as well as us having increases in stock-based compensation expense, management salaries and consulting fees, research in development, loss on extinguishment of debt, loss on disposal of equipment, interest expense, and amortization of interest – beneficial conversion feature, all of which are primarily related to our increased operations and management team in connection with the closing of the transaction with IDTEC; offset by gains on fair value adjustment – derivatives, share issuances, and extinguishment/forgiveness of debt. The changes are detailed below.

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

General and Administrative Expenses

General and administrative expenses increased by $400,248, from $232,178 for the year ended December 31, 2019 to $632,426 for the year ended December 31, 2020, primarily due to increases in legal, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense increased by $229,361, to $273,443 for the year ended December 31, 2020, compared to $44,082 for the year ended December 31, 2019. The stock-based compensation expense for both years was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $872,435, to $1,370,681 for the year ended December 31, 2020, compared to $498,246. The management salaries and consulting fees in both years were related to salaries and fees paid to our management and consultants, which includes our new management team we hired in connection with the transaction with IDTEC.

Research and Development

Research and development was $633,050 for the year ended December 31, 2020, compared to $12,787 for the year ended December 31, 2019. The research and development in both years was related to expenses to developing our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology.

Loss on Debt Extinguishment

Loss on extinguishment of debt, net was $224,166 for the year ended December 31, 2020, compared to $0 for the year ended December 31, 2019. This increase was due to us converting several notes payable with conversion prices less than the fair market price on the conversion date during the year ended December 31, 2020, but none during the year ended December 31, 2019.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment was $39,434 for the year ended December 31, 2020, compared to $0 for the year ended December 31, 2019. This loss on disposal of property and equipment during the year ended December 31, 2020 was related to equipment acquired in the IDTEC transaction.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $60,650 for the year ended December 31, 2020, compared to $4,150 for the year ended December 31, 2019. For both periods the amounts are related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument being tied to the price of our common stock.

Interest Expense

Interest expense decreased by $315,993, from $457,505 for the year ended December 31, 2019 to $141,512 for the year ended December 31, 2020. For both periods these amounts are largely due to the interest on outstanding debt. The decrease between the two periods is largely related to the fact that during 2020 we converted many of the instruments that we were paying interest on in 2019.

Amortization of Interest – Beneficial Conversion Feature

During the year ended December 31, 2020, we had amortization of interest – beneficial conversion feature expense of $1,407,675 compared to $11,509 during the year ended December 31, 2019. The expense in 2020 was related to a convertible note payable of $1,485,189 and was accounted for as amortization of interest - beneficial conversion feature. The expense in 2019 was related to the amortized discount on convertible non-related party notes payable.

Asset Impairment Adjustment

            We had an asset impairment adjustment of $25,320,555 in the year ended December 31, 2020. We did not have an asset impairment adjustment in the year ended December 31, 2019. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, we agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the year ended December 31, 2020, we impaired the value of the robotic assets we received in the transaction.

Liquidity and Capital Resources

Introduction

During the years ended December 31, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2020 was $232,842 and our monthly cash flow burn rate is approximately $100,000. We are currently satisfying our cash needs from proceeds from the sales of our securities. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time and there is no guarantee we will be successful in the future satisfying these needs through the proceeds from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019	Change

Cash	$232,842	$681,759	$(448,917)
Total Current Assets	348,072	690,813	(342,741)
Total Assets	3,986,573	690,813	3,295,760
Total Current Liabilities	947,089	4,283,934	(3,336,845)
Total Liabilities	$947,089	$4,283,934	$(3,336,845)

Our current assets decreased by $342,741 as of December 31, 2020 as compared to December 31, 2019, due to us having less cash on hand, partially offset by an increase in prepaid expenses. Our total assets increased by $3,295,760 as of December 31, 2020 as compared to December 31, 2019, due to value of our SOBRSafe Technology and associated intellectual property as of December 31, 2020.

Our current liabilities and total liabilities decreased by $3,336,845 as of December 31, 2020 as compared to December 31, 2019. This decrease was primarily due to a significant decreases in our accounts payable, accrued expenses, accrued interest payable, derivative liabilities, notes payable – current – related party, related party payables, and our preferred stock subscription payable. The significant decreases in our related party payables and accrued interest payable in 2020 was largely due to the conversion of a portion of those payables into shares of our common stock. The decrease in our preferred stock subscriptions payable is due to the Company issuing the Series A-1 Convertible Preferred Stock in 2020 for the $1,000,000 of cash from the offering that was received in 2019 and recorded as a subscription payable at December 31, 2019.

Cash Requirements

We had cash available as of December 31, 2020 of $232,842 and $681,759 on December 31, 2019. Based on our operating cash flow estimates, cash on hand and current monthly burn rate of approximately $100,000, we believe we have sufficient cash on hand for three months of operations, and we will need to continue borrowing from our shareholders and other related parties, and/or raise money from the sales of our securities, to fund future operations.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it will have an adverse effect on our results of future operations, financial position, and liquidity in year 2021.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $2,191,533 for the year ended December 31, 2020, as compared to net cash used for operating activities of $543,956 for the year ended December 31, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $29,982,292 and change in fair value of derivative liability of $60,650, offset by a loss on debt extinguishment, net of $224,166, loss on disposal of property and equipment of $39,434, depreciation and amortization of $232,194, amortization of interest – beneficial conversion feature of $1,407,675, stock warrants expense of $219,670, stock options expense of $239,478, stock-based compensation expense of $54,283, and asset impairment adjustment of $25,320,555, and changes in our assets and liabilities of prepaid expenses of $3,515, other assets of ($8,680), accounts payable of $113,158, accrued expenses of ($4,666), accrued interest payable of $26,677, and related party payables of ($24,706). In 2019, the net cash used for operating activities consisted primarily of our net loss of $1,252,157, and change in fair value of derivative liability of ($4,150), interest expense – debt discount of $64,800, stock warrants expense of $159,961, stocks options expense of $95,567, amortization – debt discount of $5,920, amortization of interest – beneficial conversion feature of $5,589, stock based-compensation expense of $44,082 in addition to changes in assets and liabilities of accounts payable of $22,166, accrued expenses of ($1,165), stock subscriptions payable of $78,353, accrued interest payable of $160,772, related party payables of $72,369, and prepaid expenses of $3,937.

Investments

We had proceeds from disposal of property and equipment of $951 during the year ended December 31, 2020, compared to $0 for the year ended December 31, 2019.

Financing

Our net cash provided by financing activities for the year ended December 31, 2020 was $1,741,665, compared to $1,225,626 for the year ended December 31, 2019. For 2020, our financing activities related to proceeds from offering of preferred stock – related parties of $1,700,000, and proceeds from notes payable – non-related parties of $41,665. For 2019, our financing activities related to proceeds from offering of preferred stock – related parties of $1,000,000, proceeds from issuances of common stock – non-related parties of $39,000, and proceeds from notes payable – related parties of $186,626.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At December 31, 2020 and December 31, 2019, the Company had $0 and $431,759 in excess of the FDIC insured limit, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effects, if any, of the adoption of ASU 2020-06 guidance on the Company's financial position, results of operations and cash flows.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, amendments the guidance in ASU No. 2017-08, (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which addresses multiple call dates of a callable debt security. This amendment is effective for public business entities, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2020-08 guidance on the Company's financial position, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2020 and 2019.

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

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 1, 2021, the audit practice of Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall”), an independent registered public accounting firm, was combined with Macias Gini & O’Connell (“MGO”) in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. On February 19, 2021, Hall informed us that as a result of the merger with MGO, Hall was resigning as our independent auditors. On February 23, 2021, our Board of Directors approved the engagement of MGO as our independent registered public accounting firm.

Prior to engaging MGO, we did not consult with MGO regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinions that might be rendered by MGO on our financial statements, and MGO did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

The Report of Independent Registered Public Accounting Firm of Hall regarding our financial statements for the years ended December 31, 2019 and 2018 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such audit report did include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2019 and 2018 and during the interim period from the end of the most recently completed year through (date of resignation), the date of resignation, there were no disagreements with Hall on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hall, would have caused Hall to make reference to such disagreement in its report.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2020, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 26, 2021, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)
Kevin Moore	60	Chief Executive Officer and Director

David Gandini	63	Chief Financial Officer, Chief Revenue Officer, Secretary, Chairman of the Board, and Director

Charles Bennington	76	Director

Ford Fay	60	Director

J. Steven Beabout	67	Director

Kevin Moore has served as our Chief Executive Officer since October 2019 and on our Board of Directors since November 2019. Prior to his appointment as our Chief Executive Officer, Mr. Moore has been a private investor. From 2017 to 2019, Mr. Moore was the President of Moore Holdings, Inc. and Managing Member of Vans Silver Peaks, LLC. From 2014 to 2017, Mr. Moore was the Managing Member of Vans Equipment Denver LLC, Managing Member of Vans Equipment South LLC, Managing Member of Vans Silver Peaks LLC, and President of Moore Holdings, Inc. The Vans equipment companies are heavy equipment sale and rental companies, which initially started as a "greenfield" project during the Great Recession and grew to a very successful multi-location business serving the Colorado region. Prior to 2014, Mr. Moore was the President of Moore Holdings, Inc. and Managing Member of Vans Silver Peaks, LLC. Prior to joining Van’s Equipment Company, Mr. Moore was the Chief Executive Officer and owner of Summit Quality, an international quality management and sales organization that secured over $50 million per year in revenue for its clients. Prior to that endeavor, Mr. Moore was the Chief Executive Officer and owner of Automotive Testing Technologies. While in this position, he led a team that quadrupled testing revenue in four years, and then successfully sold the business to a competitor. Mr. Moore is currently an active business and real estate investor through Moore Holdings Incorporated.

Mr. Moore serves on the Board of Directors for SOBRSafe, Four Seasons Golf, RDM Holdings and the Shining Stars Foundation. He also participates in the University of Colorado MBA mentorship program and established the Shining Stars Young Adult mentorship program that supports young adults’ social and professional aspirations in a positive manner.

We have an Employment Agreement with Mr. Moore. Under the terms of his Employment Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Moore performed services for us that are customary and usual for a chief executive officer of a company for October 2019, November 2019 and December 2019, in exchange for: (i) 24,053 shares of our common stock per month, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten year term.

David Gandini has served as our Chief Revenue Officer since October 2019 and our Chief Financial Officer since June 5, 2020, and on our Board of Directors since November 2019. Mr. Gandini has been consulting regarding our business development since December 2018. Since September 2018, Mr. Gandini has also been a managing partner with First Capital Advisory Services, where he is responsible for capital creation, new business acquisition, business strategy and development, and partnership revenue generation. From 2014 to August 2017, Mr. Gandini was President of Alchemy Plastics, Inc., Englewood Colorado where he was responsible for US manufacturing, sales, and strategic partnerships. From 2001 until 2014, when the company was acquired, Mr. Gandini served as the President of IPS Denver, a bank card personalization and packaging entity where he managed the company and market transformations to become a leader in the U.S. secured gift market space with revenues of $46M. Prior to his engagement at IPS, Mr. Gandini was the Chief Operations Officer at First World Communications, a major U.S. Internet and Data Center provider, and participated in its successful IPO in 2000 raising over $200M. Previously, Mr. Gandini founded Pace Network Services providing carrier SS7 signaling to U.S. long distance providers and facilitated a successful exit to ICG Communications on the heels of co-founding Detroit based Digital Signal in the fiber optic long haul market sector where me managed a successful exit to SP Telecom.

Mr. Gandini graduated from Michigan State University with a degree in Telecommunications. He was a scholarship NCAA Division Hockey athlete, a member of the US Junior National Team, and a US Junior All American.

We have an Employment Agreement with Mr. Gandini. Under the terms of his Employment Agreement, Mr. Gandini will serve as our Chief Revenue Officer until October 24, 2022, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) an incentive stock options under our 2019 Equity Compensation Plan to acquire 721,588 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 20,045 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 240,530 additional option shares (the “Pre-Vesting Option Shares”) shall vest as follows: 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019, shall vest on November 1, 2019; and (ii) the remaining 40,091 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term.

Charles Bennington has been a director since April 2005 and our President since April 2017. He was previously our Chief Executive Officer and Secretary from January 2018 to October 2019. Mr. Bennington was our President and Principal Executive and our Financial and Accounting Officer from December 2006 to September 2016 and our Secretary from July 2013 to September 2016. Between May 2005 and December 2006, Mr. Bennington was our Chief Operating Officer. Mr. Bennington holds a Degree in Finance and Banking from the University of Miami, Ohio. Mr. Bennington’s over 35 years of experience from positions held in senior executive management and/or as a member of the Board of Directors, combined with the fact he was TBT’s President at the time we acquired TBT and had experience with managing TBT’s development of the SOBR™ device, led us to believe Mr. Bennington is an ideal director for our company considering where we are in our development, as well as our dependence on successfully implementing a strategy to further develop the SOBR™ device and attempt to sell it in various marketplaces.

Ford B. Fay has served as a member of our Board of Directors since June 2020. Mr. Fay is currently the Director at Crown Castle International Corp., a large fiber-based telecommunications company. In this position Mr. Fay manages all aspects of Network Access Life Cycle for the company. He has held this position since 2020. From 2017 to 2020, Mr. Fay was a principal with Eagle Bay Advisors, LLC, a telecommunications consulting firm. In this position, Mr. Fay assisted clients with cost and efficiency improvements in Access Management across the life cycle spectrum of Access. From 2015 to 2017, Mr. Fay was the Vice President, Access Management for Zayo Communications. In this position Mr. Fay created and managed most aspects of offnet costs, such as, vendor selection, contracting, procurement, quoting, operationalization, vendor management, offnet ordering, offnet grooming and optimization. In this position, Mr. Fay also planned and executed the network integrations of the $1.4B acquisition of Electric Lightwave and the $350M acquisition of Canadian-based Allstream. Mr. Fay received his Bachelor of Science in Operations Research & Industrial Engineering from Cornell University, and his Master of Business Administration from University of Rochester, Simon School of Business.

J. Steven Beabout has served as a member of our Board of Directors since August 2020. Since 2018, Mr. Beabout has been consulting with various startup companies and involved in real estate investing. From 2016-2018, Mr. Beabout was General Counsel of Tectonic, LLC, a SaaS company specializing in big data analytics and customer relationship management (CRM). In this position, Mr. Beabout was in charge of Tectonic’s legal department and negotiated deals with large companies like Coca-Cola, Anhueser-Busch and Wyndham Hotels. From 1996 to 2015, Mr. Beabout was General Counsel and a member of the strategic management team (executive vice-president) of Starz, a company listed on NASDAQ that competes with HBO and Netflix. During his time there, Mr. Beabout assisted with other key management personnel to grow the business from a start-up with $100M in losses to a multi-billion dollar public company. As part of strategic management team, Mr. Beabout was involved in the company’s strategic business decisions and as General Counsel he was responsible for all legal aspects of business, including, but not limited to, negotiation of billion dollar plus contacts with major studios (Universal, Disney and Sony), and distributors (Comcast, Time- Warner, DIRECTV, DISH Networks, Netflix, etc.), human resources and related matters, general corporate matters, post-IPO public board matters, and reviewing filings with the Securities and Exchange Commission.

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

Committees

Our Board of Directors held two meeting during the year ended December 31, 2020, which occurred on August 24, 2020 and November 18, 2020. All other proceedings of the Board of Directors for the year ended December 31, 2020 were conducted by resolutions consented to in writing by the Board of Directors and filed with the minutes of the proceedings of our Board of Directors. Our Board of Directors has a separately designated compensation committee, consisting of Steven Beabout, Ford Fay and Charles Bennington. Our Board of Directors does not have nominating or audit committees or committees performing similar functions. We also do not have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have nominating or audit committees because it believes that the functions of such committees can be adequately performed by the Board of Directors.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our president at the address appearing on the first page of this Offering Memorandum.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2020, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Charles Bennington	1	1	0
Kevin Moore	1	1	0
David Gandini	1	1	0
Ford Fay	1	1	0
Steven Beabout	1	1	0

ITEM 11 ‑ EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2020, who we will collectively refer to as the named executive officers, for the years ended December 31, 2020 and 2019, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2020 and 2019 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)	Option Awards ($)(9)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)		Total ($)
Kevin Moore, CEO (2)	2020	213,000		-0-	-0-	-0-	-0-	-0-	-0-		213,000
	2019	39,508		-0-	-0-	240,779	-0-	-0-	-0-		280,287

David Gandini, CFO, CRO and Secretary (3)	2020	185,000		-0-	-0-	-0-	-0-	-0-	-0-		185,000
	2019	29,417		-0-	-0-	215,018	-0-	-0-	-0-		244,435

Charles Bennington, Former Chief Executive	2020	50,000	(5)	-0-	-0-	-0-	-0-	-0-	-0-		50,000
Officer, CFO, and Secretary (4)	2019	-0-		-0-	-0-	4,163	-0-	-0-	60,000	(6)	64,163

Nick Noceti, Former CFO (7)	2020	16,500	(8)	-0-	-0-	-0-	-0-	-0-	16,500	(8)	16,500	(8)
	2019	-0-		-0-	-0-	4,163	-0-	-0-	66,000	(8)	66,000	(8)

__________

(1)	Includes amounts paid and/or accrued.
(2)	Mr. Moore was appointed as our Chief Executive Officer on October 25, 2019.
(3)	Mr. Gandini was appointed as our Chief Revenue Officer on October 25, 2019.
(4)	Mr. Bennington resigned as our Chief Executive Officer on October 25, 2019 and resigned as our President and Secretary on June 5, 2020.
(5)	Includes amounts paid to Mr. Bennington as compensation for serving on our Board of Directors and as a consultant.
(6)	Amounts accrued for Mr. Bennington’s role on the Board of Directors
(7)	Nick Noceti was appointed to the role of CFO in 2018 and resigned effective June 5, 2020.
(8)	Includes amounts paid for accounting services.
(9)	Includes value of all granted options based on exercise price of options.

Employment Contracts

On October 25, 2019, we entered into an Employment Agreement with Mr. Kevin Moore to serve as our Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore performs services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) 24,053 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten year term. We will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement.

On October 25, 2019, we entered into an Employment Agreement with Mr. David Gandini to serve as our Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as our Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) an incentive stock options under our 2019 Equity Compensation Plan to acquire 721,588 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 20,045 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 240,530 additional option shares (the “Pre-Vesting Option Shares”) shall vest as follows: 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019, shall vest on November 1, 2019; and (ii) the remaining 40,091 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term. We will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement.

The foregoing description of the key terms of the above-agreements is qualified in its entirety by the full text of the related documents, which are filed as Exhibit 10.8 – 10.10 to this Annual Report.

Director Compensation

The following table sets forth director compensation for 2020:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington	50,000	(1)	-0-		-0-	-0-	-0-	-0-	50,000	(1)

David Gandini	-0-		-0-		-0-	-0-	-0-	-0-	-0-

Kevin Moore	-0-		-0-		-0-	-0-	-0-	-0-	-0-

Ford Fay	-0-		-0-		-0-	-0-	-0-	-0-	-0-

Steven Beabout	-0-		-0-	(2)	-0-	-0-	-0-	-0-	-0-	(2

Gary Graham (3)	-0-		-0-		-0-	-0-	-0-	-0-	-0-

(1)	Includes amounts paid to Mr. Bennington as compensation for serving on our Board of Directors and as a consultant and is the same $50,000 listed in the Summary Compensation Table above.
(2)	Does not include 90,000 restricted stock units issued to Mr. Beabout for his services as Chairman of the Compensation Committee of our Board of Directors since those restricted stock units have not vested.
(3)	Mr. Graham resigned from our Board of Directors effective August 6, 2020.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive restricted stock units or stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Charles Bennington (1)	24,053	0	0	$0.2635	March 31, 2025 (1)	0	0	0	0

Kevin Moore (2)	411,572	0	646,757	$0.2635	December 22, 2029 (2)	0	0	0	0

David Gandini (3)	521,146	0	439,970	$0.2635	November 1, 2029 (3)	0	0	0	0

Ford Fay	25,000	0	0	$0.2635	March 31, 2025 (4)	0	0	0	0

Steven Beabout	0	0	0	0	N/A	0	0	165,000	477,300	(5)

(1)	Under the terms of Mr. Bennington’s stock option grant, the options expire five (5) years from the date of vesting. His options vest in equal installments quarterly over two year commencing with the January 1, 2020 quarter. As a result, the first 100,000 options vested on March 31, 2020 and will expire on March 31, 2025.
(2)	Under the terms of Mr. Moore’s stock option grant, the options expire ten (10) years from the date of vesting. His options vest in equal installments monthly over a three year period. As a result, the first 977,777 monthly options vested on December 22, 2019 and expire on December 22, 2029.
(3)	Under the terms of Mr. Gandini’s stock option grant, the options expire ten (10) years from the date of vesting. Mr. Gandini had 190,419 options vest on November 1, 2019. As a result, those initial options expire on November 1, 2029.
(4)	Under the terms of Mr. Fay’s stock option grant, the options expire five (5) years from the date of vesting. His options vest in equal installments quarterly over one year commencing with the January 1, 2020 quarter. As a result, the first 6,250 options vest on March 31, 2020 and will expire on March 31, 2025.
(5)	Market price based on grant date but the restricted stock units do not vest until the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.

Aggregated Option Exercises

No option exercises during the year ended December 31, 2020.

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2021, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Kevin Moore (3)	CEO and Director	571,925	(4)	2.2%

Common Stock	David Gandini (3)	CFO, Chief Revenue Officer, Secretary and Director	1,581,278	(5)	6.0%

Common Stock	Charles Bennington (3)	Director	482,011	(6)	1.9%

Common Stock	Ford Fay (3)	Director	25,000	(7)	1%

Common Stock	Steven Beabout (3)	Director	25,482	(8)	1%

Common Stock	Gary Graham 6400 S. Fiddlers Green Circle, Suite 525 Greenwood Village, CO 80111	5% Holder	11,322,575	(9)	43.6%

Common Stock	Michael A. Lanphere 400 N. Tustin Ave., Suite 225 Santa Ana, CA 92705	5% Holder	2,883,306		11.1%

	All Officers and Directors as a Group (5 persons)		2,685,696	(10)	9.9%

___________

(1)	Unless otherwise indicated, based on 25,965,203 shares of Common Stock issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 885 Arapahoe Road, Boulder, Colorado 80302.

(3)	Indicates one of our officers or directors.

(4)	Includes vested stock options to acquire 499,766shares of our Common Stock at an exercise price of $0.2634 per share.

(5)	Includes vested stock options to acquire 581,278 shares of our Common Stock at an exercise price of $0.2634 per share.

(6)	Includes vested stock options to acquire 24,053 shares of our Common Stock at an exercise price of $0.2635 per share, which have a 5-year term.

(7)	Includes vested stock options to acquire 25,000 shares of our Common Stock at an exercise price of $0.2635 per share, which have a 5-year term.

(8)	Mr. Beabout also has interests in IDTEC, LLC and SOBR Safe, LLC, both of which own shares of our common stock. Mr. Beabout does not have a controlling interest in either entity so the stock owned by those entities is not reflected in his ownership. Does not include 165,000 restricted stock units owned by Mr. Beabout since those restricted stock units have not vested.

(9)	Includes vested stock options to acquire 9,021 shares of our Common Stock at an exercise price of $0.2634 per share. Includes shares owned in the name of IDTEC, LLC and SOBR Safe, LLC, both of which are controlled by a limited liability company that is controlled by Mr. Graham. IDTEC, LLC and SOBR Safe, LLC, invested in over $4.2M in exchange for the securities issued to those entities.

(10)	Includes an aggregate of 1,130,097 vested options to purchase our Common Stock that are owned by our officers and directors, which amount is also added to our outstanding Common Stock for the percentage calculation.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(9) of the Investment Company Act of 1940. There are no classes of stock other than Common Stock. The Company does not have an investment advisor.

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Contracts

On October 25, 2019, we entered into an Employment Agreement with Mr. Kevin Moore to serve as our Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will serve as our Chief Executive Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Moore’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Moore Agreement. Under the terms of the Moore Agreement, Mr. Moore performs services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) 24,053 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten year term. We will be issuing Mr. Moore a stock option agreement for the options he was issued under the Moore Agreement.

On October 25, 2019, we entered into an Employment Agreement with Mr. David Gandini to serve as our Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will serve as our Chief Revenue Officer until October 24, 2022, unless either (i) the transaction that is the subject of that certain Asset Purchase Agreement with IDTEC, LLC, a Colorado limited liability company (the “IDTEC Transaction”), has not closed by January 31, 2020, in which case Mr. Gandini’s employment will terminate immediately, or (ii) he is terminated pursuant to the other termination provisions set forth in the Gandini Agreement. Under the terms of the Gandini Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) an incentive stock options under our 2019 Equity Compensation Plan to acquire 721,588 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 20,045 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 240,530 additional option shares (the “Pre-Vesting Option Shares”) shall vest as follows: 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019, shall vest on November 1, 2019; and (ii) the remaining 40,091 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term. We will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement.

Other Agreements

In October 2020, we entered into an Advisory Agreement with Steven Beabout, a member of our Board of Directors, under which he agreed to provide us with strategic legal advice in relation to certain business and legal matters for a period of sixteen (16) months. In exchange for his services, we agreed to issue him 75,000 restricted stock units. The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.

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

On or about August 28, 2019, we issued 420,927 shares of our common stock to Charles Bennington, one of our current directors, pursuant to the terms of a Common Stock Purchase Agreement under which Bennington agreed to forgive $595,000 in accrued salary we owed to him in exchange for the shares. The shares were issued with a standard restrictive legend.

Corporate Governance

As of December 31, 2020, our Board of Directors consisted of Charles Bennington, David Gandini, Kevin Moore, Ford Fay and Steven Beabout. As of December 31, 2020, three of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Charles Bennington, Ford Fay and Steven Beabout.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2020 and December 31, 2019 for professional services rendered by Hall & Company for the audit for the years ended December 31, 2020 December 31, 2019, quarterly reviews of our interim consolidated financial statements in 2020 and 2019 and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$24,370	$61,620
Audit Related Fees	$23,950	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$48,320	$61,620

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

The Board of Directors has considered the nature and amount of fees billed by and Hall & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Hall & Company’s independence.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)Exhibits

Refer to (b) below.

(b)Exhibits

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

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16*	Advisory Agreement with Steven Beabout dated October 9, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.
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

SOBR Safe, Inc.

Dated: March 30, 2021	By:	/s/ Kevin Moore
Kevin Moore
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2021	By:	/s/ David Gandini
David Gandini
	Its:	Chief Financial Officer (Principal Accounting Officer) and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2021	By:	/s/ Kevin Moore
Kevin Moore, Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2021	By:	/s/ David Gandini
David Gandini
	Its:	Director, Chief Financial Officer (Principal Accounting Officer) and Secretary

Dated: March 30, 2021	By:	/s/ Charles Bennington
Charles Bennington, Director

Dated: March 30, 2021	By:	/s/ Ford Fay
Ford Fay, Director

Dated: March 30, 2021	By:	/s/ Steven Beabout
Steven Beabout, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SOBR Safe, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SOBR Safe, Inc. as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to SOBR Safe, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. SOBR Safe, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Purchase Transaction of Intellectual Technology, Certain Robotics Assets and Other Business-Related Assets and Impairment Assessments

The Company completed the purchase of certain assets from IDTEC, LLC on June 5, 2020 for a total consideration of $29,222,955. The Company’s assets are assessed for impairment annually, or more often if events or circumstances indicated that impairment may have occurred. If the fair value of the asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference. In connection with its impairment assessments during the year-ended December 31, 2020, the Company recorded impairment charges of $25,320,555 related to its intellectual technology. Auditing the Company's estimate of fair value of the asset purchase transaction, as well as the fair value estimates used in the impairment assessments, is complex due to the significant management judgments and estimates required. Management valued the intellectual technology using a discounted cash-flow model analysis. Significant estimates and assumptions in estimating the fair value of the intellectual technology include future expected cash flows from product sales, customer contracts, revenue growth rate, customer ramp-up period, technology obsolescence rates, and discount rates, all of which are forward-looking and affected by expectations about economic, industry and company-specific factors.

The principal considerations for our determination that performing procedures relating to the valuation of the intellectual technology, robotics assets and office equipment acquired in the IDTEC, LLC asset acquisition is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the intellectual technology, robotic assets and office equipment due to the significant judgment by management when developing these estimates, (ii) the significant audit effort in evaluating the significant assumptions relating to the valuation of the intellectual technology related to the revenue growth rate, the customer ramp-up period, the technology obsolescence rates, and the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, obtaining an understanding of the Company’s acquisition accounting and impairment assessments for the intellectual technology, robotics assets and office equipment; reading the asset purchase agreement; and testing management’s process for determining the fair value of these assets at acquisition and as part of the impairment assessments, including evaluating the appropriateness of the valuation methods (the Company’s use of the discounted cash flows method), testing the completeness and accuracy of underlying data used in the methods to develop the projected financial information, and evaluating the reasonableness of the significant assumptions related to the revenue growth rate, the customer ramp-up period, the technology obsolescence rates, and the discount rates. Evaluating the reasonableness of the revenue growth rate and the customer ramp-up period involved considering current industry data and market and economic trends. Evaluating the reasonableness of the technology obsolescence rates involved considering the benchmarking of peer companies and other market participant considerations. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of valuation methods and the reasonableness of the customer ramp-up period, the technology obsolescence rates, and the discount rates.

/s/ Macias Gini & O’Connell LLP

We have served as SOBR Safe, Inc. auditor since 2021.

Irvine, CA

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SOBR Safe, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of December 31, 2019, the Company has an accumulated deficit of $19,511,168, carrying loans of principal and interest in default totaling $1,440,193. During the year ended December 31, 2019, the Company also experienced negative cash flows from operating activities of $543,956. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We served as the Company’s auditor from 2018 through 2021.

Irvine, CA

April 16, 2020

SOBR SAFE, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

Current assets
Cash	$232,842	$681,759
Prepaid expenses	115,230	9,054
Total current assets	348,072	690,813

SOBR Safe Intellectual Technology, net of accumulated amortization of $224,854 at December 31, 2020	3,629,821	-

Other assets	8,680	-
Total Assets	$3,986,573	$690,813

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$101,308	$213,880
Accrued expenses	313,032	419,836
Accrued interest payable	134,444	674,041
Related party payables	28,624	905,443
Derivative liabilities	-	60,650
Common stock subscriptions payable	253,688	79,624
Preferred stock subscriptions payable	-	1,000,000
Notes payable - current - related parties	11,810 *	760,886 *
* Includes unamortized debt discount related to detached warrants of none and $8,656 at December 31, 2020 and December 31, 2019, respectively
Notes payable - current - non-related parties	104,183	169,574
Total current liabilities	947,089	4,283,934

Total Liabilities	947,089	4,283,934
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 19,300,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and December 31, 2019	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 25,922,034 and 6,452,993 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively, after 1-for-33.26 reverse stock split	260	65
Additional paid-in capital	52,693,974	15,971,392
Accumulated deficit	(49,601,220)	(19,511,168)
Total SOBR Safe, Inc. stockholders' equity (deficit)	3,093,014	(3,539,711)
Noncontrolling interest	(53,530)	(53,410)

Total Stockholders' Equity (Deficit)	3,039,484	(3,593,121)

Total Liabilities and Stockholders' Equity (Deficit)	$3,986,573	$690,813

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,	December 31,
	2020	2019
Revenues	$-	$-

Operating expenses:
General and administrative	632,426	232,178
Stock-based compensation expense	273,443	44,082
Management salaries and consulting fees	1,370,681	498,246
Research and development	633,050	12,787
Total operating expenses	2,909,600	787,293

Loss from operations	(2,909,600)	(787,293)

Other income (expense):
Loss on debt extinguishment, net	(224,166)	-
Loss on disposal of property and equipment	(39,434)	-
Gain on fair value adjustment - derivatives	60,650	4,150
Interest expense	(141,512)	(457,505)
Amortization of interest - beneficial conversion feature	(1,407,675)	(11,509)
Asset impairment adjustment	(25,320,555)	-
Total other expense, net	(27,072,692)	(464,864)

Loss before provision for income taxes	(29,982,292)	(1,252,157)

Provision for income taxes	-	-
Provision for income tax	-	-

Net loss	(29,982,292)	(1,252,157)
Net loss attributable to noncontrolling interest	120	3,125
Net loss attributable to SOBR Safe, Inc.	(29,982,172)	(1,249,032)
Dividends on convertible preferred stock	(107,880)	-
Net loss attributable to common stockholders	$(30,090,052)	$(1,249,032)

Basic and diluted loss per common share	$(1.95)	$(0.23)

Weighted average number of common shares outstanding	15,399,208	5,081,122

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock				Stockholders'
		Amount($0.00001		Amount($0.00001	Additional Paid-in	Accumulated	Equity (Deficit) SOBR Safe,	Noncontrolling	Total Stockholders' Equity
	Shares	Par)	Shares	Par)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2019	3,510,255	$35	1,388,575	$14	$14,888,941	$(18,262,136)	$(3,373,146)	$(50,285)	$(3,423,431)
Common stock issued for cash	1,065,982	11	-	-	38,989	-	39,000	-	39,000
Common stock issued for executive compensation	420,926	4	-	-	59,496	-	59,500	-	59,500
Common stock issued due to stock warrants exercise	1,038,339	11	-	-	146,763	-	146,774	-	146,774
Common stock issued upon conversion of convertible preferred stock						-		-	-
to common stock	417,491	4	(1,388,575)	(14)	(1,329,550)	-	(1,329,560)	-	(1,329,560)
Paid-in capital - fair value of stock warrants granted	-	-	-	-	160,544	-	160,544	-	160,544
Paid-in capital - fair value of related party stock options vested	-	-	-	-	71,655	-	71,655	-	71,655
Paid-in capital - fair value of non-related party stock options granted	-	-	-	-	23,912	-	23,912	-	23,912
Paid-in capital - gain on related party executive compensation conversion	-	-	-	-	535,500	-	535,500	-	535,500
Paid-in capital - gain on related party debt conversion	-	-	-	-	39,992	-	39,992	-	39,992
Paid-in capital - gain on related party preferred stock conversion	-	-	-	-	1,329,561	-	1,329,561	-	1,329,561
Paid-in capital - beneficial conversion feature	-	-	-	-	5,589	-	5,589	-	5,589
Net loss	-	-	-	-	-	(1,249,032)	(1,249,032)	(3,125)	(1,252,157)
Balances at December 31, 2019	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	1,025	-	-	-	20,800	-	20,800	-	20,800
Common stock issued for executive compensation	72,159	1	-	-	76,479	-	76,480	-	76,480
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued for asset purchase	12,000,000	120	-	-	27,119,880	-	27,120,000	-	27,120,000
Common stock issued to settle accounts payable and accrued expenses	159,395	2	-	-	265,675	-	265,677	-	265,677
Common stock issued to settle related party payables	260,150	3	-	-	579,811	-	579,814	-	579,814
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Common stock issued upon conversion of related party debt and accrued interest	3,103,028	31	-	-	1,551,483	-	1,551,514	-	1,551,514
Common stock issued upon conversion of convertible preferred stock to common stock	2,700,000	27	(2,700,000)	(27)	-	-	-	-	-
Series A-1 Convertible Preferred stock issued for cash	-	-	2,700,000	27	2,699,973	-	2,700,000	-	2,700,000
Paid-in capital - fair value of stock options vested	-	-	-	-	239,476	-	239,476	-	239,476
Paid-in capital - fair value of stock warrants granted	-	-	-	-	915,124	-	915,124	-	915,124
Paid-in capital - gain on related party payables conversion	-	-	-	-	272,299	-	272,299	-	272,299
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - loss on debt extinguishment	-	-	-	-	390,409	-	390,409	-	390,409
Paid-in capital - beneficial conversion feature	-	-	-	-	1,407,675	-	1,407,675	-	1,407,675
Dividends - Series A-1 Convertible Preferred stock	-	-	-	-	-	(107,880)	(107,880)	-	(107,880)
Net loss	-	-	-	-	-	(29,982,172)	(29,982,172)	(120)	(29,982,292)
Balances at December 31, 2020	25,922,034	$260	-	-	$52,693,974	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2020	2019

Operating Activities:
Net loss	(29,982,292)	$(1,252,157)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,194	-
Loss on debt extinguishment, net	224,166	-
Loss on disposal of property and equipment	39,434	-
Change in fair value of derivative liability	(60,650)	(4,150)
Interest expense-embedded conversion feature	-	64,800
Amortization-debt discount	8,656	5,920
Amortization of interest - beneficial conversion feature	1,407,675	5,589
Stock warrants expense	219,670	159,961
Stock options expense	239,478	95,567
Stock-based compensation expense	54,283	44,082
Asset impairment adjustment	25,320,555	-
Changes in assets and liabilities:
Prepaid expenses	3,515	3,937
Other assets	(8,680)	-
Accounts payable	113,158	22,166
Accrued expenses	(4,666)	(1,165)
Accrued interest payable	26,677	160,772
Related party payables	(24,706)	72,369
Stock subscriptions payable	-	78,353

Net cash used in operating activities	(2,191,533)	(543,956)

Investing Activities:
Proceeds from disposal of property and equipment	951	-

Financing Activities:
Proceeds from notes payable - related parties	-	186,626
Proceeds from notes payable - non-related parties	41,665	-
Proceeds from issuances of common stock - non-related parties	-	39,000
Proceeds from offering of preferred stock - related parties	1,700,000	1,000,000
Net cash provided by financing activities	1,741,665	1,225,626

Net Change In Cash	(448,917)	681,670

Cash At The Beginning Of The Period	681,759	89

Cash At The End Of The Period	$232,842	$681,759

Schedule Of Non-Cash Investing And Financing Activities:

Prepaid expenses with common shares	$122,162	$-

Issuance of common stock, stock warrants and convertible note for asset purchase	$29,222,955	$-

Accounts payables and accrued expenses converted to capital	$265,677	$-

Related party payables converted to capital	$579,814	$59,500

Gain on related party payables converted to capital	$272,299	$575,492

Related party debt converted to capital	$2,378,478	$-

Related party debt converted to capital after exercise of cashless stock warrants	$65,728	$-

Gain on related party debt converted to capital	$124,291	$-

Non-related party debt converted to capital	$166,526	$-

Shares issued for cash received in prior years	$1,000,000	$-

Shares issued for executive compensation in prior year	$76,480	$-

Gain on related party conversion of preferred stock into common stock	$-	$1,329,561

Shares to be issued for accrued dividends	$107,880	$-

Fair value of embedded conversion feature	$-	$64,800

Intrinsic value-beneficial conversion feature	$1,407,501	$5,589

Fair value of stock options granted	$-	$95,567

Fair value of stock warrants granted	$-	$160,544

Exercise of cashless stock warrants	$-	$146,774

Supplemental Disclosure:

Cash paid for interest	$1,979	$3,750

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc. (“SOBR Safe”), formerly TransBiotec, Inc., was incorporated as Imagine Media, Ltd. in August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 SOBR Safe was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of SOBR Safe after the share exchange. The consolidated financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of SOBR Safe and TransBiotec - CA from September 19, 2011 forward. SOBR Safe and TransBiotec - CA are hereinafter referred to collectively as the “Company” or “We”. The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

On March 23, 2020, the Company filed a Definitive 14-C providing notice that the Board of Directors has recommended, and that holders of a majority of the voting power of the Company’s outstanding stock voted, to approve the following.

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

The above actions taken by the Company’s stockholders became effective on or about May 21, 2020. The effective dates of the above actions were June 5, 2020 and April 20, 2020, respectively, and the actual reverse stock split ratio was 1-for-33.26. All share and per share amounts have been adjusted in these consolidated financial statements to reflect the effect of the reverse stock split.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of annual financial information.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the years ended December 31, 2020 and December 31, 2019, and results of operations and cash flows for the years ended December 31, 2020 and December 31, 2019.

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

The Company’s financial instruments consist primarily of cash, accounts payable, accrued expenses, accrued interest payable,  related party payables, notes payable, convertible debentures, and other liabilities. Pursuant to ASC 820 and 825, the fair value of our derivative liabilities is determined based on “Level 3” inputs. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2020 and December 31, 2019:

December 31, 2020

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-

December 31, 2019

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$60,650

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2020 and December 31, 2019.

Prepaid Expenses

Amounts incurred in advance of contractual performance or coverage periods are recorded as prepaid assets and recognized as expense in the period service or coverage is provided.

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

Derivative Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations under other income (expense). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a Monte Carlo Simulation model to value the derivative instruments at inception and on subsequent valuation dates.

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at December 31, 2020 and December 31, 2019. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $633,050 and $12,787 during the years ended December 31, 2020 and December 31, 2019, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $96,637 and $3,724 during the years ended December 31, 2020 and December 31, 2019, respectively.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has a deferred tax asset of approximately $2,830,000 and $1,832,000 that is offset by a 100% valuation allowance at December 31, 2020 and December 31, 2019, respectively. Therefore, the Company has not recorded any deferred tax assets or liabilities at December 31, 2020 and December 31, 2019.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted  loss per share gives the effect to all dilutive potential common shares outstanding during the period,  including stock options, warrants and convertible instruments.  Diluted net loss per share excludes all potentially issuable shares if their effect is anti-dilutive.  Because the effect of the Company’s dilutive securities is anti-dilutive, diluted net loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”), insurance limits. Accounts at each institution are insured by the FDIC up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At December 31, 2020 and December 31, 2019, the Company had $0 and $431,759 in excess of the FDIC insured limit, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity.  This amendment is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the effects, if any, of the adoption of ASU 2020-06 guidance on the Company's financial position, results of operations and cash flows.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, amendments the guidance in ASU No. 2017-08, (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which addresses multiple call dates of a callable debt security.  This amendment is effective for public business entities, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is not permitted.  The Company is evaluating the effects, if any, of the adoption of ASU 2020-08 guidance on the Company's financial position, results of operations and cash flows.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources. Future capital requirements will depend on many factors, including the Company’s ability to develop products, cash flow from operations, and competing market developments. The Company will need additional capital in the near future. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

As of December 31, 2020, the Company has an accumulated deficit of approximately $50,000,000. During the year ended December 31, 2020, the Company also experienced negative cash flows from operating activities of approximately $2,200,000. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.  On January 15, 2021, the Company initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $3.00 per share, and a Warrant to purchase 25,000 shares of the Company’s common stock at $3.00 per share.  The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance .  The Offering will be made on a continuous basis until March 31, 2021, which may be extended one-time by our Board of Directors until April 30, 2021 (the “Termination Date”), unless earlier terminated or canceled. There will be no closing of the Offering until a minimum of $500,000 is raised. After an initial closing is held, offers to purchase Units will be aggregated for subsequent closings to be held on a monthly basis until the maximum of $2,000,000 has been raised or until the Termination Date, whichever is earlier.  The Offering may be canceled by the Company at any time and will in any event be canceled if no closing has occurred before the Termination Date.  As of the date of this report the Company has received $1,100,000 of the Offering amount.

We will need additional funds beyond the money raised in this Offering, even if the maximum Offering is met.  As a result, we are planning on additional financings in the future.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it may have a adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before December 31, 2020. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of December 31, 2020.

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

The Transaction recorded as an asset purchase was valued at $29,222,955, which consists of the market price as of June 5, 2020 of the Company’s 12,000,000 shares of common stock issued totaling $27,120,000, the funds spent by IDTEC and affiliates prior to closing of $1,407,051 and the fair value of the Warrant issued of $695,454.  In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The  allocation to identifiable intangible assets required extensive use of financial information and management's best estimate of fair value.

The following summarizes the transaction closing with IDTEC on June 5, 2020:

Property and equipment	$47,725
Intangible assets	29,175,230
Total assets	$29,222,955

Net purchase (fair value of stock issued, warrants and notes payable)	$29,222,955

Subsequent to the Transaction closing, the Company evaluated the fair value of the assets acquired  based on market estimates for property and equipment and discounted net cash flow for the SOBR Safe intellectual technology. The present value of the discounted cash flow utilized a 75% discount, which included a 25% risk return premium, over an estimated five-year net revenue stream expected to be derived from the technology acquired. Based on the assessment of fair value, the Company recognized an asset impairment loss of $25,320,555 resulting from the APA during the year ended December 31, 2020. The impairment was due to the increase of the Company's stock price value. The stock price of the Company at closing of the Transaction was significantly higher than expected from the stock price of the Company when the Company signed the APA. The number of shares to be given to IDTEC as consideration for the Transaction would not get updated for any stock price changes.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2020	December 31, 2019
Insurance	$3,370	$-
Consulting services	111,860	7,343
Other prepaid expenses	-	1,711

Prepaid expenses	$115,230	$9,054

During 2020, the Company entered into two consulting agreements for marketing services. The Company has to issue a total of 87,500 of its common shares valued at $142,714 under the terms of the agreements.  As of December 31, 2020, the share value is included in common stock subscriptions payable as the shares had not been issued.  Stock- based compensation expense for the year ended December 31, 2020 includes approximately $33,000 for these service agreements.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

December 31, 2020
Robotics and testing equipment	$46,200
Office furniture and equipment	1,525
47,725
Accumulated depreciation	(7,340)
Net property and equipment disposed	(40,385)
Property and equipment, net	$0

Depreciation is computed on a straight-line basis over the assets estimated useful lives of three years. Depreciation for the years ended December 31, 2020 and 2019 was $7,340 and none, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Amortization Period (in years)
SOBR Safe
Intellectual Technology	$3,854,675	$224,854	$3,629,821	10

Amortization expense for the years ended December 31, 2020 and 2019 was $224,854 and none, respectively.

Estimated future amortization expense for device technology intangible assets is as follows:

2021	2022	2023	2024	2025	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,702,486

NOTE 7. RELATED PARTY TRANSACTIONS

On December 3, 2014, Lanphere Law Group, a related party and shareholder, entered into an agreement with the Company to convert 50% of its outstanding accounts payable of $428,668 to a note payable. This note payable represents one half of the balance in the amount of $214,334 of legal fees and costs owed up until October 31, 2014. This agreement further provided that the remaining 50% of unpaid legal fees in accounts payable were to be paid and retained as a current payable. In addition, 50% of the legal fees and costs incurred beginning with the legal services provided to the Company on November 1, 2014 are to be converted on a monthly basis to common stock at a price of $0.09 per share until the accounts payable balance for legal fees is paid current. The Company has recorded to equity, a total related party gain connected to these conversions during the years ended December 31, 2020 and 2019 of none and $22,585, respectively. The Company converted the remaining payables to common stock through a separate agreement and there are no more payables to convert as of December 31, 2020.

On July 1, 2015, the Company amended the December 3, 2014 note payable agreement with Lanphere Law Group, which forgave $108,000 of the note payable’s principal balance. This debt forgiveness decreased the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015. The note was converted to common stock during the year ended December 31, 2020.

On March 8, 2017, Lanphere Law Group irrevocably elected to exercise warrants in order to acquire 969,601 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014 note payable agreement with Lanphere Law Group. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was also recorded to equity. The principal balance of the note after the debt deduction was $31,662. On January 3, 2020, the note payable principal balance of $31,662 was converted to 9,520 common shares at a per share price of $3.326. As of December 31, 2020 and December 31, 2019, the principal balance of this note was none and $31,662, respectively. As of December 31, 2020 and December 31, 2019, the accrued interest on this note was none and $9,508, respectively.

Due to cash flow constraints, the Company experienced difficulty in compensating its directors for their service in their capacity as directors; therefore, such directors may receive stock options to purchase common shares as awarded by its Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with business related travel and attendance at meetings of its Board of Directors. The Company’s Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. On August 23, 2019, the Company entered into a Common Stock Purchase Agreement (the “Bennington SPA”) with Charles Bennington, one of the Company’s directors, under which the Company agreed to issue 420,926 shares of its common stock in exchange for Mr. Bennington forgiving $595,000 in accrued compensation and services due. The Company also recorded a related party gain on the conversion of executive compensation to common shares of $535,500 that was accounted for as additional paid-in capital. The common shares were issued on or about August 28, 2019 at a per-share purchase price of $1.4135 per share.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Lanphere SPA”) with Michael Lanphere, a beneficial owner of the Company, under which the Company agreed to issue 643,438 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere. The amount of the debt reduction and, therefore the purchase price of the shares, was $96,303 which was used for the deduction of related party notes payable principal of $77,927 and accrued interest of $18,376. The Company recognized a related party gain of $5,350 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.1497 per share. After this exercise, Lanphere Law Group owned warrants to acquire an additional 454,097 shares of our common stock, which were subsequently exercised during 2020.

On August 23, 2019, the Company entered into a Debt Conversion and Common Stock Purchase Plan (the “Mishal SPA”) with Devadatt Mishal, one of the Company’s  former directors and current shareholder, under which the Company agreed to issue 394,901 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. Mr. Mishal’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Mishal. The amount of the debt reduction and, therefore the purchase price of the shares, was $56,478 which was used for the deduction of related party notes payable principal of $45,000 and accrued interest of $11,478. The Company recognized a related party gain of $657 and accounted for it as additional paid-in capital. The common shares were issued on or about August 28, 2019 at an effective conversion price of $0.1430 per share. After this exercise, Devadatt Mishal owns no warrants to acquire additional shares of our common stock.

On August 23, 2019, the Company entered, into a Share Exchange Agreement (the “Lanphere SEA”) with Michael Lanphere, a beneficial owner of the Company under which the Company agreed to issue 156,537 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Lanphere. The Series A Convertible Preferred Stock were exchanged for the Company’s common shares at a price of $3.326 per share. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus SEA”) with Vernon Justus, a shareholder, under which the Company agreed to issue 260,954 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Justus. The Series A Convertible Preferred Stock were exchanged for the Company’s common shares at a price of $3.326 per share. The fair value of the common shares was $36,887. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital.

The Company entered into a lease agreement with Lanphere Law Group, a related party and shareholder, whereas the Company was the tenant and paying monthly rent of $4,100. The term of this operating lease ran from July 1, 2015 to June 30, 2019. From July 1, 2019 through December 31, 2019, the Company leased the same office space on a month to month basis. Rent expense, including CAM charges, for the years ended December 31, 2020 and 2019 of none and $39,315, respectively, was accounted for as general and administrative expense.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s directors, an option to acquire 24,053 shares of the Company’s common stock under the Company’s 2019 Equity Incentive Plan. The stock option has an exercise price of $0.2635, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Bennington is one of the Company’s  directors, is a sophisticated investor and familiar with our operations.  None of Mr. Bennington’s common stock options vested, and therefore none were expensed during the year ended December 31, 2019. For the year ended December 31, 2020, stock option expense for the options vested was $4,592.  No vested options were exercised as of December 31, 2020.

On October 25, 2019, the Company granted Nick Noceti, the Company’s former Chief Financial Officer, an option to acquire 24,053 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.2635, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a two-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Noceti was at that time the Company’s Chief Financial Officer, is a sophisticated investor and familiar with our operations. None of Mr. Noceti’s common stock options vested, and therefore none were expensed during the year ended December 31, 2019.  For the year ended December 31, 2020, stock option expense for the options vested was $2,271.  No vested options were exercised as of December 31, 2020.

On October 25, 2019, the Company granted Gary Graham, one of the Company’s former directors and current beneficial owner of the Company, an option to acquire 24,053 shares of our common stock under our 2019 Equity Incentive Plan. The stock option has an exercise price of $0.2635, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with option vesting quarterly over a one-year period commencing January 1, 2020. The stock option has a five-year term. The issuance of the stock option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Mr. Graham had been consulting with the Company for more than one year at the time of grant, is a sophisticated investor and familiar with our operations. None of Mr. Graham’s common stock options vested, and therefore none were expensed during the year ended December 31, 2019.  For the year ended December 31, 2020, stock option expense for the options vested was $4,592.  No vested options were exercised as of December 31, 2020.

On October 25, 2019, the Company entered into an Employment Agreement with Mr. Kevin Moore to serve as the Company’s Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore will perform services for the Company that are customary and usual for a chief executive officer of a company, in exchange for: (i) 24,053 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) incentive stock options under the Company’s 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2635, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten-year term. 58,796 of these common stock option shares, valued at $14,080, were vested and expensed at December 31, 2019. No shares have been issued to Mr. Moore as of December 31, 2019.   For the year ended December 31, 2020, stock option expense for the 352,776 options vested was $79,557.  No vested options were exercised as of December 31, 2020.

On October 25, 2019, the Company entered into an Employment Agreement with Mr. David Gandini to serve as the Company’s Chief Revenue Officer (the “Gandini Agreement”). Under the terms of the Gandini Agreement, Mr. Gandini will perform services for the Company that are customary and usual for a chief revenue officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) incentive stock options under our 2019 Equity Compensation Plan to acquire 721,588 shares of our common stock, at an exercise price of $0.2635, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 20,044 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 240,530 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 40,091 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term. The Company will be issuing Mr. Gandini a stock option agreement for the options he was issued under the Gandini Agreement. 240,530 of these common stock option shares, valued at $57,574, were vested and expensed at December 31, 2019. No shares have been issued to Mr. Gandini as of December 31, 2019.  For the year ended December 31, 2020, stock option expense for the 240,530 options vested was $54,720.  No vested options were exercised as of December 31, 2020.

On January 3, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Michael Lanphere, a beneficial owner of the Company, under which he agreed to exercise warrants and the Company agreed to issue 454,097 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under two promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere on April 17, 2019 and July 17, 2019. The amount of the debt reduction, and therefore the purchase price of the shares, was approximately $66,000 which was used for the deduction of related party notes payable principal of  approximately $66,000. 180,397 common shares were issued on January 3, 2020 at an effective conversion price of $0.133 and 273,700 common shares were issued on January 3, 2020 at an effective conversion price of $0.153. After this exercise, Lanphere Law Group owns no warrants for shares of our common stock.

On January 3, 2020, the Company entered into another Debt Conversion and Common Stock Purchase Plan with Michael Lanphere, under which the Company agreed to issue 63,225 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under numerous other remaining promissory notes. The amount of the debt reduction, and therefore the purchase price of the shares, was $210,285 which was used for the deduction of related party notes payable principal of $169,606 and accrued interest of $40,679. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $52,000 and accounted for it as additional paid-in capital. The common shares were issued on January 3, 2020 at an effective conversion price of $3.326 per share.

On January 3, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Vernon Justus, a shareholder, under which the Company agreed to issue 84,963 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Justus under a promissory note. The amount of the debt reduction, and therefore the purchase price of the shares, was $282,588 which was used for the deduction of a related party note payable principal of $180,001 and accrued interest of $102,587. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $70,000 and accounted for it as additional paid-in capital. The common shares were issued on January 3, 2020 at an effective conversion price of $3.326 per share.

On January 16, 2020, the Company entered into a Accounts Payable Conversion and Common Stock Purchase Plan with Michael Lanphere, under which the Company agreed to issue 214,883 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere for unpaid legal bills. The amount of the debt reduction, and therefore the purchase price of the shares, was $714,700 which was used for the deduction of related party payables of $714,700. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $222,000 and accounted for it as additional paid-in capital. The common shares were issued on January 16, 2020 at an effective conversion price of $3.326 per share.

On January 30, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Devadatt Mishal, one of the Company’s former directors and current shareholder, under which the Company agreed to issue 499,965 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Mishal under numerous promissory notes. The amount of the debt reduction, and therefore the purchase price of the shares, was $456,641 which was used for the deduction of related party notes payable principal of $270,300 and accrued interest of $186,341. The Company also recorded a loss on related party debt extinguishment of approximately $144,000. The common shares were issued on January 30, 2020 at an effective conversion price of $0.91465 per share.

On March 23, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Prakash Gadgil, one of the Company’s former directors and current shareholder, under which the Company agreed to issue 586 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Gadgil under a promissory note. The amount of the debt reduction, and therefore the purchase price of the shares, was $1,950 which was used for the deduction of a related party note payable principal of $1,950. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $1,000 and accounted for it as additional paid-in capital. The common shares were issued on March 23, 2020 at an effective conversion price of $3.326 per share.

On April 6, 2020, the Company agreed with Nick Noceti, the Company’s former Chief Financial Officer, to issue 38,437 shares of its common stock in exchange for amounts due for accounting fees. The amount of the debt reduction, and therefore the purchase price of the shares, was $127,840 which was used for the deduction of a related party accounts payable of $127,480. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $49,000 and accounted for it as additional paid-in capital. The common shares were issued on April 4, 2020 at an effective conversion price of $3.326 per share.

On April 7, 2020, the Company agreed with Charles Bennington, one of the Company’s  directors, to issue 6,831 shares of its common stock in exchange for amounts due for Board of Director fees. The amount of the debt reduction, and therefore the purchase price of the shares, was $9,656 which was used for the deduction of a related party accounts payable of $9,656. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $2,000 and accounted for it as additional paid-in capital. The common shares were issued on April 7, 2020 at an effective conversion price of $1.41 per share.

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	December 31, 2020	December 31, 2019

Convertible Notes Payable	$-	$161,000
Conventional Non-Convertible Notes Payable	11,810	328,423
Notes Payable with Detached Free-standing Warrants	-	280,119
Unamortized Discount	-	(8,656)
Net Related Party Notes Payable	$11,810	$760,886

Total interest expense for related party notes was $98,313 and $91,845 for the years ended December 31, 2020 and 2019, respectively.

Related Party Convertible Notes Payable

The Company has none and seven convertible notes payable to related parties that have a principal balance of none and $161,000 as of December 31, 2020 and December 31, 2019, respectively. These notes carried interest rates ranging from 7% to 10%. These notes carried  fixed and variable conversion prices per share. The Company evaluated these convertible notes payable for embedded  and beneficial conversion features. The Company determined that there were both derivative embedded conversion features and beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable.  The Company evaluated these convertible notes and determined that its embedded conversion feature carried a debt discount that should be fully amortized upon grant. The Company fully amortized this debt discount and recorded it as amortization of debt discount – interest expense in the amount of $64,800 for the year end December 31, 2019.

During 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a related party, under which the Company agreed to issue approximately 157,000 shares of its common stock in exchange for a reduction of four convertible notes payable to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $143,119 which was used for the deduction of related party convertible notes payable principal of $91,000 and accrued interest of $52,119.

On June 5, 2020 the Company issued the convertible APA Note to a related party with a principal balance of  $1,485,189, which included the $70,000 balance of three convertible notes payable to related parties and related accrued interest of $7,689 outstanding at December 31, 2019.  The note includes simple interest at 10% per annum, due upon demand, and may be convertible into shares of common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder.  The Company evaluated the convertible note payable for derivative embedded and beneficial  conversion features. The Company determined that there was a  beneficial conversion feature to record. During the year ended December 31, 2020, beneficial conversion feature amortization expense related to this related party convertible note payable of $1,407,675 was accounted for as amortization of interest - beneficial conversion feature expense in the consolidated statements of operations.  On November 15, 2020, the related party holder elected to convert the note principal and accrued interest balance of $1,551,514 into 3,103,028 of shares of common stock.

Related Party Non-convertible Notes Payable

The Company has one and nine non-convertible notes payable to related parties that have a principal balance of $11,810 and $328,423 as of December 31, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 0% to 10%.  The outstanding note payable as of December 31, 2020 had a due date of December 31, 2012  and is currently in default.

During 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with four related parties, under which the Company agreed to issue approximately 343,000 shares of its common stock in exchange for a reduction of eight non-convertible notes payable to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $549,311 which was used for the reduction of related party non-convertible notes payable principal of $316,613 and accrued interest of $232,698.

Related Party Notes Payable with Warrants

The Company has none and twenty-four notes payable with detached free-standing warrants to related parties that have a principal balance of none and $280,119 as of December 31, 2020 and December 31, 2019, respectively. These notes carried interest rates ranging from 7% to 10%. The exercise price for each note payable with detached free-standing warrant ranged from $0.1330 - $0.1530. As of December 31, 2019, these notes carried outstanding detached free-standing warrants of 454,097. The unamortized discount related to these stock warrants at December 31, 2020 and December 31, 2019 is none and $8,656, respectively. During the years ended December 31, 2020 and 2019, stock warrants amortization expense recorded as interest expense related to these stock warrants was $8,656 and $37,072, respectively. The relative fair market value of the related stock warrants granted during the years ended December 31, 2020 and 2019 was none and $38,998, respectively.

During 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with two related parties, under which the Company agreed to issue approximately 602,000 shares of its common stock in exchange for a reduction of 24 notes payable with detached free-standing warrants to related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $320,858 which was used for the deduction of related party notes payable with detached free-standing warrants principal of $280,119 and accrued interest of $40,739.

NON- RELATED PARTIES

Non- related party notes payable consist of the following:

	December 31, 2020	December 31, 2019

Convertible Notes Payable	$56,683	$143,136
Conventional Non-Convertible Notes Payable	42,500	21,438
Notes Payable with Detached Free-standing Warrants	5,000	5,000

Net Non-Related Party Notes Payable	$104,183	$169,574

Total interest expense for non-related party notes was $17,415 and $56,546 for the years ended December 31, 2020 and 2019, respectively.

Convertible Notes Payable

The Company has three and fifteen convertible notes payable to non-related parties that have a principal balance of $56,683 and $143,136 as of December 31, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from 5% - 30% and have due dates ranging from 2/08/2012 – 3/06/2022. Two of the three notes  as of December 31, 2020 are in default. These notes carry conversion prices ranging from $0.0565- $10.7619 per share.  The Company evaluated these convertible notes payable for derivative embedded  and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized as of December 31, 2020 and 2019.  During the years ended December 31, 2020 and 2019, beneficial conversion feature amortization expense related to these convertible notes payable of none and $5,920, respectively, was accounted for as amortization of interest - beneficial conversion feature expense in the  consolidated statements of operations.

During 2020, the Company entered into Debt Conversion and Common Stock Purchase Plans with six non-related parties, under which the Company agreed to issue 50,135 shares of its common stock in exchange for a reduction of eleven convertible notes payable to non-related parties. The amount of the debt reduction, and therefore the purchase price of the shares, was $166,750 which was used for the deduction of non-related party convertible notes payable principal of $83,953 and accrued interest of $82,797. The Company recorded a non-related party gain on loan extinguishment  of approximately $103,000.

During 2020, the Company also entered into a non-related party convertible note payable agreement to convert a high interest rate convertible non-related party note payable with a principal balance of $25,000 and accrued interest due of $22,500 to a non-related party convertible note payable of $47,500 that accrues interest at 5%. The note conversion rate is $2 per common share. The Company recorded a loss on non-related party debt extinguishment of $11,697.

During 2020, the holder of a $25,000 convertible promissory note with interest at 30% and accrued interest of $61,875 replaced the carrying amount of the note and its conversion features with a new non-convertible note totaling $25,000 that bears interest at 5%. The Company recorded a gain on non-related party debt extinguishment of $61,875.

Non-convertible Notes Payable

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $42,500 and $21,438 as of December 31, 2020 and December 31, 2019, respectively. These notes carry interest rates ranging from  5% - 18% and have due dates ranging from 1/31/2013 - 6/09/2022. Two of the three notes  as of December 31, 2020 are in default.

During 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with a non-related party, under which the Company agreed to issue 20,313 shares of its common stock in exchange for a reduction of a non-convertible non-related party note payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $67,561 which was used for the deduction of non-related party non-convertible notes payable principal of $3,938 and accrued interest of $63,623. The Company recorded a non-related party gain on loan extinguishment  of approximately $14,000.

On May 12, 2020, the Company received proceeds of $41,665 from a commercial bank under the SBA Payroll Protection Loan Program. The loan requires interest at 1% and 18 monthly payments of principal and interest beginning December 5, 2020. Provisions of the SBA Payroll Protection Loan Program allow for portions or all the loan balance to be forgiven should certain criteria be met.  On December 7, 2020 the Company was notified that the principal balance and accrued interest of $242 was forgiven, and thus the Company  recorded a gain on loan extinguishment of approximately $42,000.

Notes Payable with Warrants

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of December 31, 2020 and December 31, 2019, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019. There was no unamortized discount related to these stock warrants as of  December 31, 2020 and December 31, 2019, and no stock warrant amortization expense was recorded to interest expense during the years ended December 31, 2020 and 2019.

NOTE 9.  DERIVATIVE LIABILITY

 In 2019, the Company borrowed $ 70,000 under convertible promissory notes agreement from an unrelated party that are due upon demand.  The notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15, Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the notes were carried on the Company’s balance sheet at fair value. The derivative liability was marked to market each measurement period and any unrealized change in fair value is recorded as a component of the statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The Company fair valued the embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.13%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The notes were not converted and deemed paid in full at the closing of the Transaction on June 5, 2020. The principal amounts of these notes were settled and transferred to the APA Note and a loss on debt extinguishment of $273,462 was recognized during the year ended December 31, 2020.  The fair value of the embedded derivative recorded on the balance sheet as a liability was none and $60,650 at December 31, 2020 and December 31, 2019, respectively. Utilizing level 3 inputs, the Company recorded a fair market value gain of $60,650 and $4,150 for the years ended December 31, 2020 and 2019, respectively.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2019	$60,650
Fair market value adjustments (including settlements)	(60,650)
Balance at December 31, 2020	$0

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the year ended December 31, 2019 consists of the following:

1,065,982 shares were issued to non-related parties for $39,000 in cash.

420,926 shares were issued for the conversion of $595,500 of accrued executive compensation owed to a related party at $0.0143 per share.  A related party gain of $535,500 was recorded as additional paid-in capital.

1,038,339 shares were issued for the conversion of $152,781 of related party debt from $0.1430 to $0.1497 per share.  1,038,339 stock warrants were settled along with the related party debt.

417,491 shares were issued to related parties in exchange for 1,388,575 shares of the Company’s Series A Convertible Preferred Stock at $3.326 per share.  A related party gain of $1,329,561 was recorded as additional paid-in capital.

The Company’s common stock transactions for the year ended December 31, 2020 consists of the following:

1,025 shares were issued at $20.29 per share to a non-related party as compensation for services provided.

72,159 shares were issued for services provided under an Employment Agreement with Kevin Moore dated October 25, 2019.

454,097 shares were issued for the conversion of $65,728 of related parties’ debt from $0.1530 to $0.13304 per share pursuant to terms of the convertible promissory notes. 454,097 stock warrants were settled along with the related party debt.

12,000,000 shares were issued to complete the Transaction with IDTEC that was accounted for as an asset purchase.   The shares were issued at a value of $27,120,000.

159,395 shares were issued to non-related parties for the conversion of approximately $266,000 of accounts payable and accrued expenses from $0.5821 to $3.326 per share.  The Company recorded a net gain of approximately $62,000 resulting from the stock issuance.

260,150 shares were issued to related parties for the conversion of $852,196 of related party payables from $1.115 to $3.326 per share.  A related party gain of $272,299 was recorded as additional paid-in capital.

648,739 shares were issued to related parties for the conversion of $622,004 of debt from $0.9146 to $3.326 per share.  The Company recorded $143,660 of loss on debt extinguishment  and a related party gain of $124,291 was recorded as additional paid in-capital as a result of the stock issuance.

70,448 shares were issued to non-related parties for the conversion of $65,391 of debt  at $3.326 per share.  The Company recorded $41,665 of loss resulting from the stock issuance.

3,103,028 shares were issued to a related party for the conversion of $1,551,514 of debt under the terms of a convertible promissory note. The note converted at $0.50 per share.

2,700,000 shares were issued to a related party under the terms governing the shares of Series A-1 Convertible Preferred Stock.  In addition, as a result of the conversion of the Series A-1 Convertible Preferred Stock we owed  accrued dividends totaling $107,880, which we could pay in cash or in shares of our common stock based on the price of common stock on the applicable dividend dates.  Our management and Board of Directors elected to pay the accrued dividends in shares of common stock.  Based on the price of the common stock on the applicable dividend dates, we owed 43,169 shares of common stock in full satisfaction of the accrued dividends.  As of  December 31, 2020, 43,169 shares were recorded in common stock subscriptions payable and were issued on January 6, 2021.

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

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment Agreement (the “Investment Agreement”) with First Capital Ventures, LLC (“FCV”), an entity controlled by a beneficial owner of the Company, and its assignee. The Company desired to raise between $1,000,000 and $2,000,000 from the sale of its 8% Series A-1 Convertible Preferred Stock and FCV intends to raise between $1,000,000 and $2,000,000 (net after offering expenses) in a special purchase vehicle (“SPV”) created by FCV to purchase the 8% Series A-1 Convertible Preferred Stock. The Company granted FCV and its assigns, the exclusive right to purchase the 8% Series A-1 Convertible Preferred Stock. The Company also agreed to cancel all shares of its previously issued and outstanding Series A Convertible Preferred Stock immediately following the closing date. The Company further agreed to issue FCV a three-year stock warrant to purchase 144,317 shares of its common stock at an exercise price of $1.039375 per share immediately following the closing date, which was valued at $122,889 and expensed upon grant for services provided. The Company agreed to enter into a “business development” agreement with FCV, or its assignee, on the sale of the first $1,000,000 of 8% Series A-1 Convertible Preferred Stock and also granted FCV and its assigns, the right to use the name “SOBR SAFE” and any related intellectual property in connection with the SPV, and the offering of the Interests in the SPV.

In accordance with the August 8, 2019 Investment Agreement with FCV, on December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares.  The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $1 per share (not to be affected by any reverse stock split in connection with the Asset Purchase Agreement with IDTEC), (d) redemption rights such that we have the right, upon 30 days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Lanphere” SEA) with Michael Lanphere, a beneficial owner of the Company, under which the Company agreed to issue 156,537 shares of its common stock in exchange for 520,643 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Lanphere. The Series A Convertible Preferred Stock were exchanged for the Company’s common shares at a price of $3.326 per share and were issued on or about August 28, 2019. The fair value of the common shares was $22,127. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $498,516 to additional paid-in capital.

On August 23, 2019, the Company entered into a Share Exchange Agreement (the “Justus” SEA) with Vernon Justus, a shareholder, under which the Company agreed to issue 260,954 shares of its common stock in exchange for 867,932 shares of the Company’s Series A Convertible Preferred Stock owned by Mr. Justus. The Series A Convertible Preferred Stock were exchanged for the Company’s common shares at a price of $3.326 per share and were issued on or about August 28, 2019. The fair value of the common shares was $36,887. Per ASC 470-50-40-2, debt modification and extinguishment transactions between related parties are in essence a capital contribution from a related party. As a result, rather than recording a gain on extinguishment of debt, the Company recorded $831,045 to additional paid-in capital.

On December 12, 2019, the Company entered into a Series A-1 Preferred Stock Purchase Agreement (the “SPA”) with SOBR SAFE, LLC (“SOBR SAFE”), a Delaware limited liability company and an entity controlled by a beneficial owner of the Company, under which SOBR SAFE agreed to acquire 1,000,000 shares of our Series A-1 Convertible Preferred Stock  in exchange for $1,000,000 (the “Purchase Price”). The Company received the Purchase Price on December 12, 2019.

On May 7, 2020, the Company amended a Convertible Preferred Stock Investment Agreement  granting the exclusive right to SOBR SAFE to purchase up to 2,700,000 shares.

On July 2, 2020, the Company executed Amendment No. 2 to the Stock Investment Agreement which provides that the full amount of each dividend due on a dividend payment date, even if not declared, shall be paid to any holder regardless of the date on which the holder acquired the stock.

On December 7, 2020, we sent a Notice of Automatic Conversion and Calculation of Dividend Shares to SOBR SAFE notifying them that under the terms governing the shares of Series A-1 Convertible Preferred Stock the 2,700,000 shares of Series A-1 Convertible Preferred Stock owned by SOBR SAFE automatically converted into 2,700,000 shares of our common stock.  In addition, as a result of the conversion of the Series A-1 Convertible Preferred Stock we owed SOBR SAFE accrued dividends totaling $107,880, which we could pay in cash or in shares of our common stock based on the price of common stock on the applicable dividend dates.  Our management and Board of Directors elected to pay SOBR SAFE the accrued dividends in shares of our common stock.

NOTE 12.  STOCK SUBSCRIPTIONS PAYABLE

The Company has stock subscriptions payable of $253,688 payable with 147,587 of its common shares of which  $111,024 is payable to related parties with 60,087 of its common shares as of December 31, 2020 and $79,624 payable to related parties with 60,087 of its common stock at December 31, 2019.   The Company recorded a related party gain of none and $39,992 related to the outstanding stock subscriptions payable during the years ended December 31, 2020 and 2019, respectively.

The Company had no preferred stock subscriptions payable as of December 31, 2020.  The Company has preferred stock subscriptions payable due to a related party of $1,000,000 convertible into 1,000,000 of its 8% Series A-1 Convertible Preferred shares as of December 31, 2019.

NOTE 13.  STOCK WARRANTS AND STOCK OPTIONS

Stock Warrants

The Company accounts for employee stock options and non-employee stock warrants under ASC 718 and ASC 505, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black-Scholes pricing model. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

Beginning on December 12, 2012, Michael A. Lanphere, a related party and non-employee, loaned the Company money for a variety of purposes, some for working capital and some to allow the Company to pay outstanding obligations. Each of these loans were made pursuant to the terms of a Loan Agreement with Promissory Note and Stock Fee (the “Agreements”). Under the terms of the Agreements, Mr. Lanphere was not only entitled to repayment of the principal amount loaned to us, with interest, but also what was termed in the Agreements as a “Stock Fee” that the parties are interpreting as a stock warrant, which permits Mr. Lanphere to acquire shares of our common stock in exchange for an exercise price that was estimated based on the date of the loan agreement. The number of shares to be issued to Mr. Lanphere as a Stock Fee under each Agreement was an estimate and varied based on the loan amount and the price of our common stock on the day of the loan and was calculated by this formula:  60% or 80% of the loan amount divided by the Company’s stock price on the day of the loan, but at a price per share no higher than ($0.025). Each Stock Fee is fully vested immediately and expires  5 years from the date of the loan. Although the Stock Fee could be taken by Mr. Lanphere as a stock grant or a stock warrant, due to the fully vested nature of the Stock Fee, Mr. Lanphere is deemed to beneficially own those shares on the date of each Agreement. After the Company entered into a Debt Conversion and Common Stock Purchase Plan with Mr. Lanphere dated January 3, 2020, Mr. Lanphere agreed to exercise his stock warrants and the Company agreed to convert and issue 454,097 shares of its common stock to reduce a notes payable principal balance consisting of two notes in the amount of $65,875. The Company did not record a loss on debt extinguishment for this conversion pursuant to ASC 470-20-40-4 that states that upon conversion in accordance with its original terms, the carrying amount of the convertible debt without a beneficial conversion feature, including any unamortized premium or discount, is credited to the capital accounts and no gain or loss should be recognized. Mr. Lanphere owns no more warrants to shares of our common stock. The number of warrants outstanding to Mr. Lanphere at December 31, 2020 and December 31, 2019 were none and 454,097, respectively.

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”), an entity controlled by a beneficial owner of the Company. FCV set up a special purpose vehicle (“SPV”) or SOBR SAFE, LLC, an entity controlled by a beneficial owner of the Company,  that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1.00 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at December 31, 2020 and December 31, 2019 are 144,317 and 144,317, respectively.

On May 4,2020, the Company entered into an agreement with a vendor to provide investor relations services.  Under the terms of the agreement, we issued warrants to purchase up to 120,000 shares of our common stock at an exercise price of $2.00 per share.  The warrants expire five years after the date of issuance.  Approximately $220,000 of expense was recognized for the warrants issued for the services provide by the vendor.

On June 5, 2020, upon closing of the Transaction, the Company entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement under which we issued warrants to IDTEC to purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share. The warrants expire five years after the date of issuance, (see Note 3).

The total outstanding balance of all non-employee stock warrants in the Company is 584,317 and 598,414 at December 31, 2020 and December 31 2019, respectively. There were 440,000 non-employee detached free-standing stock warrants granted during the year ended December 31, 2020 and 916,579 non-employee detached free-standing stock warrants granted during the year ended December 31, 2019. The fair value of these non-employee stock warrants granted during the years ended December 31, 2020 and 2019 totaled $915,124 and $160,544, respectively, and were determined using the Black-Scholes option pricing model based on the following assumptions:

	Dec. 31, 2020	Dec. 31, 2019
Exercise Price	$0.50-$2.00	$0.1330-$1.0394
Dividend Yield	0%	0%
Volatility	153%-154%	134% - 167%
Risk-free Interest Rate	0.19%- 0.29%	1.69% – 2.40%
Life of Warrants	5 Years	.038-5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the years ended December 31, 2020 and 2019:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	721,678	$0.1397 - 0.6319	3.45 Years	$0.1929	$-
Warrants Granted	916,579	$0.06 - 0.2062	3.97 Years	$0.2860	$2,022,912
Warrants Exercised	(1,038,339)	$0.1430 - 0.1497		$0.1463
Warrants Expired	(1,504)	$0.6319		$0.6319
Balance at December 31, 2019	598,414	$.13304 - 1.039375	3.97 Years	$0.3592	$1,276,870

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304 – 1.039375	3.97 Years	$0.3592	$1,276,870
Warrants Granted	440,000	$0.50-2.00	4.41 Years	$0.9091	$898,000
Warrants Exercised	(454,097)	$0.13304 - 0.15299		$0.1451
Warrants Expired	-
Balance at December 31, 2020	584,317	$0.50 – 2.00	3.80 Years	$0.9413	$1,173,737

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective. The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of  December 31, 2020 and December 31, 2019, the Company has granted stock options to acquire 2,521,922 and 2,285,028 shares of common stock under the plan, respectively. As of December 31, 2020, the plan has1,202,168 vested shares and1,319,753 non-vested shares. As of December 31, 2019, the plan had 539,847 vested shares and 1,745,181 non-vested shares. As of December 31, 2020 and December 31, 2019 the plan has options available to be issued of 1,326,545 and 1,563,439, respectively.  The stock options are held by our officers, directors, employees, and certain key consultants.

During 2020, under the 2019 Equity Incentive Plan the Company granted stock options and units to acquire approximately 236,000 shares of its common stock at exercise prices ranging from $1.645 to $3.30 to certain employees and key consultants.  The fair value of the options granted was approximately $515,000.  The stock options vest monthly and quarterly over 1 to 3-year terms.  A total of 15,000 stock options were vested as of  December 31, 2020.  None of the vested stock options have been exercised and no shares have been issued as December 31, 2020.  Additionally, the Company granted stock options to acquire 1,894 shares of its common stock, in addition to the 48,106 options granted to key consultants on October 25, 2019 for a total of 50,000 shares of its common stock in accordance with the Company’s agreements with the consultants.  The stock options stock exercise price is $0.2635.  The stock options vest over a one-year period beginning January 1, 2020 and have a five-year term.  A total of 50,000 and 0 stock options were vested at December 31, 2020 and December 31, 2019, respectively.  None of the vested stock options have been exercised and no shares have been issued as of December 31, 2020.

For the years ended  December 31, 2020 and 2019, the Company recorded $239,478 and $95,566, respectively, of share-based compensation expense related to the stock options. The unrecognized compensation expense as of December 31, 2020 was approximately $650,000 for non-vested share-based awards to be recognized over periods of approximately three to seven years.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the year ended December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Exercise Price	$1.645-3.30	$0.026-1.039
Dividend Yield	0%	0%
Expected Volatility	162%-181%	133%-146%
Risk-free Interest Rate	0.19%-0.43%	1.61%-1.70%
Expected Life	1- 2.7 years	2.0-7.17years

The following table summarizes the changes in the Company’s outstanding stock options during the years ended December 31, 2020 and 2019:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2018	53,368	$0.1497 – 8.31	2.32 Years	$0.2761	$-
Options Granted	2,381,239	$0.26341-1.0393	9.00 Years	$0.2960	$5,238,080
Options Exercised	-	-
Options Cancelled	(45,100)	$0.1497		$0.1497
Options Expired	(8,268)	$0.2328-8.31	9.00 Years	$0.9678
Balance at December 31, 2019	2,381,239	$0.2634 – 1.039	9.00 Years	$0.2761	$5,238,080

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,239	$0.2634-1.039	9.00 Years	$0.2761	$5,238,080
Options Granted	236,894	$0.2635–3.300	1.84 Years	$2.6661	$67,265
Options Exercised	(45,906)	$1.039
Options Cancelled	-	-
Options Expired	-	-
Balance at December 31, 2020	2,572,227	$0.26342–3.300	7.45 Years	$0.4999	$6,302,277

Exercisable at December 31, 2019	539,847	$0.2634–1.03938	8.2 Years	$0.4	$1,129,786
Exercisable at December 31, 2020	1,252,474	$0.26342–3.300	7.4 Years	$0.3165	$3,299,006

Executive Stock Options

The Company has 2,521,922 outstanding executive stock options exercisable at $0.26341 to $3.30 per share with a weighted average remaining contractual life of  7.5 years as of December 31, 2020 and 2,285,028 outstanding executive stock options exercisable at $0.26341 per share with a weighted average remaining contractual life of 9 years as of December 31, 2019.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s directors, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2635 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 24,053 and 0 stock options were vested as of December 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2020.

On October 25, 2019, the Company granted Nick Noceti, the  Company’s former Chief Financial Officer, options to acquire 24,053 shares of the Company’s common stock under its 2019 Equity Incentive Plan. The stock options have an exercise price of $0.2635 and vest quarterly over a two-year period commencing January 1, 2020. The stock options have a five-year term. A total of  12,026 and 0 stock options were vested as of  December 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2020.

On October 25, 2019, the Company entered into an Employment Agreement with Kevin Moore to serve as the Company’s Chief Executive Officer. Under the terms of the agreement, the Company granted Kevin Moore stock options under its 2019 Equity Compensation Plan to acquire 1,058,328 shares of its common stock at an exercise price of $0.2635. The stock options vest in 36 equal monthly installments of 29,398 shares during the three-year term of his Employment Agreement. A total of411,572 and 58,796 stock options were vested as of December 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2020 or December 31, 2019.

On October 25, 2019, the Company entered into an Employment Agreement with David Gandini to serve as the Company’s Chief Revenue Officer. Under the terms of the agreement, the Company granted David Gandini stock options under its 2019 Equity Compensation Plan to acquire 721,588 shares of its common stock at an exercise price of $0.2635. The stock options vest in 36 equal monthly installments of 20,044 shares during the three-year term of his Employment Agreement. David Gandini was also granted an aggregate of 240,529 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 40,090 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term.  A total of 521,146 and 240,521 stock options were vested as of December 31, 2020 and December 31, 2019, respectively. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2020 or December 31, 2019.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased office space under a long-term operating lease that expired in June 2019. The Company leased the same office space on a month-to-month basis until December 31, 2019. On October 15, 2019, the Company entered into a short-term lease agreement that is between $2,800 - $2,900 per month and ended on October 31, 2020. The lease has been renewed for another twelve months under the same general terms and conditions.   The Company also leases an office space for $1,300 per month on a short-term (month to month) basis through a related party that terminates at any time.  Rent expense under office leases, including CAM charges, was $63,978 and $64,679 for the years ended December 31, 2020 and 2019, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 2020.  As of December 31, 2020, the Company has accrued $11,164 plus accrued interest of approximately $1,000.  In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

We currently have one outstanding judgment against us involving a past employee of the Company. The matter is under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We currently owe approximately $28,786 plus accrued interest of approximately $53,000, which has been accrued as of December 31, 2020 to our ex-employee for unpaid wages under these Orders.  On March 8, 2021 we received an Acknowledgement of Satisfaction of Judgement-Full by the California Court that the judgement has been settled with a payment of approximately $83,000 including accrued interest.  In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 15. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

For the years ended December 31, 2020 and 2019, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $13,346,000 that will be carried forward and can be used through the year 2040 to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

At December 31, 2020 and 2019, the Company has net operating loss carry forwards of approximately $13,346,000 and $9,634,000, respectively, that may be offset against future taxable income, if any. These carry-forwards are subject to review by the Internal Revenue Service. As of December 31, 2020 and 2019, the deferred tax asset of approximately $2,830,000 and $1,832,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2020 and 2019 was approximately $998,000 and $187,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2020 and 2019. The Company has not filed its tax returns for the years ended 2012 through 2020; however, management believes there are no taxes due as of December 31, 2020 and 2019.

The Company includes interest and penalties arising from the underpayment of income taxes in general and administrative expense in the consolidated statements of operations.

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Income tax benefit attributable to:
Net loss	$(29,982,222)	$(1,249,032)
Permanent differences	1,830,697	313,778
Valuation allowance	28,151,525	935,254
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows on December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Deferred tax asset attributable to:
Net operating loss carry forward	$2,163,000	$1,832,000
Valuation allowance	(2,163,000)	(1,832,000)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Deferred tax asset attributable to:
Net operating loss carry forward	$667,000	$482,000
Valuation allowance	(667,000)	(482,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,304,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2020 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2021, which is the date the consolidated financial statements were available to be issued.

On January 6, 2021, the Company issued 43,169 shares of its common stock to SOBR Safe, LLC in full satisfaction of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares.

On January 15, 2021, the Company initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $3.00 per share (“Secured Debentures”), and a warrant to purchase 25,000 shares of the Company’s common stock (the “Debenture Warrants”). The Secured Debentures will mature 24 months after issuance. The Secured Debentures will not be redeemable but contain an automatic conversion feature.  Interest on the Secured Debentures will accrue at a rate of 12% per annum, beginning on the date we have access to the investor’s funds.  At the date of their investment in the Offering, investors may elect to have the interest due under the Secured Debenture paid in cash monthly or have the interest accrue and be payable on the maturity date of the Secured Debenture.  For investors that elect to accrue the interest due under the Secured Debenture, the interest will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The Secured Debentures will be convertible at any time, and from time to time, by the holder beginning on the date of issuance, into shares of our common stock. The Secured Debentures will be convertible at $3.00 per share (the “Conversion Price”); provided, however, that the right of conversion will be limited by the terms of the Secured Debentures to the extent necessary to ensure that each Secured Debenture holder will never beneficially own more than 4.9% of our class of common stock at any one time while any portion of the holder’s Secured Debenture remains outstanding.  The repayment of the Secured Debentures will be secured by the Company’s patent and patent applications.  The Debenture Warrants will be exercisable at any time, and from time to time, beginning six months after issuance and expiring two years after issuance, into shares at an exercise price of $3.00 per share.  The Debenture Warrants contain a repurchase right by the Company.  The shares underlying the Secured Debentures and Debenture Warrants will have registration rights.    Units may be purchased in increments of $50,000, with the minimum investment being one Unit for $50,000.  The Offering will be made on a continuous basis until 5:00 p.m. on March 31, 2021, which may be extended one-time by our Board of Directors until April 30, 2021 (the “Termination Date”), unless earlier terminated or canceled. There will be no closing of the Offering until a minimum of $500,000 is raised (the “Minimum Offering”). After an initial closing is held, offers to purchase Units will be aggregated for subsequent closings to be held on a monthly basis until the maximum of $2,000,000 has been raised or until the Termination Date, whichever is earlier.  The Offering may be canceled by the Company at any time and will in any event be canceled if no closing has occurred before the Termination Date. In the event the offer to purchase Units is rejected or the Offering is canceled, then the amounts remitted will be promptly returned without interest or deduction.

As of the date of this report the Company has received $1,100,000 of Offering proceeds.

