Form 10-Q
period 2021-03-31
SOBR Safe, Inc.
filed 2021-05-17
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2021, there were 25,981,203 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021		December 31, 2020
	(Unaudited)		(Audited)

ASSETS

Current assets
Cash	$694,061		$232,842
Due from related party	2,792		-
Prepaid expenses	140,581		115,230
Total current assets	837,434		348,072

SOBR Safe Intellectual Technology, net of accumulated amortization of $321,220 and $224,854 at March 31, 2021 and December 31, 2020, respectively	3,533,455		3,629,821

Other assets	8,680		8,680
Total Assets	$4,379,569		$3,986,573

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$166,625		$101,308
Accrued expenses	282,466		313,032
Accrued interest payable	91,494		134,444
Related party payables	36,157		28,624
Common stock subscriptions payable	283,877		253,688
Current portion notes payable - related parties	41,810		11,810
Current portion notes payable - non-related parties	79,183		79,183
Total current liabilities	981,612		922,089

Notes payable -related parties-less current portion
* Includes unamortized debt discount and beneficial conversion feature related to detached warrants and convertible notes of $484,658 and none at March 31, 2021 and December 31, 2020, respectively	15,342	*	-
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount and beneficial conversion feature related to detached warrants and convertible notes of $592,328 and none at March 31, 2021 and December 31, 2020, respectively	32,672	*	25,000

Total Liabilities	1,029,626		947,089
Stockholders' Equity
Preferred stock, $0.00001 par value; 19,300,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 25,965,203 and 25,922,034 shares issued and outstanding as of March 31, 2021 and
December 31, 2020, respectively	260		260
Additional paid-in capital	54,006,867		52,693,974
Accumulated deficit	(50,603,560)		(49,601,220)
Total SOBR Safe, Inc. stockholders' equity	3,403,567		3,093,014
Noncontrolling interest	(53,624)		(53,530)

Total Stockholders' Equity	3,349,943		3,039,484

Total Liabilities and Stockholders' Equity	$4,379,569		$3,986,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31,	March 31,
	2021	2020
Revenues	$-	$-

Operating expenses:
General and administrative	263,083	64,124
Stock-based compensation expense	18,690	41,302
Management salaries and consulting fees	513,778	256,198
Research and development	171,463	67,710
Total operating expenses	967,014	429,334

Loss from operations	(967,014)	(429,334)

Other income (expense):
Gain on extinguishment of debt, net	-	28,568
Loss on fair value adjustment - derivatives	-	(700)
Interest expense	(25,878)	(48,234)
Amortization of interest - beneficial conversion feature	(9,542)	(174)
Total other expense, net	(35,420)	(20,540)

Loss before provision for income taxes	(1,002,434)	(449,874)

Provision for income taxes	-	-

Net loss	(1,002,434)	(449,874)
Net (income) loss attributable to
noncontrolling interest	94	(149)

Net loss attributable to SOBR Safe, Inc.	$(1,002,340)	$(450,023)

Basic and diluted loss per common share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	25,962,325	7,638,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							Stockholders'
	Common Stock		Preferred Stock				Equity		Total
		Amount		Amount	Additional		(Deficit)		Stockholders'
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	SOBR Safe, Inc.	Noncontrolling Interest	Equity (Deficit)

Balances at January 1, 2020	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	601	-	-	-	20,800	-	20,800	-	20,800
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued to settle related party payables	214,883	2	-	-	493,072	-	493,074	-	493,074
Common stock issued to settle accounts payable and accrued expenses	38,323	-	-	-	92,385	-	92,385	-	92,385
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Paid-in capital - fair value of stock options vested	-	-	-	-	39,450	-	39,450	-	39,450
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - gain on related party payables conversion	-	-	-	-	221,557	-	221,557	-	221,557
Paid-in capital - loss on related party debt extinguishment	-	-	-	-	116,893	-	116,893	-	116,893
Paid-in capital - beneficial conversion feature	-	-	-	-	174	-	174	-	174
Net loss for the period	-	-	-	-	-	(450,023)	(450,023)	149	(449,874)
Balances at March 31, 2020	7,880,084	$78	-	$-	$18,139,221	$(19,961,191)	$(1,821,892)	$(53,261)	$(1,875,153)

Balances at January 1, 2021	25,922,034	$260	-	$-	$52,693,974	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	43,169	-	-	-	107,880	-	107,880	-	107,880
Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	105,013	-	105,013	-	105,013
Paid-in capital - fair value of stock warrants granted	-	-	-	-	619,381	-	619,381	-	619,381
Paid-in capital - beneficial conversion feature	-	-	-	-	480,619	-	480,619	-	480,619
Net loss for the period	-	-	-	-	-	(1,002,340)	(1,002,340)	(94)	(1,002,434)
Balances at March 31, 2021	25,965,203	$260	-	$-	$54,006,867	$(50,603,560)	$3,403,567	$(53,624)	$3,349,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2021	2020

Operating Activities:
Net loss	$(1,002,434)	$(449,874)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	96,366	-
Gain on extinguishment of debt, net	-	(28,568)
Change in fair value of derivative liability	-	700
Amortization of interest - beneficial conversion feature	9,542	174
Stock warrants expense	13,472	8,656
Stock options expense	105,013	39,450
Stock-based compensation expense	18,690	41,302
Changes in assets and liabilities:
Due from related party	(2,792)	-
Prepaid expenses	5,559	1,578
Accounts payable	65,317	88,209
Accrued expenses	(30,566)	(33,228)
Accrued interest payable	(42,950)	10,807
Related party payables	7,533	1,670
Stock subscriptions payable	88,469	15,256

Net cash used in operating activities	(668,781)	(303,868)

Financing Activities:
Proceeds from notes payable - related parties	530,000	-
Proceeds from notes payable - non-related parties	600,000	-
Proceeds from offering of preferred stock - related parties	-	22,000
Net cash provided by financing activities	1,130,000	22,000

Net Change In Cash	461,219	(281,868)

Cash At The Beginning Of The Period	232,842	681,759

Cash At The End Of The Period	$694,061	$399,891

Schedule Of Non-Cash Investing And Financing Activities:

Prepaid expenses with common shares	$49,600	$-

Issuance of common stock for prior year accrued dividends	$107,880	$-

Intrinsic value-beneficial conversion feature	$480,619	$-

Relative fair value of stock warrants granted	$619,381	$-

Gain on related party payables converted to capital	$-	$221,557

Accounts payable and accrued expenses converted to capital	$-	$92,385

Related party payables converted to capital	$-	$493,074

Related party debt converted to capital after exercise of cashless stock warrants	$-	$65,728

Related party debt converted to capital	$-	$826,964

Non-related party debt converted to capital	$-	$166,526

Gain on related party debt converted to capital	$-	$124,291

Shares issued for cash received in prior years	$-	$20,800

Supplemental Disclosure:

Cash paid for interest	$57,378	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc. (“SOBR Safe”), formerly TransBiotec, Inc., was incorporated as Imagine Media LTD. in August 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011, TransBiotec was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec after the share exchange. The consolidated financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of SOBR Safe and TransBiotec - CA from September 19, 2011 forward. SOBR Safe and TransBiotec - CA are hereinafter referred to collectively as the “Company” or “We”. The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2021 and December 31, 2020, and results of operations and cash flows for the three month periods ended March 31, 2021 and 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived assets, the intellectual technology, the valuation of the derivative liabilities, beneficial conversion feature expenses, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at March 31, 2021 and December 31, 2020. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 “Share-based Compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes options pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid common stock dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $171,463 and $67,710 during the three month periods ended March 31, 2021 and 2020, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $26,242 and $0 during the three month periods ended March 31, 2021 and 2020, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2021 and December 31, 2020 as these have been offset by a 100% valuation allowance.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts at each institution are insured by the FDIC up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At March 31, 2021 and December 31, 2020, the Company had $481,374 and $0 in excess of the FDIC insured limit, respectively.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

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

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, amendments the guidance in ASU No. 2017-08, (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which addresses multiple call dates of a callable debt security. This amendment is effective for public business entities, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is not permitted. The Company evaluated the adoption of ASU 2020-08 guidance and determined no effects on the Company’s financial position, results of operations and cash flows.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entitiy’s Own Equity (Subtpoic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company’s financial position, results of operations and cash flows.

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

As of March 31, 2021, the Company has an accumulated deficit of approximately $51,000,000. During the three months ended March 31, 2021, the Company also experienced negative cash flows from operating activities of approximately $669,000. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern. On January 15, 2021, the Company initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $3.00 per share, and a Warrant to purchase 25,000 shares of the Company’s common stock at $3.00 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance . The Offering will be made on a continuous basis until March 31, 2021, which may be extended one-time by our Board of Directors. There will be no closing of the Offering until a minimum of $500,000 is raised. After an initial closing is held, offers to purchase Units will be aggregated for subsequent closings to be held on a monthly basis until the maximum of $2,000,000 has been raised or until the Termination Date, whichever is earlier. The Offering may be canceled by the Company at any time. As of March 31, 2021, the Company has received $1,100,000 of the Offering amount (see Note 7) and as of the date of this report the Company has subsequently received an additional $155,000 of the Offering amount.

We will need additional funds beyond the money raised in this Offering, even if the maximum Offering is met. As a result, we are planning on additional financings in the future.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before March 31, 2021. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of March 31, 2021.

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

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2021	2020
Consulting service	$93,170	$111,860
Rent	45,467	-
Insurance	1,944	3,370
Prepaid expenses	$140,581	$115,230

During 2020, the Company entered into two consulting agreements for marketing services. The Company has to issue a total of 87,500 of its common shares valued at $142,714 under the terms of the agreements. On February 26, 2021, the Company entered into a new lease agreement for its office facility for a 12 month term beginning March 1, 2021. In addition to monthly base rent of $6,000, the agreement requires the issuance on 16,000 shares of its common stock valued at $49,600. As of March 31, 2021 and December 31, 2020, the share value of $192,314 and $142,714, respectively, is included in common stock subscriptions payable as the shares had not been issued. Stock-based compensation expense for the three month periods ended March 31, 2021 and 2020 includes approximately $19,000 and none, respectively, for these agreements.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe Intellectual Technology	$3,854,675	$321,220	$3,533,455	10

Amortization expense for the three month period ended March 31, 2021 and 2020 was $96,366 and none, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

Estimated future amortization expense for device technology intangible assets is as follows:

2022	2023	2024	2025	2026	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,606,120

NOTE 6. RELATED PARTY TRANSACTIONS

On July 1, 2015, the Company amended a December 3, 2014 note payable agreement with Lanphere Law Group, a related party and shareholder, which forgave $108,000 of a note payable’s principal balance. This debt forgiveness decreased the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015. The note was converted to common stock during the three months ended March 31, 2020.

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

On February 12, 2021, the Company entered into a note payable agreement with David Gandini, an officer and shareholder, under which Mr. Gandini advanced the Company $30,000 for working capital purposes. The unsecured note carried interest at 0% and was paid in April 2021.

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 320,000 warrants issued resulting from the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. The warrant exercise price is $0.50 per share. We paid $88,469 during the three month period ended March 31, 2021 to settle an outstanding judgement (see Note 13) against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement. We will issue 176,938 shares of our common stock for the $88,469 we received from IDTEC to pay the settlement. As the shares had not been issued by March 31, 2021, the amount received from IDTEC is included in the common stock subscriptions payable balance at March 31, 2021.

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 7) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $100,000 to a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 250,000 shares of the Company’s common stock at $3 per share.

NOTE 7. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	March 31, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$500,000	$-
Conventional Non-Convertible Notes Payable	41,810	11,810
Unamortized Debt Discount	(484,658)	-
Net Related Party Notes Payable	$57,152	$11,810
Current Portion	(41,810)	(11,810)
Net Long-Term Portion	$15,342	$-

Total interest expense for related party notes was $3,847 and $30,705 for the three month period ended March 31, 2021 and 2020, respectively.

Related Party Convertible Notes Payable with Warrants

The Company has eight convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $500,000 as of March 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance.  However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ.  The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $212,219 is amortized over the life of the convertible notes payable.  The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $6,361 for the three month period ended March 31, 2021.   As of March 31, 2021 these notes carry outstanding warrants of 250,000.  The relative fair market value of the related stock warrants granted during the three month period ended March 31, 2021 and 2020 was $287,781 and none, respectively.  The unamortized discount at March 31, 2021 and December 31, 2020 is $278,800 and none, respectively. Stock warrants amortization expense recorded as interest expense was $8,981 for the three month period ended March 31, 2021.

Related Party Non-convertible Notes Payable

The Company has two and one non-convertible notes payable to related parties that have a principal balance of $41,810 and $11,810 as of March 31, 2021 and December 31, 2020, respectively. These notes carry interest rates at 0%. The outstanding note payable with a balance of $11,810 as of March 31, 2021 had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable consist of the following:

	March 31, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$600,000	$-
Convertible Notes Payable	56,683	56,683
Conventional Non-Convertible Notes Payable	42,500	42,500
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Debt Discount	(592,328)	-
Net Non-Related Party Notes Payable	$111,855	$104,183
Current Portion	(79,183)	(79,183)
Net Long-Term Portion	$32,672	$25,000

Total interest expense for non-related party notes was $5,141 and $6,123 for the three month periods ended March 31, 2021 and 2020, respectively.

Convertible Notes Payable with Warrants

The Company has eight convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $600,000 as of March 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance.  However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ.  The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $268,400 is amortized over the life of the convertible notes payable.  The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $3,181 for the three month period ended March 31, 2021.  As of March 31, 2021, these notes carry outstanding warrants of 300,000. The relative fair market value of the related stock warrants granted during the three month period ended March 31, 2021 and 2020 was $331,600 and none, respectively.  The unamortized discount at March 31, 2021 and December 31, 2020 was $327,109 and none, respectively. Stock warrants amortization expense recorded as interest expense was $4,491 for the three month period ended March 31, 2021.

Convertible Notes Payable

The Company has three convertible notes payable to non-related parties that have a principal balance of $56,683 as of March 31, 2021 and December 31, 2020. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from 2/19/2013 – 3/06/2022. Two of the three notes are currently in default. These notes carry conversion prices ranging from $1.99- $10.7619 per share. The Company evaluated these convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized prior to 2020.

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

During the three months ended March 31, 2020, the Company entered into a non-related party convertible note payable agreement to convert a high interest rate convertible non-related party note payable with a principal balance of $25,000 and accrued interest due of $22,500 to a non-related party convertible note payable of $47,500 that accrues interest at 5%. The note conversion rate is $2 per common share. The Company recorded a loss on non-related party debt extinguishment of $11,697.

Non-convertible Notes Payable

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $42,500 as of March 31, 2021 and December 31, 2020. These notes carry interest rates ranging from 5% - 10% and have due dates ranging from 12/25/2013 - 6/06/2022. Two of the three notes are currently in default.

Notes Payable with Warrants

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 as of March 31, 2021 and December 31, 2020. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

NOTE 8. DERIVATIVE LIABILITY

In 2019, the Company borrowed $70,000 under convertible promissory notes agreement from an unrelated party that are due upon demand. The notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the note agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15, Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivatives for the notes were carried on the Company’s balance sheet at fair value. The derivative liability was marked to market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The Company fair valued the embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.13%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The notes were not converted and deemed paid in full at the closing of the Transaction on June 5, 2020. The principal amounts of these notes were settled and transferred to the APA Note and a loss on debt extinguishment of $273,462 was recognized during the year ended December 31, 2020. The fair value of the embedded derivative recorded on the balance sheet as a liability was none at December 31, 2020. Utilizing level 3 inputs, the Company recorded a fair market value loss of none and $700 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9. STOCK SUBSCRIPTIONS PAYABLE

The Company has common stock subscriptions payable due to related parties of $91,613 payable with 193,856 of its common shares at March 31, 2021. The Company has common stock subscriptions payable due to related parties of $111,024 payable with 60,087 of its common shares at December 31, 2020.

The Company has common stock subscriptions payable due to non-related parties of $192,264 payable with 103,500 of its common shares at March 31, 2021. The Company has common stock subscriptions payable due to non-related parties of $142,664 payable with 87,500 of its common shares at December 31, 2020.

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the three months ended March 31, 2020 consist of the following:

The Company issued 601 shares of its common stock for compensation for services rendered.

The Company issued 454,097 shares of its common stock for the conversion of $65,728 of related parties’ debt from $0.1530 to $0.13304 per share pursuant to terms of the convertible promissory notes. 454,097 stock warrants were settled along with the related party debt.

The Company issued 214,883 shares of its common stock for the settlement of related party payables of $714,700. A related party gain of approximately $222,000 was recorded as additional paid-in capital from the stock issuance.

The Company issued 38,323 shares of its common stock for the settlement of accounts payables and accrued expenses of approximately $127,000. The Company recorded a net gain of approximately $27,000 from the stock issuance.

The Company issued 648,739 shares of its common stock to related parties for the conversion of $622,004 of debt from $0.9146 to $3.326 per share. The Company recorded $143,660 of loss on debt extinguishment and a related party gain of $124,291 as additional paid in-capital as a result of the stock issuance.

The Company issued 70,448 shares of its common stock to non-related parties for the conversion of $65,391 of debt at $3.326 per share. The Company recorded $41,665 of loss resulting from the stock issuance.

The Company’s common stock transactions for the three months ended March 31, 2021 consist of the following:

The Company issued 43,169 shares of its common stock to SOBR Safe, LLC, an entity controlled by a beneficial owner of the Company, in full satisfaction of $107,880 of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares, see Note 11.

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred Stock. In each calendar year, the holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred Stock simultaneously. Dividends on the Series A Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred Stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred Stock to shares of common stock can occur unless the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $1.67. The shares of Series A Convertible Preferred Stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred Stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

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

On December 7, 2020, we sent a Notice of Automatic Conversion and Calculation of Dividend Shares to SOBR SAFE notifying them that under the terms governing the shares of Series A-1 Convertible Preferred Stock the 2,700,000 shares of Series A-1 Convertible Preferred Stock owned by SOBR SAFE automatically converted into 2,700,000 shares of our common stock. In addition, as a result of the conversion of the Series A-1 Convertible Preferred Stock we owed SOBR SAFE accrued dividends totaling $107,880, which we could pay in cash or in shares of our common stock based on the price of common stock on the applicable dividend dates. Our management and Board of Directors elected to pay SOBR SAFE the accrued dividends in shares of our common stock, which were issued in January 2021.

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

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”), an entity controlled by a beneficial owner of the Company. FCV set up a special purpose vehicle (“SPV”) or SOBR SAFE, LLC, an entity controlled by a beneficial owner of the Company, that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at March 31, 2021 and December 31, 2020 are 144,317 and 144,317, respectively.

On March 3rd and 31st, 2021, the Company issued through the Offering convertible notes payable with warrants (see Note 7) to purchase up to 550,000 shares of our common stock at an exercise price of $3.00 per share. The warrants expire two years after the date of issuance.

The total outstanding balance of all non-employee stock warrants in the Company is 957,379 and 584,317 at March 31, 2021 and December 31 2020, respectively. There were 550,000 non-employee detached free-standing stock warrants granted during the three month period ended March 31, 2021 and 0 non-employee detached free-standing stock warrants granted during the three month period ended March 31, 2020. The fair value of these non-employee stock warrants granted during the three month periods ended March 31, 2021 and 2020 totaled $619,381 and $0, respectively, and were determined using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2021	March 31, 2020
Exercise Price	$3.00	-
Dividend Yield	0%	-
Volatility	158%	-
Risk-free Interest Rate	0.14%	-
Life of Warrants	2 Years	-

The following table summarizes the changes in the Company’s outstanding warrants during the three month period ended March 31, 2021 and 2020, and as of March 31, 2021 and 2020:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304 – 1.039375	3.97 Years	$0.3607	$1,276,870
Warrants Granted	-
Warrants Exercised	(454,097)	$0.13304 - 0.15299		$0.1451
Warrants Expired	-
Balance at March 31, 2020	144,317	$1.039375	2.70 Years	$1.039375	$18,000

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	584,317	$0.50 – 2.00	3.80 Years	$0.9413	$1,173,737
Warrants Granted	550,000	$3.00	1.96 Years	$3.00	$66,000
Warrants Exercised	(176,938)	$0.50		$0.50
Warrants Expired	-
Balance at March 31, 2021	957,379	$0.50 – 3.00	2.52 Years	$2.2055	$875,493

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective. The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of March 31, 2021 and December 31, 2020, the Company has granted stock options to acquire 2,521,921 shares of common stock under the plan. As of March 31, 2021, the plan has 1,376,118 vested shares and 1,145,803 non-vested shares. As of December 31, 2020, the plan had 1,202,724 vested shares and 1,319,197 non-vested shares. As of March 31, 2021 and December 31, 2020 the plan has options available to be issued of 1,326,546. The stock options are held by our officers, directors, employees, and certain key consultants.

In total for the three months ended March 31, 2021 and 2020, the Company recorded $105,013 and $39,450 respectively, of share-based compensation expense related to the stock options. The unrecognized compensation expense as of March 31, 2021 was approximately $564,000 for non-vested share-based awards to be recognized over periods of approximately one to seven years.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the three month period ended March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
Exercise Price	-	$0.2634
Dividend Yield	-	0%
Expected Volatility	-	171%
Risk-free Interest Rate	-	0.43%
Expected Life	-	2.2 years

The following table summarizes the changes in the Company’s outstanding stock options during the three month period ended March 31, 2021 and 2020, and as of March 31, 2021 and 2020:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,239	$0.2634-1.039	8.86 Years	$0.2948	$5,238,080
Options Granted	20,144	$0.26341	2.96 Years	$0.2627	$18,144
Options Exercised	-
Options Cancelled	-
Options Expired	-
Balance at March 31, 2020	2,401,383	$0.2634 – 1.039	8.57 Years	$0.2945	$2,088,224

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,572,227	$0.2634 – 3.300	7.45 Years	$0.4999	$6,302,277
Options Granted	-
Options Exercised	-
Options Cancelled	-
Options Expired	-
Balance at March 31, 2021	2,572,227	$0.2634 – 3.300	7.21 Years	$0.4999	$6,739,385

Exercisable at December 31, 2020	1,253,030	$0.2634 – 3.300	7.4 Years	$0.3165	$3,299,765
Exercisable at March 31, 2021	1,426,424	$0.2634 – 3.300	7.12 Years	$0.3488	$3,952,883

Executive Stock Options

The Company has 1,146,325 and 981,771 outstanding executive stock options exercisable at $0.2634 to $2.97 per share as of March 31, 2021 and December 31, 2020, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 15, 2019, the Company entered into a short-term lease agreement that is between $2,800 - $2,900 per month and ended on October 31, 2020. The lease has been renewed for another twelve months under the same general terms and conditions.  The lease was subsequently canceled to accommodate additional space, and a new lease was executed February 26, 2021, effective for a 12 month term beginning March 1, 2021.  The lease requires monthly base rent payments of $6,000 and the issuance of 16,000 shares of the Company’s common stock.  The value of the common stock of $49,600 is amortized to rent expense on a monthly basis over the lease term.  As of March 31, 2021, the stock has not yet been issued (see Notes 4 and 9).  The stock was subsequently issued after March 31, 2021.  The Company also leases an office space for approximately $1,800 per month on a short-term (month to month) basis through a related party that terminates at any time.  Rent expense under office leases, including CAM charges, was $25,396 and $14,147 for the three month period ended March 31, 2021 and 2020, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of the date of this report. As of March 31, 2021 and December 31, 2020, the Company has accrued $11,164 plus accrued interest of approximately $17,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

We had one outstanding judgment against us involving a past employee of the Company. The matter was under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We owed $28,786 plus accrued interest of approximately $53,000, which had been accrued as of December 31, 2020, to our ex-employee for unpaid wages under these Orders. On March 8, 2021 we received an Acknowledgement of Satisfaction of Judgement-Full by the California Court that the judgement has been settled with a payment of approximately $85,000 including accrued interest through settlement date and legal fees of approximately $3,000. IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amounts for us in exchange for shares of our common stock.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 17, 2021, which is the date the condensed consolidated financial statements were available to be issued, and has determined that there are no other material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Our corporate offices are located at 885 Arapahoe Road, Boulder, CO 80302, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three months ended March 31, 2021.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Summary of Results of Operations

	Three Months Ended March 31,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	263,083	64,124
Stock-based compensation expense	18,690	41,302
Management salaries and consulting fees	513,778	256,198
Research and development	171,463	67,710
Total operating expenses	967,014	429,334

Operating loss	(967,014)	(429,334)

Other income (expense):
Gain on extinguishment of debt, net	-	28,568
Loss on fair value adjustment – derivatives	-	(700)
Interest expense	(25,878)	(48,234)
Amortization of interest – beneficial conversion feature	(9,542)	(174)
Total other expense, net	(35,420)	(20,540)

Net loss	$(1,002,434)	$(449,874)

Operating Loss; Net Loss

Our net loss increased by $552,560 from $449,874 to $1,002,434, from the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2021. Our operating loss increased by $537,680, from $429,334 to $967,014 for the same periods. The change in our net loss for the three months ended March 31, 2021, compared to the prior year period, is primarily a result of increases in our general and administrative expenses, management salaries and consulting fees, and research and development, all of which are primarily related to our increased operations and management team in connection with the closing of the transaction with IDTEC. The increases were partially offset by decreases in our stock-based compensation expense and our interest expense.  The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the second or third quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $198,959, from $64,124 for the three month period ended March 31, 2020 to $263,083 for the three month period ended March 31, 2021, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense decreased by $22,612, to $18,690 for the three months ended March 31, 2021, compared to $41,302 for the three months ended March 31, 2020. The stock-based compensation expense for both years was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $257,580, to $513,778 for the three months ended March 31, 2021, compared to $256,198 for the three months ended March 31, 2020. The management salaries and consulting fees in both years were related to salaries and fees paid to our management and consultants, which includes our new management team we hired in connection with the transaction with IDTEC.

Research and Development

Research and development was $171,463 for the three months ended March 31, 2021, compared to $67,710 for the three months ended March 31, 2020. The increase in research and development was due to the ramp up of expenses to develop our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology, as we prepare to commercialize the device in the near future.

Gain on Extinguishment of Debt, Net

Gain on extinguishment of debt, net was $0 for the three months ended March 31, 2021, compared to $28,568 for the three months ended March 31, 2020. This decrease was due to us converting several notes payable into shares of our common stock during the three months ended March 31, 2020, but none during the three months ended March 31, 2021.

Interest Expense

Interest expense decreased by $22,356, from $48,234 for the three-month period ended March 31, 2020 to $25,878 for the three-month period ended March 31, 2021. For both periods these amounts are largely due to the interest on outstanding debt. The decrease between the two periods is largely related to the fact that during the latter part of 2020 we converted many of the instruments that we were paying interest in early 2020.

Amortization of Interest – Beneficial Conversion Feature

During the three months ended March 31, 2021, we had amortization of interest – beneficial conversion feature expense of $9,542 compared to $174 during the three months ended March 31, 2020. The expenses for both periods were related to the amortized discount on convertible non-related party notes payable.

Liquidity and Capital Resources for Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Introduction

During the three months ended March 31, 2021 and 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2021 is $694,061 and our monthly cash flow burn rate is approximately $125,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2021 and as of December 31, 2020, respectively, are as follows:

	March 31, 2021	December 31, 2020	Change

Cash	$694,061	$232,842	$461,219
Total Current Assets	$837,434	$348,072	$489,362
Total Assets	$4,379,569	$3,986,573	$392,996
Total Current Liabilities	$981,612	$922,089	$59,523
Total Liabilities	$1,029,626	$947,089	$82,537

Our current assets increased as of March 31, 2021, as compared to December 31, 2020, primarily due to us having more cash on hand at March 31, 2021. The increase in our total assets between the two periods is also primarily related to us having more cash on hand at March 31, 2021 compared to December 31, 2020.

Our current liabilities increased as of March 31, 2021, as compared to December 31, 2020. This increase was primarily due to increases in accounts payable, related party payables, common stock subscription payable, and current portion notes payable – related party, partially offset by decreases in accrued expenses and accrued interest payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used for operating activities of $668,781 for the three-month period ended March 31, 2021, as compared to net cash used for operating activities of $303,868 for the three-month period ended March 31, 2020. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of $1,002,434, offset by amortization of $96,366, amortization of interest – beneficial conversion feature of $9,542, stock warrants expense of $13,472, stock options expense of $105,013, and stock-based compensation expense of $18,690, and changes in our assets and liabilities of due from related party of ($2,792), prepaid expenses of $5,559, accounts payable of $65,317, accrued expenses of ($30,566), accrued interest payable of ($42,950), related party payables of $7,533, and stock subscription payable of $88,469. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $449,874 and gain on debt extinguishment, net of $28,568, offset by stock-based compensation expense of $41,302, stock options expense of $39,450, stock warrants expense of $8,656, amortization of interest – beneficial conversion feature of $174, and change in fair value of derivative liability of $700, and changes in our accounts payable of $88,209, accrued expenses of ($33,228), accrued interest payable of $10,807, related party payables of $1,670, stock subscriptions payable of $15,256, and prepaid expenses of $1,578.

Investments

We had no cash provided by or used for investing activities during the three-month period ended March 31, 2021 or March 31, 2020.

Financing

Our net cash provided by financing activities for the three-month period ended March 31, 2021 was $1,130,000, compared to $22,000 for the three-month period ended March 31, 2020. For the three-month period ended March 31, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $600,000 and proceeds from notes payable – related parties of $530,000. For the three-month period ended March 31, 2020, our net cash from financing activities consisted of proceeds from offering of preferred stock of $22,000.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of May 2021. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

We had one outstanding judgment against us involving a past employee of the Company. The matter was under the purview of the State of California, Franchise Tax Board, Industrial Health and Safety Collections. We owed approximately $28,786 plus accrued interest of approximately $53,000 to our ex-employee for unpaid wages under these Orders. On March 8, 2021, we received an Acknowledgement of Satisfaction of Judgement-Full by the California Court notifying us that the judgement has been settled with a payment of approximately $85,000 including the accrued interest owed through settlement date and legal fees of approximately $3,000. IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock acquired through the exercise of a warrant held by IDTEC, LLC.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021 we issued the following unregistered securities:

In March 2021, in connection with a $2M securities offering under Rule 506 of Regulation D, we issued convertible promissory notes totaling $1,100,000 to sixteen non-affiliated investors. The notes mature two years from the date of issuance, carry an interest rate of 12% per annum, and can be converted into shares of our common stock at $3.00 per share. The investors were also issued warrants to acquire an aggregate of 550,000 shares of our common stock at an exercise price of $3.00 per share, which expire two years from the date of issuance. The issuance of the shares was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The investors are accredited investors and there was no solicitation.

On March 30, 2021, we received notification from IDTEC, LLC that it was exercising a portion of the 320,000 warrants issued resulting from the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. The warrant exercise price is $0.50 per share. The exercise of the warrant was related to our payment of $88,469 to settle an outstanding judgement against us which was considered as a non-permitted liability under the Post-Closing Covenant Agreement and, therefore, the responsibility of IDTEC under the Agreement. We will issue 176,938 shares of our common stock for the $88,469 we received from IDTEC to pay the settlement. As the shares had not been issued by March 31, 2021, the amount received from IDTEC is included in the common stock subscriptions payable balance at March 31, 2021. The issuance of the shares will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2021 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2021 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2021 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2021 this note was in default.

On March 14, 2014, we borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of March 31, 2021 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2021 this note was in default.

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

Regulation D Offering

From March 2021 through April 30, 2021, in connection with a $2M securities offering under Rule 506 of Regulation D, we have issued convertible promissory notes totaling $1,255,000 to 19 non-affiliated investors, and one affiliate investor – Mr. Ford Fay, one of our Directors. The notes mature two years from the date of issuance, carry an interest rate of 12% per annum, and can be converted into shares of our common stock at $3.00 per share. The investors were also issued warrants to acquire an aggregate of 627,500 shares of our common stock at an exercise price of $3.00 per share, which expire two years from the date of issuance. The offering has been extended through May 31, 2021.

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

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16 (11)	Advisory Agreement with Steven Beabout dated October 9, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7) Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8) Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

(9) Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Commission on May 26, 2020

(10) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(11) Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the Commission on March 31, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: May 17, 2021		/s/ Kevin Moore
	By:	Kevin Moore
	Its:	Chief Executive Officer and Principal Executive Officer

