Form 10-Q
period 2021-06-30
SOBR Safe, Inc.
filed 2021-08-16
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53316

SOBR Safe, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

885 Arapahoe Avenue Boulder, CO	80302
(Address of principal executive offices)	(Zip Code)

(844) 762-7723

Registrant’s telephone number, including area code

_______________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2021, there were 25,981,203 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR Safe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021		December 31, 2020
	(Unaudited)		(Audited)

ASSETS

Current assets
Cash	$609,526		$232,842
Prepaid expenses	41,622		115,230
Total current assets	651,148		348,072

SOBR Safe Intellectual Technology, net of accumulated amortization of $417,586 and $224,854 at June 30, 2021 and December 31, 2020, respectively	3,437,089		3,629,821

Other assets	8,680		8,680
Total Assets	$4,096,917		$3,986,573

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$216,117		$101,308
Accrued expenses	299,688		313,032
Accrued interest payable	134,227		134,444
Related party payables	18,504		28,624
Common stock subscriptions payable	209,354		253,688
Current portion notes payable - related parties	11,810		11,810
Current portion notes payable - non-related parties	104,183		79,183
Total current liabilities	993,883		922,089

Notes payable -related parties-less current portion
* Includes unamortized debt discount and beneficial conversion feature related to detached warrants and convertible notes of $897,603 and none at June 30, 2021 and December 31, 2020, respectively	102,397	*	-
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount and beneficial conversion feature related to detached warrants and convertible notes of $901,121 and none at June 30, 2021 and December 31, 2020, respectively	103,879	*	25,000

Total Liabilities	1,200,159		947,089
Stockholders' Equity
Preferred stock, $0.00001 par value; 19,300,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	-		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 25,981,203 and 25,922,034 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	260		260
Additional paid-in capital	55,096,399		52,693,974
Accumulated deficit	(52,146,273)		(49,601,220)
Total SOBR Safe, Inc. stockholders' equity	2,950,386		3,093,014
Noncontrolling interest	(53,628)		(53,530)

Total Stockholders' Equity	2,896,758		3,039,484

Total Liabilities and Stockholders' Equity	$4,096,917		$3,986,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	295,966	177,915	559,049	276,107
Stock-based compensation expense	168,375	-	187,065	41,302
Management salaries and consulting fees	535,815	461,864	1,049,593	683,993
Research and development	314,532	89,570	485,995	157,280
Asset impairment adjustment	-	25,320,555	-	25,320,555
Total operating expenses	1,314,688	26,049,904	2,281,702	26,479,237

Loss from operations	(1,314,688)	(26,049,904)	(2,281,702)	(26,479,237)

Other income (expense):
Loss on extinguishment of debt, net	-	(297,711)	-	(269,144)
Gain on fair value adjustment - derivatives	-	61,350	-	60,650
Interest expense	(146,028)	(17,397)	(171,906)	(65,631)
Amortization of interest - beneficial conversion features	(82,001)	(1,407,501)	(91,543)	(1,407,675)
Total other expense, net	(228,029)	(1,661,259)	(263,449)	(1,681,800)

Loss before provision for income taxes	(1,542,717)	(27,711,163)	(2,545,151)	(28,161,037)

Provision for income taxes	-	-	-	-

Net loss	(1,542,717)	(27,711,163)	(2,545,151)	(28,161,037)
Net loss attributable to noncontrolling interest	4	199	98	50

Net loss attributable to SOBR Safe, Inc.	$(1,542,713)	$(27,710,964)	$(2,545,053)	$(28,160,987)

Basic and diluted loss per common share	$(0.06)	$(2.45)	$(0.10)	$(2.97)

Weighted average number of common shares outstanding	25,978,390	11,330,815	25,970,402	9,484,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders' Equity		Total
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Additional Paid-in Capital	Accumulated Deficit	(Deficit)SOBR Safe, Inc.	Noncontrolling Interest	Stockholders' Equity (Deficit)

Balances at January 1, 2020	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	601	-	-	-	20,800	-	20,800	-	20,800
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued to settle related party payables	214,883	2	-	-	493,072	-	493,074	-	493,074
Common stock issued to settle accounts payable and accrued expenses	38,323	-	-	-	92,385	-	92,385	-	92,385
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Paid-in capital - fair value of stock options vested	-	-	-	-	39,450	-	39,450	-
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - gain on related party payables conversion	-	-	-	-	221,557	-	221,557	-	221,557
Paid-in capital - loss on debt extinguishment	-	-	-	-	116,893	-	116,893	-	116,893
Paid-in capital - beneficial conversion feature	-	-	-	-	174	-	174	-	174
Net loss for the period	-	-	-	-	-	(450,023)	(450,023)	149	(449,874)
Balances at March 31, 2020	7,880,084	$78	-	$-	$18,139,221	$(19,961,191)	$(1,821,892)	$(53,261)	$(1,875,153)

Common stock issued to settle accounts payable and accrued expenses	121,072	2	-	-	173,290	-	173,292	-	173,292
Common stock issued to settle related party payables	45,268	1	-	-	86,739	-	86,740	-	86,740
Common stock issued for asset purchase	12,000,000	120	-	-	27,119,880	-	27,120,000	-	27,120,000
Paid-in capital - beneficial conversion feature	-	-	-	-	1,407,501	-	1,407,501	-	1,407,501
Paid-in capital - fair value of stock warrants granted	-	-	-	-	695,454	-	695,454	-	695,454
Paid-in capital - gain on related party payables conversion	-	-	-	-	50,741	-	50,741	-	50,741
Paid-in capital - loss on extinguishment of convertible notes	-	-	-	-	273,462	-	273,462	-	273,462
Paid-in capital - fair value of stock options vested	-	-	-	-	257,482	-	257,482	-	257,482
Net loss for the period	-	-	-	-	-	(27,710,964)	(27,710,964)	(199)	(27,711,163)
Balances at June 30, 2020	20,046,424	$201	-	$-	$48,203,770	$(47,672,155)	$531,816	$(53,460)	$478,356

Balances at January 1, 2021	25,922,034	$260	-	$-	$52,693,974	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	43,169	-	-	-	107,880	-	107,880	-	107,880
Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	105,013	-	105,013	-	105,013
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	619,381	-	619,381	-	619,381
Paid-in capital - beneficial conversion feature	-	-	-	-	480,619	-	480,619	-	480,619
Net loss for the period	-	-	-	-	-	(1,002,340)	(1,002,340)	(94)	(1,002,434)
Balances at March 31, 2021	25,965,203	$260	-	$-	$54,006,867	$(50,603,560)	$3,403,567	$(53,624)	$3,349,943

Common stock issued for facility lease	16,000	-	-	-	49,600	-	49,600	-	49,600
Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	138,010	-	138,010	-	138,010
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	473,327	-	473,327	-	473,327
Paid-in capital - beneficial conversion feature	-	-	-	-	428,595	-	428,595	-	428,595
Net loss for the period	-	-	-	-	-	(1,542,713)	(1,542,713)	(4)	(1,542,717)
Balances at June 30, 2021	25,981,203	$260	-	$-	$55,096,399	$(52,146,273)	$2,950,386	$(53,628)	$2,896,758

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	June 30,
	2021	2020

Operating Activities:
Net loss	$(2,545,151)	$(28,161,037)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	192,732	33,227
Loss on debt extinguishment, net	-	269,144
Change in fair value of derivative liability	-	(60,650)
Amortization of interest - beneficial conversion feature	91,543	1,407,675
Amortization of interest	111,655	8,656
Stock options expense	140,726	296,932
Stock-based compensation expense	187,065	41,302
Asset impairment adjustment	-	25,320,555
Changes in assets and liabilities:
Due from related party	-	(6,446)
Prepaid expenses	13,517	(434)
Other assets	-	(8,680)
Accounts payable	114,809	123,736
Accrued expenses	(13,344)	39,644
Accrued interest payable	(217)	(47,675)
Related party payables	(10,120)	(21,740)
Common stock subscriptions payable	88,469	-

Net cash used in operating activities	(1,628,316)	(765,791)

Financing Activities:
Proceeds from notes payable - related parties	1,030,000	-
Repayments of notes payable - related parties	(30,000)	-
Proceeds from notes payable - non-related parties	1,005,000	41,665
Proceeds from offering of preferred stock - related parties	-	770,000
Net cash provided by financing activities	2,005,000	811,665

Net Change In Cash	376,684	45,874

Cash At The Beginning Of The Period	232,842	681,759

Cash At The End Of The Period	$609,526	$727,633

Schedule Of Non-Cash Investing And Financing Activities:

Prepaid expenses with common shares	$49,600	$-

Issuance of common stock for prior year accrued dividends	$107,880	$-

Intrinsic value-beneficial conversion feature	$909,214	$1,407,501

Relative fair value of stock warrants granted	$1,092,708	$-

Gain on related party payables converted to capital	$-	$272,299

Accounts payable and accrued expenses converted to capital	$-	$265,677

Related party payables converted to capital	$-	$579,814

Related party debt converted to capital after exercise of cashless stock warrants	$-	$65,728

Related party debt converted to capital	$-	$826,964

Non-related party debt converted to capital	$-	$166,526

Gain on related party debt converted to capital	$-	$124,291

Shares issued for cash received in prior years	$-	$20,800

Issuance of common stock, stock warrants and convertible note for asset purchase	$-	$29,222,955

Supplemental Disclosure:

Cash paid for interest	$62,491	$765

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2021 and December 31, 2020, and results of operations and cash flows for the three and six month periods ended June 30, 2021 and 2020.

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

June 30, 2021

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2021 and December 31, 2020. Cash held by escrow agent related to Offering proceeds is readily available to the Company with no restrictions, see Note 2.

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

June 30, 2021

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at June 30, 2021 and December 31, 2020. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $485,995 and $157,280 during the six month periods ended June 30, 2021 and 2020, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $59,500 and $34,973 during the six month periods ended June 30, 2021 and 2020, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2021 and December 31, 2020 as these have been offset by a 100% valuation allowance.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts at each institution are insured by the FDIC up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At June 30, 2021 and December 31, 2020, the Company had no amounts in excess of the FDIC insured limits.

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

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs, amendments the guidance in ASU No. 2017-08, (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which addresses multiple call dates of a callable debt security.  This amendment is effective for public business entities, for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is not permitted.  The Company evaluated the adoption of ASU 2020-08 guidance and determined no effects on the Company's financial position, results of operations and cash flows.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entitiy’s Own Equity (Subtpoic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options.  This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company's financial position, results of operations and cash flows.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Correction of Error

While preparing financial statements for periods in 2021, the Company discovered an error in the statement of operations for the year ended December 31, 2020.  The error related to the presentation of the loss on disposal of property and equipment and asset impairment adjustment in accordance with ASC 360-10-45.

Loss on disposal of property and equipment and asset impairment adjustment of $39,434 and $25,320,555, respectively, were presented as other income/expense-net, instead of as operating expenses.  As a result, loss from operations for the year ended December 31, 2020, was understated by $25,359,989 and other income/expenses-net was overstated by the same amount.  The errors had no affect on the net loss or net loss per share for the year ended December 31, 2020.

As a result of this correction, the statement of operations for the three and six month periods ended June 30, 2020 in the accompanying financial statements has been retroactively restated.

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

As of June 30, 2021, the Company has an accumulated deficit of approximately $52,146,000. During the six months ended June 30, 2021, the Company also experienced negative cash flows from operating activities of approximately $1,628,000 It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern. On January 15, 2021, the Company initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $3 per share, and a Warrant to purchase 25,000 shares of the Company’s common stock at $3 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance . The Offering closed on May 31, 2021 and raised $2,005,000, see Note 7. As of June 30, 2021, the Company has received $1,505,000 of the Offering proceeds, of which $500,000 is readily available in the cash escrow account.

We will need additional funds beyond the money raised in this Offering. As a result, we are planning on additional financings in the future.

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

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before June 30, 2021. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of June 30, 2021.

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

June 30, 2021

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

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2021	December 31, 2020

Consulting service	$-	$111,860
Rent	33,067	-
Insurance	8,555	3,370
Prepaid expenses	$41,622	$115,230

On February 26, 2021, the Company entered into a new lease agreement for its office facility for a 12-month term beginning March 1, 2021.  In addition to monthly base rent of $6,000, the agreement requires the issuance on 16,000 shares of its common stock valued at $49,600, all of which has been issued as of June 30, 2021.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)

SOBR Safe Intellectual Technology	$3,854,675	$417,586	$3,437,089	10

Amortization expense for the six-month period ended June 30, 2021 and 2020 was $192,732 and 32,122, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

Estimated future amortization expense for device technology intangible assets is as follows:

2022	2023	2024	2025	2026	Thereafter

$385,467	$385,467	$385,467	$385,467	$385,467	$1,509,754

NOTE 6. RELATED PARTY TRANSACTIONS

On July 1, 2015, the Company amended a December 3, 2014, note payable agreement with Lanphere Law Group, a related party and  shareholder, which forgave $108,000 of a note payable’s principal balance. This debt forgiveness decreased the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date to December 2, 2015. The note was converted to common stock during the three months ended March 31, 2020.

On March 8, 2017, Lanphere Law Group irrevocably elected to exercise warrants in order to acquire 969,601 shares of the Company’s common stock in exchange for an aggregate exercise price of $112,871, which was used for the deduction of $74,672 of principal and $38,199 of accrued interest related to the December 3, 2014, note payable agreement with Lanphere Law Group. The forgiveness of the note payable principal of $74,672 was recorded to equity and the $38,199 of related accrued interest was also recorded to equity. The principal balance of the note after the debt deduction was $31,662. On January 3, 2020, the note payable principal balance of $31,662 was converted to 9,520 common shares at a per share price of $3.326.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

On January 3, 2020, the Company entered into a Debt Conversion and Common Stock Purchase Plan with Michael Lanphere, a beneficial owner of the Company, under which he agreed to exercise warrants and the Company agreed to issue 454,097 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere under two promissory notes. Mr. Lanphere’s option to acquire the shares was under the terms of certain Loan Agreement with Promissory Note and Stock Fees agreements entered into with the Company and Mr. Lanphere on April 17, 2019 and July 17, 2019. The amount of the debt reduction, and therefore the purchase price of the shares, was approximately $66,000 which was used for the deduction of related party notes payable principal of  approximately $66,000. 180,397 common shares were issued on January 3, 2020, at an effective conversion price of $0.133 and 273,700 common shares were issued on January 3, 2020 at an effective conversion price of $0.153. After this exercise, Lanphere Law Group owns no warrants for shares of our common stock.

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

June 30, 2021

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

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 320,000 warrants issued resulting from the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC.  The warrant exercise price is $0.50 per share.  With the proceeds of the exercise we paid $88,469 during the six-month period ended June 30, 2021 to settle an outstanding judgement (see Note 13) against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement.  We will issue 176,938 shares of our common stock for the $88,469 we received from IDTEC to pay the settlement.   As the shares had not been issued by June 30, 2021, the amount received from IDTEC is included in the common stock subscriptions payable balance at June 30, 2021.

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 7) totaling $450,000 to existing shareholders holding a direct or indirect interest in the Company and $100,000 to a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 275,000 shares of the Company’s common stock at $3 per share.

On May 31, 2021, the Company issued convertible notes payable (see Note 7) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company’s officer. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 225,000 shares of the Company’s common stock at $3 per share.

NOTE 7. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	June 30, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$1,000,000	$-
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(897,603)	-
Net Related Party Notes Payable	$114,207	$11,810
Current Portion	(11,810)	(11,810)
Net Long-Term Portion	$102,397	$-

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Total interest expense for related party notes was $24,904 and $42,161 for the six month period ended June 30, 2021 and 2020, respectively.

Related Party Convertible Notes Payable with Warrants

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $1,000,000 as of June 30, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock. Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $46,155 for the six-month period ended June 30, 2021. As of June 30, 2021, these notes carry outstanding warrants of 500,000. The relative fair market value of the related stock warrants granted during the six-month period ended June 30, 2021 and 2020 was $551,001 and none, respectively. The unamortized discount at June 30, 2021 and December 31, 2020 is $494,759 and none, respectively. Stock warrants amortization expense recorded as interest expense was $56,242 for the six-month period ended June 30, 2021.

Related Party Convertible Notes Payable

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

Related Party Non-convertible Notes Payable

The Company has one non-convertible note payable to a related party that has a principal balance of  $11,810 as of June 30, 2021 and December 31, 2020. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NON-RELATED PARTIES

Non-related party notes payable consist of the following:

	June 30, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$1,005,000	$-
Convertible Notes Payable	56,683	56,683
Conventional Non-Convertible Notes Payable	42,500	42,500
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Debt Discount	(901,121)	-
Net Non-Related Party Notes Payable	$208,062	$104,183
Current Portion	(104,183)	(79,183)
Net Long-Term Portion	$103,879	$25,000

Total interest expense for non-related party notes was $31,614 and $10,885 for the six-month periods ended June 30, 2021 and 2020, respectively.

Convertible Notes Payable with Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $1,005,000 as of June 30, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock. Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable. The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $45,388 for the six-month period ended June 30, 2021. As of June 30, 2021, these notes carry outstanding warrants of 502,500. The relative fair market value of the related stock warrants granted during the six-month period ended June 30, 2021 and 2020 was $541,707 and none, respectively. The unamortized discount at June 30, 2021 and December 31, 2020 was $486,294 and none, respectively. Stock warrants amortization expense recorded as interest expense was $55,413 for the six-month period ended June 30, 2021.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Convertible Notes Payable

The Company has three convertible notes payable to non-related parties that have a principal balance of $56,683 as of  June 30, 2021 and December 31, 2020. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from 2/19/2013 – 3/06/2022. Two of the three notes are currently in default. These notes carry conversion prices ranging from $1.99- $10.7619 per share.  The Company evaluated these convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized prior to 2020.

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

Non-convertible Notes Payable

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $42,500 as of June 30, 2021, and December 31, 2020. These notes carry interest rates ranging from  5% - 10% and have due dates ranging from 12/25/2013 - 6/06/2022. Two of the three notes are currently in default.

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

Notes Payable with Warrants

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 as of  June 30, 2021 and December 31, 2020. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default.  The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The embedded derivatives for the notes were carried on the Company’s balance sheet at fair value. The derivative liability was marked to market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The Company fair valued the embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.13%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The notes were not converted and deemed paid in full at the closing of the Transaction on June 5, 2020. The principal amounts of these notes were settled and transferred to the APA Note and a loss on debt extinguishment of $273,462 was recognized during the year ended December 31, 2020.  The fair value of the embedded derivative recorded on the balance sheet as a liability was none at December 31, 2020.  Utilizing level 3 inputs, the Company recorded a fair market value gain of none and $60,650 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 9.  STOCK SUBSCRIPTIONS PAYABLE

The Company has common stock subscriptions payable due to related parties of $91,613 payable with 193,856 of its common shares at June 30, 2021.  The Company has common stock subscriptions payable due to related parties of $111,024 payable with 60,087 of its common shares at December 31, 2020.

The Company has common stock subscriptions payable due to non-related parties of $117,741 payable with 87,500 of its common shares at June 30, 2021 and December 31,2020.

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the six months ended June 30, 2020, consist of the following:

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

June 30, 2021

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

The Company agreed to convert 121,072 shares of its common stock at values between $0.5821 to $1.039 per share to non-related parties in exchange for their agreement to settle payable balances of $91,464 owed to them. The conversion was in full satisfaction of all outstanding amounts owed. The Company recorded a non-related party loss of $81,867 as other expense in the consolidated statements of operations.

The Company issued 45,268 shares of its common stock to related parties in exchange for their agreement to settle  related party accounts payable of $137,496 owed to them. The shares were issued at a value of $86,739 and recorded a related party gain of $50,741 to additional paid-in-capital.

The Company issued 12,000,000 shares of its common stock valued at $2.26 as result of the Transaction with IDTEC (see Note 3).

The Company’s common stock transactions for the six months ended June 30, 2021, consist of the following:

The Company issued 43,169 shares of its common stock to SOBR Safe, LLC, an entity controlled by a beneficial owner of the Company, in full satisfaction of $107,880 of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares, see Note 11.

The Company issued 16,000 shares of its common stock valued at $49,600 to its landlord under the terms of a lease agreement expiring in February 2022.  The amount has been recorded as prepaid expense and amortized monthly over the lease term as general and administrative expense in the consolidated statement of operations.

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

June 30, 2021

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

On May 7, 2020, the Company amended a Convertible Preferred Stock Investment Agreement  granting the exclusive right to SOBR SAFE to purchase up to 2,700,000 shares of Series A-1 Convertible Preferred Stock.

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

NOTE 12.  STOCK WARRANTS AND STOCK OPTIONS

Stock Warrants

The Company accounts for employee stock options and stock warrants under ASC 718 and ASC 505, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black-Scholes pricing model. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”), an entity controlled by a beneficial owner of the Company. FCV set up a special purpose vehicle (“SPV”) or SOBR SAFE, LLC, an entity controlled by a beneficial owner of the Company,  that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at June 30, 2021 and December 31, 2020 are 144,317.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

On May 4, 2020, the Company entered into an agreement with a vendor to provide investor relations services.  Under the terms of the agreement, we issued warrants to purchase up to 120,000 shares of our common stock at an exercise price of $2.00 per share. The warrants expire five years after the date of issuance. Approximately $220,000 of expense was recognized for the warrants issued for the services provide by the vendor.

On June 5, 2020, at closing of the Transaction, the Company entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement under which we issued warrants to IDTEC to purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share. The warrants expire five years after the date of issuance.

During March, April and May 2021, the Company issued through the Offering convertible notes payable with warrants, see Note 7, to purchase up to 1,002,500 shares of our common stock at an exercise price of $3 per share. The warrants expire two years after the date of issuance.

The total outstanding balance of all stock warrants in the Company is 1,409,879 and 584,317 at June 30, 2021 and December 31 2020, respectively. There were 1,002,500 detached free-standing stock warrants granted during the six-month period ended June 30, 2021, and 320,000  detached free-standing stock warrants granted during the six month period ended June 30, 2020. The fair value of these non-employee stock warrants granted during the six-month periods ended June 30, 2021 and 2020 totaled $1,092,708 and $695,454, respectively, and were determined using the Black-Scholes option pricing model based on the following assumptions:

	June 30, 2021	June 30, 2020
Exercise Price	$3.00	$0.50
Dividend Yield	0%	0%
Volatility	158%	153%
Risk-free Interest Rate	0.14%-0.16%	0.29%
Life of Warrants	2 Years	5 Years

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

The following table summarizes the changes in the Company’s outstanding warrants during the six-month period ended June 30, 2021 and 2020, and as of June 30, 2021 and 2020:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304 –1.039375	3.97 Years	$0.3607	$1,276,870
Warrants Granted	320,000	$0.50	4.93Years	$0.50	$768,000
Warrants Exercised	(454,097)	$0.13304 - 0.15299		$0.1451
Warrants Expired	-
Balance at June 30, 2020	464,317	$0.50- 1.039375	4.16 Years	$0.66765	$1,036,521

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	584,317	$0.50 – 2.00	3.80 Years	$0.9413	$1,173,737
Warrants Granted	1,002,500	$3.00	1.79 Years	$3.00	$952,375
Warrants Exercised	(176,938)	$0.50		$0.50
Warrants Expired	-
Balance at June 30, 2021	1,409,879	$0.50 – 3.00	2.15 Years	$2.4605	$2,099,993

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective. The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of  June 30, 2021 and December 31, 2020, the Company has granted stock options to acquire 2,909,422 and 2,521,921 shares of common stock under the plan, respectively. As of June 30, 2021, the plan has 1,600,986 vested shares and 1,308,436 non-vested shares. As of December 31, 2020, the plan had 1,202,724 vested shares and 1,319,197 non-vested shares. As of June 30, 2021 and December 31, 2020 the plan has options available to be issued of 939,045 and 1,326,546, respectively.  The stock options are held by our officers, directors, employees, and certain key consultants.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

In total for the six months ended June 30, 2021 and 2020, the Company recorded $243,023 and $296,932, respectively, of share-based compensation expense related to stock options and restricted stock units. The unrecognized compensation expense as of June 30, 2021, was approximately $1,325,000 for non-vested share-based awards to be recognized over periods of approximately one to seven years.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the six-month period ended June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Exercise Price	$2.77 - $3.38	$2.00
Dividend Yield	0%	0%
Expected Volatility	152% - 158%	153%
Risk-free Interest Rate	0.27% - 0.34%	0.29%
Expected Life	2 - 5 years	5 years

The following table summarizes the changes in the Company’s outstanding stock options during the six-month period ended June 30, 2021 and 2020, and as of June 30, 2021 and 2020:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,239	$0.2634-1.039	8.86 Years	$0.2948	$5,238,080
Options Granted	140,000	$0.26341-2.00	4.54 Years	$1.7504	$160,732
Options Exercised	-
Options Cancelled	-
Options Expired	-
Balance at June 30, 2020	2,521,239	$0.2634 – 2.00	8.15 Years	$0.3170	$6,512,360

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,572,227	$0.2634– 3.300	7.45 Years	$0.4999	$6,302,277
Options Granted	387,500	$2.772 – 3.377	2.94 Years	$3.2854	$257,540
Options Exercised	-
Options Cancelled	-
Options Expired	-
Balance at June 30, 2021	2,959,727	$0.2634 – 3.377	6.43 Years	$0.8646	$9,132,060

Exercisable at December 31, 2020	1,253,030	$0.2634 – 3.300	7.4 Years	$0.3165	$3,299,765
Exercisable at June 30, 2021	1,651,291	$0.2634 – 3.377	6.78 Years	$0.4540	$5,772,880

Executive Stock Options

The Company has 1,328,230 and 981,771 outstanding executive stock options exercisable at $0.2634 to $3.38 per share as of  June 30, 2021, and December 31, 2020, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 15, 2019, the Company entered into a short-term lease agreement that is between $2,800 - $2,900 per month and ended on October 31, 2020. The lease has been renewed for another twelve months under the same general terms and conditions.  The lease was subsequently canceled to accommodate additional space, and a new lease was executed February 26, 2021, effective for a 12-month term beginning March 1, 2021.  The lease requires monthly base rent payments of $6,000 and the issuance of 16,000 shares of the Company’s common stock.  The value of the common stock of $49,600 is amortized to rent expense on a monthly basis over the lease term.  The Company also leases an office space for approximately $1,800 per month on a short-term (month to month) basis through a related party that terminates at any time.  Rent expense under office leases, including CAM charges, was $65,197 and $42,348 for the six-month period ended June 30, 2021 and 2020, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of the date of this report.  As of June 30, 2021, and December 31, 2020, the Company has accrued $11,164 plus accrued interest of approximately $17,000.  In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 16, 2021, which is the date the condensed consolidated financial statements were available to be issued, and has determined that there are no other material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

In advance of closing the Transaction, IDTEC and a few other affiliated parties (i) loaned funds directly to us, (ii) spent funds for the general costs related to the transaction, and/or (iii) spent funds to further develop and enhance the current SOBR product. As a result of closing the transaction, all the funds spent by IDTEC for any reason related to the transaction were turned into a convertible promissory note. The note totaled approximately $1,500,000 at closing, carry a simple interest rate of 10% per annum, are due upon demand, and may be convertible into shares of our common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The promissory note is due on demand of the holder. The repayment of this promissory note is secured by a first priority security lien or security interest in our patents, trademarks, tradenames and other intellectual property described in Exhibit A of the promissory note. The convertible promissory notes we issued are in the form attached hereto as Exhibit 10.13.

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

Our corporate offices are located at 885 Arapahoe Avenue, Boulder, CO 80302, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and

o	analyzes our financial condition and the results of our operations for the three and six months ended June 30, 2021.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Summary of Results of Operations

	Three Months Ended June 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	295,966	177,915
Stock-based compensation expense	168,375	-
Management salaries and consulting fees	535,815	461,864
Research and development	314,532	89,570
Asset impairment adjustment	-	25,320,555
Total operating expenses	1,314,688	26,049,904

Operating loss	(1,314,688)	(26,049,904)

Other income (expense):
Loss on extinguishment of debt, net	-	(297,711)
Gain on fair value adjustment – derivatives	-	61,350
Interest expense	(146,028)	(17,397)
Amortization of interest – beneficial conversion feature	(82,001)	(1,407,501)
Total other expense, net	(228,029)	(1,661,259)

Net loss	$(1,542,717)	$(27,711,163)

The asset impairment adjustment classified as an operating expense herein was previously reported as other expense, net. As a result, the operating loss previously reported for the three month period ended June 30, 2020 was understated by $25,320,555 and total other expenses, net was overstated by the same amount. The error had no effect on the net loss for the three month period ended June 30, 2020.

Operating Loss; Net Loss

Our net loss decreased by $26,168,446 from $27,711,163 to $1,542,717, from the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2021. Our operating loss decreased by $24,735,216, from $26,049,904 to $1,314,688 for the same periods. The change in our net loss and operating loss for the three months ended June 30, 2021, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the quarter ended June 30, 2020, partially offset by increases in general and administrative expenses, stock-based compensation expense, management salaries and consulting fees, and research in development, all of which are primarily related to our increased operations during the quarter ended June 30, 2021 compared to June 30, 2020. The increases were partially offset by decreases in our stock-based compensation expense and our interest expense. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the third quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $118,051, from $177,915 for the three month period ended June 30, 2020 to $295,966 for the three month period ended June 30, 2021, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense of $168,375 for the three months ended June 30, 2021, compared to $0 for the three months ended June 30, 2020. The stock-based compensation expense in 2021 was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $73,951, to $535,815 for the three months ended June 30, 2021, compared to $461,864 for the three months ended June 30, 2020. The management salaries and consulting fees in both years were related to salaries and fees paid to our management and consultants.

Research and Development

Research and development increased by $224,962, to $314,532 for the three months ended June 30, 2021, compared to $89,570 for the three months ended June 30, 2020. The increase in research and development was due to the ramp up of expenses to develop our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology, as we prepare to commercialize the device in the near future.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the three months ended June 30, 2020. We did not have an asset impairment adjustment in the three months ended June 30, 2021. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, the agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the three months ended June 30, 2020, we impaired the value of the robotic assets we received in the transaction.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $0 for the three months ended June 30, 2021, compared to $297,711 for the three months ended June 30, 2020. This decrease was due to us converting several notes payable into shares of our common stock during the three months ended June 30, 2020, but none during the three months ended June 30, 2021.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $0 for the three months ended June 30, 2021, compared to $61,350 for the three months ended June 30, 2020. For the period in 2020 the amount is related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument is tied to the price of our common stock.

Interest Expense

Interest expense increased by $128,631, from $17,397 for the three-month period ended June 30, 2020 to $146,028 for the three-month period ended June 30, 2021. For both periods these amounts are largely due to the interest on outstanding debt. The increase between the two periods is largely related to the fact that we had more outstanding debt during the three months ended June 30, 2021 compared to the same period in 2020.

Amortization of Interest – Beneficial Conversion Feature

During the three months ended June 30, 2021, we had amortization of interest – beneficial conversion feature expense of $82,001 compared to $1,407,501 during the three months ended June 30, 2020. The expenses for both periods were related to the amortized discount on convertible notes payable.

Results of Operations for Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Summary of Results of Operations

	Six Months Ended June 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	559,049	276,107
Stock-based compensation expense	187,065	41,302
Management salaries and consulting fees	1,049,593	683,993
Research and development	485,995	157,280
Asset impairment adjustment	-	25,320,555
Total operating expenses	2,281,702	26,479,237

Operating loss	(2,281,702)	(26,479,237)

Other income (expense):
Loss on extinguishment of debt, net	-	(269,144)
Gain on fair value adjustment – derivatives	-	60,650
Interest expense	(171,906)	(65,631)
Amortization of interest – beneficial conversion feature	(91,543)	(1,407,675)
Total other expense, net	(263,449)	(1,681,800)

Net loss	$(2,545,151)	$(28,160,987)

The asset impairment adjustment classified as an operating expense herein was previously reported as other expense, net. As a result, the operating loss previously reported for the six month period ended June 30, 2020 was understated by $25,320,555 and total other expenses, net was overstated by the same amount. The error had no effect on the net loss for the six month period ended June 30, 2020.

Operating Loss; Net Loss

Our net loss decreased by $25,615,836 from $28,160,987 to $2,545,151, from the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2021. Our operating loss decreased by $24,197,535, from $26,479,237 to $2,281,702 for the same periods. The change in our net loss and operating loss for the six months ended June 30, 2021, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the quarter ended June 30, 2020, partially offset by increases in general and administrative expenses, stock-based compensation expense, management salaries and consulting fees, and research in development, all of which are primarily related to our increased operations during the quarter ended June 30, 2021 compared to June 30, 2020. The increases were partially offset by decreases in our stock-based compensation expense and our interest expense. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the third quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $282,942, from $276,107 for the six month period ended June 30, 2020 to $559,049 for the six month period ended June 30, 2021, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense of $187,065 for the six months ended June 30, 2021, compared to $41,302 for the six months ended June 30, 2020. The stock-based compensation expense for both periods was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $365,600, to $1,049,593 for the six months ended June 30, 2021, compared to $683,993 for the six months ended June 30, 2020. The management salaries and consulting fees in both years were related to salaries and fees paid to our management and consultants.

Research and Development

Research and development increased by $328,715, to $485,995 for the six months ended June 30, 2021, compared to $157,280 for the six months ended June 30, 2020. The increase in research and development was due to the ramp up of expenses to develop our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology, as we prepare to commercialize the device in the near future.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the six months ended June 30, 2020. We did not have an asset impairment adjustment in the six months ended June 30, 2021. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, the agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the six months ended June 30, 2020, we impaired the value of the robotic assets we received in the transaction.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $0 for the six months ended June 30, 2021, compared to $269,144 for the six months ended June 30, 2020. This decrease was due to us converting several notes payable into shares of our common stock during the six months ended June 30, 2020, but none during the six months ended June 30, 2021.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $0 for the six months ended June 30, 2021, compared to $60,650 for the six months ended June 30, 2020. For the period in 2020 the amount is related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument is tied to the price of our common stock.

Interest Expense

Interest expense increased by $106,275, from $65,631 for the six-month period ended June 30, 2020 to $171,906 for the six-month period ended June 30, 2021. For both periods these amounts are largely due to the interest on outstanding debt. The increase between the two periods is largely related to the fact that we had more outstanding debt during the six months ended June 30, 2021 compared to the same period in 2020.

Amortization of Interest – Beneficial Conversion Feature

During the six months ended June 30, 2021, we had amortization of interest – beneficial conversion feature expense of $91,543 compared to $1,407,675 during the six months ended June 30, 2020. The expenses for both periods were related to the amortized discount on convertible notes payable.

Liquidity and Capital Resources for Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Introduction

During the six months ended June 30, 2021 and 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2021 is $609,526 and our monthly cash flow burn rate is approximately $200,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2021 and as of December 31, 2020, respectively, are as follows:

	June 30, 2021	December 31, 2020	Change

Cash	$609,526	$232,842	$376,684
Total Current Assets	$651,148	$348,072	$303,076
Total Assets	$4,096,917	$3,986,573	$110,344
Total Current Liabilities	$993,883	$922,089	$71,794
Total Liabilities	$1,200,159	$947,089	$253,070

Our current assets increased as of June 30, 2021, as compared to December 31, 2020, primarily due to us having more cash on hand at June 30, 2021, as a result of debt issued during the six months ended June 30, 2021. The increase in our total assets between the two periods is also primarily related to us having more cash on hand at June 30, 2021 compared to December 31, 2020.

Our current liabilities increased as of June 30, 2021, as compared to December 31, 2020. This increase was primarily due to increases in accounts payable and current portion notes payable – non-related parties, partially offset by decreases in accrued expenses, related party payables, and common stock subscriptions payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,628,316 for the six-month period ended June 30, 2021, as compared to net cash used for operating activities of $765,791 for the six-month period ended June 30, 2020. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of $2,545,151, offset by amortization of $192,732, amortization of interest – beneficial conversion feature of $91,543, stock warrants expense of $111,655, stock options expense of $140,726, and stock-based compensation expense of $187,065, and changes in our assets and liabilities of prepaid expenses of $13,517, accounts payable of $114,809, accrued expenses of ($13,344), accrued interest payable of ($217), related party payables of ($10,120), and common stock subscriptions payable of $88,469. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $28,161,037 and change in fair value of derivative liability of $60,650, offset by asset impairment adjustment of $25,320,555, loss on debt extinguishment, net of $269,144, amortization of $33,227, amortization of interest – beneficial conversion feature of $1,407,675, stock warrants expense of $8,656, stock options expense of $296,932, stock-based compensation expense of $41,302, and changes in our assets and liabilities of related party receivables of $6,446, prepaid expenses of $434, other assets of $8,680, accounts payable of $123,736, accrued expenses of $39,644, accrued interest payable of $47,675, and related party payables of $21,740.

Investments

We had no cash provided by or used for investing activities during the six-month period ended June 30, 2021 or June 30, 2020.

Financing

Our net cash provided by financing activities for the six-month period ended June 30, 2021 was $2,005,000, compared to $811,665 for the six-month period ended June 30, 2020. For the six-month period ended June 30, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $1,005,000, proceeds from notes payable – related parties of $1,030,000, and repayments of notes payable-related parties of ($30,000). For the six-month period ended June 30, 2020, our net cash from financing activities consisted of proceeds from offering of preferred stock – related parties of $770,000, and proceeds from notes payable – non-related parties of $41,665.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021 we issued the following unregistered securities:

In the second quarter of 2021, in connection with a $2M securities offering under Rule 506 of Regulation D, we issued convertible promissory notes totaling $905,000 to eleven non-affiliated investors. The notes mature two years from the date of issuance, carry an interest rate of 12% per annum, and can be converted into shares of our common stock at $3.00 per share. The investors were also issued warrants to acquire an aggregate of 452,500 shares of our common stock at an exercise price of $3.00 per share, which expire two years from the date of issuance. The issuance of the shares was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The investors are accredited investors and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of June 30, 2021 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of June 30, 2021 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of June 30, 2021 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of June 30, 2021 this note was in default.

On March 14, 2014, we borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of June 30, 2021 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of June 30, 2021 this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Regulation D Offering

From March 2021 through May 31, 2021, in connection with a $2M securities offering under Rule 506 of Regulation D, we issued convertible promissory notes totaling $2,005,000 to 27 non-affiliated investors, and one affiliate investor – Mr. Ford Fay, one of our Directors ($50,000). The notes mature two years from the date of issuance, carry an interest rate of 12% per annum, and can be converted into shares of our common stock at $3.00 per share. The investors were also issued warrants to acquire an aggregate of 1,002,500 shares of our common stock at an exercise price of $3.00 per share, which expire two years from the date of issuance.

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

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16 (11)	Advisory Agreement with Steven Beabout dated October 9, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	Inline XBRL Taxonomy Extension Schema Document.

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Commission on May 26, 2020

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(11)	Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the Commission on June 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: August 16, 2021		/s/ Kevin Moore
	By:	Kevin Moore
	Its:	Chief Executive Officer and Principal Executive Officer

