Form 10-Q
period 2021-09-30
SOBR Safe, Inc.
filed 2021-11-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

________________________________________

(Former name, address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2021, there were 25,981,203 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR Safe, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021		December 31, 2020
	(Unaudited)		(Audited)
ASSETS

Current assets
Cash	$2,185,233		$232,842
Prepaid expenses	24,899		115,230
Total current assets	2,210,132		348,072

SOBR Safe Intellectual Technology, net of accumulated amortization of $513,952 and $224,854 at September 30, 2021 and December 31, 2020, respectively	3,340,723		3,629,821

Other assets	15,826		8,680
Total Assets	$5,566,681		$3,986,573

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$706,142		$101,308
Accrued expenses	306,071		313,032
Accrued interest payable	193,177		134,444
Related party payables	29,404		28,624
Common stock subscriptions payable	228,046		253,688
Derivative liability	980,000		-
Convertible debenture payable
* Includes unamortized debt discount related to detached warrants and convertible debenture of $2,608,900 and none at September 30, 2021 and December 31, 2020, respectively	439,881	*	-
Current portion notes payable - related parties	11,810		11,810
Current portion notes payable - non-related parties	104,183		79,183
Total current liabilities	2,998,714		922,089

Notes payable -related parties-less current portion
* Includes unamortized debt discount and beneficial conversion feature related to detached warrants and convertible notes of $771,576 and none at September 30, 2021 and December 31, 2020, respectively	228,424	*	-
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount and beneficial conversion feature related to detached warrants and convertible notes of $774,850 and none at September 30, 2021 and December 31, 2020, respectively	230,150	*	25,000

Total Liabilities	3,457,288		947,089
Stockholders' Equity
Preferred stock, $0.00001 par value; 19,300,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	-		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 25,981,203 and 25,922,034 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	260		260
Additional paid-in capital	56,330,450		52,693,974
Accumulated deficit	(54,167,685)		(49,601,220)
Total SOBR Safe, Inc. stockholders' equity	2,163,025		3,093,014
Noncontrolling interest	(53,632)		(53,530)

Total Stockholders' Equity	2,109,393		3,039,484

Total Liabilities and Stockholders' Equity	$5,566,681		$3,986,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	316,329	191,589	875,378	400,127
Stock-based compensation expense	147,163	-	334,228	41,302
Management salaries and consulting fees	632,964	352,266	1,682,557	1,103,828
Research and development	566,655	152,123	1,052,650	309,403
Asset impairment adjustment	-	-	-	25,320,555
Total operating expenses	1,663,111	695,978	3,944,813	27,175,215

Loss from operations	(1,663,111)	(695,978)	(3,944,813)	(27,175,215)

Other income (expense):
Loss on extinguishment of debt, net	-	-	-	(269,144)
Gain on fair value adjustment - derivatives	-	-	-	60,650
Interest expense	(227,475)	(41,622)	(399,381)	(107,253)
Amortization of interest - conversion features	(130,830)	-	(222,373)	(1,407,675)
Total other expense, net	(358,305)	(41,622)	(621,754)	(1,723,422)

Loss before provision for income taxes	(2,021,416)	(737,600)	(4,566,567)	(28,898,637)

Provision for income taxes	-	-	-	-

Net loss	(2,021,416)	(737,600)	(4,566,567)	(28,898,637)
Net (income) loss attributable to noncontrolling interest	4	(98)	102	(48)

Net loss attributable to SOBR Safe, Inc.	(2,021,412)	(737,698)	(4,566,465)	(28,898,685)
Accrued dividends on convertible preferred stock	-	(161,880)	-	(161,880)
Net loss attributable to common stockholders	$(2,021,412)	$(899,578)	$(4,566,465)	$(29,060,565)

Basic and diluted loss per common share	$(0.08)	$(0.04)	$(0.18)	$(2.23)

Weighted average number of common shares outstanding	25,981,203	20,046,424	25,974,042	13,030,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock				Stockholders' Equity		Total
		Amount		Amount	Additional		(Deficit)		Stockholders'
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Accumulated Deficit	SOBR Safe, Inc.	Noncontrolling Interest	Equity (Deficit)

Balances at January 1, 2020	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	601	-	-	-	20,800	-	20,800	-	20,800
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued to settle related party payables	214,883	2	-	-	493,072	-	493,074	-	493,074
Common stock issued to settle accounts payable and accrued expenses	38,323	-	-	-	92,385	-	92,385	-	92,385
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Paid-in capital - fair value of stock options vested	-	-	-	-	39,450	-	39,450	-	39,450
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - gain on related party payables conversion	-	-	-	-	221,557	-	221,557	-	221,557
Paid-in capital - loss on debt extinguishment	-	-	-	-	116,893	-	116,893	-	116,893
Paid-in capital - beneficial conversion feature	-	-	-	-	174	-	174	-	174
Net loss for the period	-	-	-	-	-	(450,023)	(450,023)	149	(449,874)
Balances at March 31, 2020	7,880,084	$78	-	$-	$18,139,221	$(19,961,191)	$(1,821,892)	$(53,261)	$(1,875,153)

Common stock issued to settle accounts payable and accrued expenses	121,072	2	-	-	173,290	-	173,292	-	173,292
Common stock issued to settle related party payables	45,268	1	-	-	86,739	-	86,740	-	86,740
Common stock issued for asset purchase	12,000,000	120	-	-	27,119,880	-	27,120,000	-	27,120,000
Paid-in capital - beneficial conversion feature	-	-	-	-	1,407,501	-	1,407,501	-	1,407,501
Paid-in capital - fair value of stock warrants granted	-	-	-	-	695,454	-	695,454	-	695,454
Paid-in capital - gain on related party payables conversion	-	-	-	-	50,741	-	50,741	-	50,741
Paid-in capital - loss on extinguishment of convertible notes	-	-	-	-	273,462	-	273,462	-	273,462
Paid-in capital - fair value of stock options vested	-	-	-	-	257,482	-	257,482	-	257,482
Net loss for the period	-	-	-	-	-	(27,710,964)	(27,710,964)	(199)	(27,711,163)
Balances at June 30, 2020	20,046,424	$201	-	$-	$48,203,770	$(47,672,155)	$531,816	$(53,460)	$478,356

Paid-in capital - fair value of stock options vested	-	-	-	-	46,617	-	46,617	-	46,617
Dividends payable-Series A-1 convertible preferred stock	-	-	-	-	-	(161,880)	(161,880)	-	(161,880)
Net loss for the period	-	-	-	-	-	(737,698)	(737,698)	98	(737,600)
Balances at September 30, 2020	20,046,424	$201	-	$-	$48,250,387	$(48,571,733)	$(321,145)	$(53,362)	$(374,507)

Balances at January 1, 2021	25,922,034	$260	-	$-	$52,693,974	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	43,169	-	-	-	107,880	-	107,880	-	107,880
Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	105,013	-	105,013	-	105,013
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	619,381	-	619,381	-	619,381
Paid-in capital - beneficial conversion feature	-	-	-	-	480,619	-	480,619	-	480,619
Net loss for the period	-	-	-	-	-	(1,002,340)	(1,002,340)	(94)	(1,002,434)
Balances at March 31, 2021	25,965,203	$260	-	$-	54,006,867	$(50,603,560)	$3,403,567	$(53,624)	$3,349,943

Common stock issued for facility lease	16,000	-	-	-	49,600	-	49,600	-	49,600
Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	138,010	-	138,010	-	138,010
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	473,327	-	473,327	-	473,327
Paid-in capital - beneficial conversion feature	-	-	-	-	428,595	-	428,595	-	428,595
Net loss for the period	-	-	-	-	-	(1,542,713)	(1,542,713)	(4)	(1,542,717)
Balances at June 30, 2021	25,981,203	$260	-	$-	55,096,399	$(52,146,273)	$2,950,386	$(53,628)	$2,896,758

Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	387,003	-	387,003	-	387,003
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	847,048	-	847,048	-	847,048
Net loss for the period	-	-	-	-	-	(2,021,412)	(2,021,412)	$(4)	(2,021,416)
Balances at September 30, 2021	25,981,203	$260	-	$-	56,330,450	$(54,167,685)	$2,163,025	$(53,632)	$2,109,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2021	2020

Operating Activities:
Net loss	$(4,566,567)	$(28,898,637)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,098	133,571
Loss on debt extinguishment, net	-	269,144
Change in fair value of derivative liability	-	(60,650)
Amortization of interest - conversion features	222,373	1,407,675
Amortization of interest	275,052	8,656
Stock options expense	399,259	343,549
Stock-based compensation expense	334,228	41,302
Asset impairment adjustment	-	25,320,555
Changes in assets and liabilities:
Prepaid expenses	(19,361)	994
Other assets	(7,146)	(8,680)
Accounts payable	604,834	140,906
Accrued expenses	(6,961)	(83,495)
Accrued interest payable	58,733	(6,697)
Related party payables	780	(51,976)
Common stock subscriptions payable	138,069	-

Net cash used in operating activities	(2,277,609)	(1,443,783)

Financing Activities:
Proceeds from notes payable - related parties	1,030,000	-
Repayments of notes payable - related parties	(30,000)	-
Proceeds from notes payable - non-related parties	1,005,000	41,665
Proceeds from convertible debenture payable	2,500,000	-
Debt issuance costs	(275,000)	-
Proceeds from offering of preferred stock - related parties	-	1,700,000
Net cash provided by financing activities	4,230,000	1,741,665

Net Change In Cash	1,952,391	297,882

Cash At The Beginning Of The Period	232,842	681,759

Cash At The End Of The Period	$2,185,233	$979,641

Schedule Of Non-Cash Investing And Financing Activities:

Issuance of common shares for rent	$49,600	$-

Issuance of common stock for prior year accrued dividends	$107,880	$-

Intrinsic value-beneficial conversion feature	$909,214	$1,407,501

Relative fair value of stock warrants granted	$1,939,756	$-

Convertible debenture payable discount	$823,781	$-

Fair value of embedded conversion feature	$980,000	$-

Gain on related party payables converted to capital	$-	$272,299

Accounts payable and accrued expenses converted to capital	$-	$265,677

Related party payables converted to capital	$-	$579,814

Related party debt converted to capital after exercise of cashless stock warrants	$-	$65,728

Related party debt converted to capital	$-	$826,964

Non-related party debt converted to capital	$-	$166,526

Gain on related party debt converted to capital	$-	$124,291

Shares issued for cash received in prior years	$-	$20,800

Issuance of common stock, stock warrants and convertible note for asset purchase	$-	$29,222,955

Preferred stock dividend accrued	$-	$161,880

Supplemental Disclosure:

Cash paid for interest	$67,618	$765

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and December 31, 2020, and results of operations and cash flows for the three and nine month periods ended September 30, 2021 and 2020.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021

	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$980,000
	$-	$-	$980,000

December 31, 2020

	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-
	$-	$-	$-

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the balance sheet.

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at September 30, 2021 and December 31, 2020. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $1,026,679 and $309,403 during the nine month periods ended September 30, 2021 and 2020, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $70,692 and $70,198 during the nine month periods ended September 30, 2021 and 2020, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Depreciation

Depreciation is computed on a straight-line basis over the assets estimated useful lives of three years. There was no depreciation for the three and nine months ended September 30, 2021. Depreciation for the three and nine months ended September 30, 2020 was $3,978 and $5,083, respectively .

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2021 and December 31, 2020 as these have been offset by a 100% valuation allowance.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accounts at each institution are insured by the FDIC up to $250,000. While the Company monitors cash balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to our cash; however, the Company can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets. At September 30, 2021 and December 31, 2020, the Company had $1,934,969 and none, respectively in excess of the FDIC insured limits.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtpoic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options.  This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the effects, if any, of the adoption of ASU 2021-04 guidance on the Company's financial position, results of operations and cash flows.

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

As a result of this correction, the statement of operations for the three and nine month periods ended September 30, 2020 in the accompanying financial statements has been retroactively restated.

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

As of September 30, 2021, the Company has an accumulated deficit of approximately $54,200,000. During the nine months ended September 30, 2021, the Company also experienced negative cash flows from operating activities of approximately $2,300,000. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.  On January 15, 2021, the Company initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $3 per share, and a Warrant to purchase 25,000 shares of the Company’s common stock at $3 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance .  The Offering closed on May 31, 2021 and raised $2,005,000, see Note 8. On September 28, 2021 the Company closed the sale of a convertible debenture and issued warrants that raised $2,225,000 of net proceeds after debt issuance costs.  The debenture is for a face amount $3,048,781 with an OID of 18% and due March 27, 2022, if not converted, see Note 7.

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

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before September 30, 2021. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of September 30, 2021.

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

As a result of closing the Transaction, the Company issued a convertible promissory note for all the funds spent or advanced by IDTEC prior to closing. This note totaled $1,485,189(the “APA Note”), with simple interest at 10% per annum, due upon demand, and may be convertible into shares of common stock at $0.50 per share (after giving effect to the reverse stock split and subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share) at the discretion of the holder. The repayment of APA Note is secured by a first priority security lien or security interest in the patents, trademarks, tradenames, and other intellectual property of the Company.

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

Subsequent to the Transaction closing, the Company evaluated the fair value of theassets acquired based on market estimates for property and equipment and discounted net cash flow for the SOBR Safe intellectual technology. The present value of the discounted cash flow utilized a 75% discount, which included a 25% risk return premium, over an estimated five-year net revenue stream expected to be derived from the technology acquired. Based on the assessment of fair value, the Company recognized an asset impairment loss of $25,320,555 resulting from the APA during the year ended December 31, 2020. The impairment was due to the increase of the Company's stock price value. The stock price of the Company at closing of the Transaction was significantly higher than expected from the stock price of the Company when the Company signed the APA. The number of shares to be given to IDTEC as consideration for the Transaction would not get updated for any stock price changes.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2021	2020
Consulting service	$-	$111,860
Rent	20,667	-
Insurance	4,232	3,370
Prepaid expenses	$24,899	$115,230

On February 26, 2021, the Company entered into a new lease agreement for its office facility for a 12-month term beginning March 1, 2021.  In addition to monthly base rent of $6,000, the agreement requires the issuance on 16,000 shares of its common stock valued at $49,600, all of which has been issued as of September 30, 2021.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Amortization Period (in years)
SOBR Safe Intellectual Technology	$3,854,675	$513,952	$3,340,723	10

Amortization expense for the nine-month period ended September 30, 2021 and 2020 was $298,098 and $128,488, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

Estimated future amortization expense for device technology intangible assets is as follows:

2022	2023	2024	2025	2026	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,413,388

NOTE 6. RELATED PARTY TRANSACTIONS

On July 1, 2015, the Company amended a December 3, 2014, note payable agreement with Lanphere Law Group, a related party and  shareholder, which forgave $108,000 of a note payable’s principal balance. This debt forgiveness decreased the original principal balance on the note of $214,334 to a new principal balance of $106,335, and a related party gain of $108,000 was recorded to additional paid-in capital. This amendment also extended the note payable’s due date toDecember 2, 2015. The note was converted to common stock during the three months ended March 31, 2020.

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

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 320,000 warrants issued resulting from the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC.  The warrant exercise price is $0.50 per share.  With the proceeds of the exercise we paid $88,469 during the six-month period ended June 30, 2021 to settle an outstanding judgement (see Note 14) against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement.  We will issue 176,938 shares of our common stock for the $88,469 we received from IDTEC to pay the settlement.  As the shares had not been issued by June 30, 2021, the amount received from IDTEC is included in the common stock subscriptions payable balance at June 30, 2021.

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 8) totaling $450,000 to existing shareholders holding a direct or indirect interest in the Company and $100,000 to a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 275,000 shares of the Company’s common stock at $3 per share.

On May 31, 2021, the Company issued convertible notes payable (see Note 8) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company’s officer. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 225,000 shares of the Company’s common stock at $3 per share.

NOTE 7. CONVERTIBLE DEBENTURE PAYABLE

Convertible debenture payable consists of the following:

	September 30, 2021	December 31, 2020
Convertible Debenture Payable with Detached Free-standing Warrant	$3,048,781	$-
Unamortized Debt Discount	(2,608,900)	-

Net Convertible Debenture Payable	$439,881	$-

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Warrants to purchase up to 1,219,512 shares of the Company’s common stock. The Debenture is convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $2.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture matures on March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture. The Warrant is exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $2.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $1.00 per share. The Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Warrant at any time beginning six months from the Closing Date.  The RRA requires the Company to register for resale and maintain effectiveness of such Registration Statement for such all of the registrable securities under the terms of the Debenture and Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, the Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay of the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. The Company evaluated the Debenture for derivative embedded and beneficial conversion features and determined that its embedded conversion feature carried a debt discount. The total conversion feature debt discount of $980,000 is amortized over the life of the convertible debenture. The debt discount amortization expense recorded as amortization of interest in the consolidated statements of operations was $16,245 for the nine-month period ended September 30, 2021.  As of September 30, 2021, the debenture carries outstanding warrants of 1,219,512. The relative fair market value of the related stock warrants granted during the nine month period ended September 30, 2021 and 2020 was $847,048 and none, respectively.  The unamortized discount at September 30, 2021 and December 31, 2020 was $833,008 and none, respectively. Stock warrants amortization expense recorded as interest expense was $14,039 for the nine month period ended September 30, 2021. The Company incurred $548,781 of Original Issue Discount and $275,000 of debt issuance costs related to the Debenture which is being amortized to interest expense over the term of the debt using the effective interest method. Interest expense related to the Original Issue Discount and debt issuance costs was $11,645 for the nine month period ended September 30, 2021. The unamortized discount and issuance costs at September 30, 2021 and December 31, 2020 was $812,134 and none, respectively.

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	September 30, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$1,000,000	$-
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(771,576)	-
Net Related Party Notes Payable	$240,234	$11,810
Current Portion	(11,810)	(11,810)
Net Long-Term Portion	$228,424	$-

Total interest expense for related party notes was $55,151 and $79,596 for the nine month period ended September 30, 2021 and 2020, respectively.

Related Party Convertible Notes Payable with Warrants

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $1,000,000 as of September 30, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $101,070for the nine-month period ended September 30, 2021. As of September 30, 2021, these notes carry outstanding warrants of 500,000. The relative fair market value of the related stock warrants granted during the nine-month period ended September 30, 2021 and 2020 was $551,001 and none, respectively.  The unamortized discount at September 30, 2021 and December 31, 2020 is $423,647 and none, respectively. Stock warrants amortization expense recorded as interest expense was $127,354 for the nine-month period ended September 30, 2021.

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

Related Party Non-convertible Notes Payable

The Company has one non-convertible note payable to a related party that has a principal balance of  $11,810 as of September 30, 2021 and December 31, 2020. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable consist of the following:

	September 30, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$1,005,000	$-
Convertible Notes Payable	56,683	56,683
Conventional Non-Convertible Notes Payable	42,500	42,500
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Debt Discount	(774,850)	-
Net Non-Related Party Notes Payable	$334,333	$104,183
Current Portion	(104,183)	(79,183)
Net Long-Term Portion	$230,150	$25,000

Total interest expense for non-related party notes was $65,130 and $14,036 for the nine-month periods ended September 30, 2021 and 2020, respectively.

Convertible Notes Payable with Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $1,005,000 as of September 30, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable.  The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $105,060 for the nine-month period ended September 30, 2021.  As of September 30, 2021, these notes carry outstanding warrants of 502,500. The relative fair market value of the related stock warrants granted during the nine-month period ended September 30, 2021 and 2020 was $541,707 and none, respectively.  The unamortized discount at September 30, 2021 and December 31, 2020 was $419,695 and none, respectively. Stock warrants amortization expense recorded as interest expense was $122,012 for the nine-month period ended September 30, 2021.

Convertible Notes Payable

The Company has three convertible notes payable to non-related parties that have a principal balance of $56,683 as of September 30, 2021 and December 31, 2020. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from February 2013 to March 2022. Two of the three notes are currently in default. These notes carry conversion prices ranging from $1.99- $10.7619 per share. The Company evaluated these convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized prior to 2020.

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

Non-convertible Notes Payable

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $42,500 as of September 30, 2021, and December 31, 2020. These notes carry interest rates ranging from  5% - 10% and have due dates ranging from 12/25/2013 - 6/06/2022. Two of the three notes are currently in default.

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

Notes Payable with Warrants

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 as of  September 30, 2021 and December 31, 2020. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

NOTE 9. DERIVATIVE LIABILITY

In September 2021, the Company completed a financing transition and received $2,500,000 from the Purchaser and in exchange issued an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781. The debenture includes voluntary and automatic conversion features at a variable conversion prices convertible into the Company’s common shares at an undetermined future date. The Company analyzed the conversion features of the debenture agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15, Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company bifurcated the conversion feature of the debenture and recorded a derivative liability.

The embedded derivative for the debenture is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The Company fair valued the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 120%, (2) risk-free interest rate of 0.05%, and (3) expected life from 4 to 6 months. On September 28, 2021, the Closing Date of the transaction, the fair value of the embedded derivative was $980,000 and is amortized to interest expense over the term of the Debenture. Utilizing level 3 inputs, the Company did not record a fair market value gain or loss for the nine months ended September 30, 2021. The fair value of the embedded derivative recorded on the balance sheet as a liability was $980,000 at September 30, 2021.

NOTE 10. STOCK SUBSCRIPTIONS PAYABLE

The Company has common stock subscriptions payable due to related parties of $91,613 payable with 193,856 of its common shares at September 30, 2021.  The Company has common stock subscriptions payable due to related parties of $111,024 payable with 60,087 of its common shares at December 31, 2020.

The Company has common stock subscriptions payable due to non-related parties of $136,433 payable with 87,500 of its common shares at September 30, 2021 and December 31, 2020.

NOTE 11. COMMON STOCK

The Company’s common stock transactions for the nine months ended September 30, 2020, consist of the following:

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

The Company’s common stock transactions for the nine months ended September 30, 2021, consist of the following:

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

NOTE 12. PREFERRED STOCK

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

The Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The preferred shareholders will participate in any common stock dividends on an as converted basis. Although no dividends were declared as of September 30, 2020, the Company has accrued dividends payable of $161,880 related to the 8% Series A-1 Convertible Preferred Stock as of September 30, 2020.  On December 7, 2020, we sent a Notice of Automatic Conversion and Calculation of Dividend Shares to SOBR SAFE notifying them that under the terms governing the shares of Series A-1 Convertible Preferred Stock the 2,700,000 shares of Series A-1 Convertible Preferred Stock owned by SOBR SAFE automatically converted into 2,700,000 shares of our common stock.  In addition, as a result of the conversion of the Series A-1 Convertible Preferred Stock we owed SOBR SAFE accrued dividends totaling $107,880, which we could pay in cash or in shares of our common stock based on the price of common stock on the applicable dividend dates.  Our management and Board of Directors elected to pay SOBR SAFE the accrued dividends in shares of our common stock.

NOTE 13 STOCK WARRANTS AND STOCK OPTIONS

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

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”), an entity controlled by a beneficial owner of the Company. FCV set up a special purpose vehicle (“SPV”) or SOBR SAFE, LLC, an entity controlled by a beneficial owner of the Company,  that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at September 30, 2021 and December 31, 2020 are 144,317.

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

During March, April and May 2021, the Company issued through the Offering convertible notes payable with warrants, see Note 8, to purchase up to 1,002,500 shares of our common stock at an exercise price of $3 per share. The warrants expire two years after the date of issuance.

On September 28, 2021, the Closing Date,  the Company issued through the sale of the Debenture warrants, see Note 7, to purchase up to 1,219,512 shares of our common stock at an exercise price of $2 per share. The warrants expire five years after the date of issuance.

The total outstanding balance of all stock warrants in the Company is 2,629,391 and 584,317 at September 30, 2021 and December 31 2020, respectively. There were 2,222,012 detached free-standing stock warrants granted during the nine month period ended September 30, 2021, and 320,000  detached free-standing stock warrants granted during the nine month period ended September 30, 2020. The fair value of these non-employee stock warrants granted during the nine-month periods ended September 30, 2021 and 2020 totaled $1,939,756 and $695,454, respectively, and were determined using the Black-Scholes option pricing model based on the following assumptions:

	September 30, 2021	September 30, 2020
Exercise Price	$3.00-2.00	$0.50
Dividend Yield	0%	0%
Volatility	158-120%	153%
Risk-free Interest Rate	0.14%-0.98%	0.29%
Life of Warrants	2-5 Years	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the nine-month period ended September 30, 2021 and 2020, and as of September 30, 2021 and 2020:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304–1.039375	3.97 Years	$0.3607	$1,276,870
Warrants Granted	320,000	$0.50	4.68Years	$0.50	$761,000
Warrants Exercised	(454,097)	$0.13304 - 0.15299		$0.1451
Warrants Expired	-
Balance at September 30, 2020	464,317	$0.50- 1.039375	3.91 Years	$0.66765	$1,027,234

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	584,317	$0.50 – 2.00	3.80 Years	$0.9413	$1,173,737
Warrants Granted	2,222,012	$3.00-2.00	3.40 Years	$2.45	$108,506
Warrants Exercised	(176,938)	$0.50		$0.50
Warrants Expired	-
Balance at September 30, 2021	2,629,391	$0.50 – 3.00	3.30 Years	$2.25	$665,424

Stock Options

On October 24, 2019, the Company’s 2019 Equity Incentive Plan went effective. The plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467. As of September 30, 2021 and December 31, 2020, the Company has granted stock options to acquire 2,921,861 and 2,521,921 shares of common stock under the plan, respectively. As of September 30, 2021, the plan has 1,893,347 vested shares and 1,028,514 non-vested shares. As of December 31, 2020, the plan had 1,202,724 vested shares and 1,319,197 non-vested shares. As of September 30, 2021 and December 31, 2020 the plan has options available to be issued of 926,606 and 1,326,546, respectively.  The stock options are held by our officers, directors, employees, and certain key consultants.

In total for the nine months ended September 30, 2021 and 2020, the Company recorded $630,027 and $343,549, respectively, of share-based compensation expense related to stock options and restricted stock units. The unrecognized compensation expense as of September 30, 2021, was approximately $813,000 for non-vested share-based awards to be recognized over periods of approximately one to three years.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the nine-month period ended September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Exercise Price	$2.50 - $3.58	$0.26-$3.30
Dividend Yield	0%	0%
Expected Volatility	44% - 185%	153%-171%
Risk-free Interest Rate	0.16% - 1.69%	0.19%-0.43%
Expected Life	1.3 - 7 years	2.2-5 years

The following table summarizes the changes in the Company’s outstanding stock options during the nine-month period ended September 30, 2021 and 2020, and as of September 30, 2021 and 2020:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,239	$0.2634-1.039	8.86 Years	$0.2948	$5,238,080
Options Granted	160,000	$0.26341-3.30	4.10 Years	$1.9454	$149,532
Options Exercised	-
Options Cancelled	-
Options Expired	-
Balance at September 30, 2020	2,541,239	$0.2634 – 3.30	7.86 Years	$0.3987	$6,305,579

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,572,227	$0.2634–3.300	7.45 Years	$0.4999	$6,302,277
Options Granted	610,526	$2.50–3.575	2.58 Years	$3.1783	$(414,147)
Options Exercised	-
Options Cancelled	(210,587)	$0.2634-3.29		$2.969
Options Expired	-
Balance at September 30, 2021	2,972,166	$0.2634–3.575	6.15 Years	$0.8751	$4,829,417

Exercisable at December 31, 2020	1,253,030	$0.2634 – 3.300	7.4 Years	$0.3165	$3,299,765
Exercisable at September 30, 2021	1,943,652	$0.2634 – 3.575	6.3 Years	$0.6527	$3,590,430

Executive Stock Options

The Company has 1,553,152 and 981,771 outstanding executive stock options exercisable at $0.2634 to $3.38 per share as of  September 30, 2021, and December 31, 2020, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 15, 2019, the Company entered into a short-term lease agreement that is between $2,800 - $2,900per month and ended on October 31, 2020. The lease has been renewed for another twelve months under the same general terms and conditions.  The lease was subsequently canceled to accommodate additional space, and a new lease was executed February 26, 2021, effective for a 12-month term beginning March 1, 2021.  The lease requires monthly base rent payments of $6,000 and the issuance of 16,000 shares of the Company’s common stock.  The value of the common stock of $49,600 is amortized to rent expense on a monthly basis over the lease term.  The Company also leases an office space for approximately $3,500 per month on a short-term (month to month) basis through a related party that terminates at any time.  Rent expense under office leases, including CAM charges, was $106,997 and $47,711 for the nine-month period ended September 30, 2021 and 2020, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of the date of this report.  As of September 30, 2021, and December 31, 2020, the Company has accrued $11,164 plus accrued interest of approximately $18,000.  In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 15, 2021, which is the date the condensed consolidated financial statements were available to be issued, and has determined that there are no other material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Our corporate offices are located at 885 Arapahoe Avenue, Boulder, CO 80302, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three and nine months ended September 30, 2021.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Summary of Results of Operations

	Three Months Ended September 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	316,329	191,589
Stock-based compensation expense	147,163	-
Management salaries and consulting fees	632,964	352,266
Research and development	566,655	152,123
Asset impairment adjustment	-	-
Total operating expenses	1,663,111	695,978

Operating loss	(1,663,111)	(695,978)

Other income (expense):
Loss on extinguishment of debt, net	-	-
Gain on fair value adjustment – derivatives	-	-
Interest expense	(227,475)	(41,622)
Amortization of interest – conversion features	(130,830)	-
Total other expense, net	(358,305)	(41,622)

Net loss	$(2,021,416)	$(737,600)

Operating Loss; Net Loss

Our net loss increased by $1,283,816 from $737,600 to $2,021,416, from the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2021. Our operating loss increased by $967,133, from $695,978 to $1,663,111 for the same periods. The change in our net loss and operating loss for the three months ended September 30, 2021, compared to the prior year period, is primarily a result of increases in our general and administrative expense, stock-based compensation expense, and research and development expense. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the fourth quarter of 2021 or first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $124,740, from $191,589 for the three month period ended September 30, 2020 to $316,329 for the three month period ended September 30, 2021, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense of $147,163 for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. The stock-based compensation expense in 2021 was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $280,698, to $632,964 for the three months ended September 30, 2021, compared to $352,266 for the three months ended September 30, 2020. The management salaries and consulting fees in both years were related to salaries, fees and incentive based stock options to our management and consultants.

Research and Development

Research and development increased by $403,532, to $555,655 for the three months ended September 30, 2021, compared to $152,123 for the three months ended September 30, 2020. The increase in research and development was due to the ramp up of expenses to develop our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology, as we prepare to commercialize the device in the near future.

Interest Expense

Interest expense increased by $185,853, from $41,622 for the three-month period ended September 30, 2020 to $227,475 for the three-month period ended September 30, 2021. For both periods these amounts are largely due to the interest on outstanding debt. The increase between the two periods is largely related to the fact that we had significantly more outstanding debt during the three months ended September 30, 2021 compared to the same period in 2020.

Amortization of Interest – Conversion Features

During the three months ended September 30, 2021, we had amortization of interest – conversion features expense of $130,830 compared to $0 during the three months ended September 30, 2020. The expenses for the period in 2021 was related to the amortized discount on convertible notes payable.

Results of Operations for Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Summary of Results of Operations

	Nine Months Ended September 30,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	875,378	400,127
Stock-based compensation expense	334,228	41,302
Management salaries and consulting fees	1,682,557	1,103,828
Research and development	1,052,650	309,403
Asset impairment adjustment	-	25,320,555
Total operating expenses	3,944,813	27,175,215

Operating loss	(3,944,813)	(27,175,215)

Other income (expense):
Loss on extinguishment of debt, net	-	(269,144)
Gain on fair value adjustment – derivatives	-	60,650
Interest expense	(399,381)	(107,253)
Amortization of interest – conversion features	(222,373)	(1,407,675)
Total other expense, net	(621,754)	(1,723,422)

Net loss	$(4,566,567)	$(28,898,637)

The asset impairment adjustment classified as an operating expense herein was previously reported as other expense, net. As a result, the operating loss previously reported for the nine-month period ended September 30, 2020 was understated by $25,320,555 and total other expenses, net was overstated by the same amount. The error had no effect on the net loss for the nine-month period ended September 30, 2020.

Operating Loss; Net Loss

Our net loss decreased by $24,332,070 from $28,898,637 to $4,566,567, from the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2021. Our operating loss decreased by $23,230,402, from $27,175,215 to $3,944,813 for the same periods. The change in our net loss and operating loss for the nine months ended September 30, 2021, compared to the prior year period, is primarily a result of an asset impairment expense related to the assets we acquired from IDTEC during the nine months ended September 30, 2020, partially offset by increases in general and administrative expenses, stock-based compensation expense, management salaries and consulting fees, and research in development, all of which are primarily related to our increased operations during the nine months ended September 30, 2021 compared to September 30, 2020. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®Check™, our unique alcohol sensor technology. Although we have not had any sales to date, we are planning to be ready to commercialize the SOBR®Check™ device in the fourth quarter of 2021 or first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $475,251, from $400,127 for the nine-month period ended September 30, 2020 to $875,378 for the nine-month period ended September 30, 2021, primarily due to increases in facilities rents, marketing and promotion, accounting and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense of $334,228 for the nine months ended September 30, 2021, compared to $41,302 for the nine months ended September 30, 2020. The stock-based compensation expense for both periods was related to the issuance of our common stock as compensation to certain consultants and employees.

Management Salaries and Consulting Fees

Management salaries and consulting fees increased by $578,729, to $1,682,557 for the nine months ended September 30, 2021, compared to $1,103,828 for the nine months ended September 30, 2020. The management salaries and consulting fees in both years were related to salaries, fees, and incentive based stock options to our management and consultants.

Research and Development

Research and development increased by $743,247, to $1,052,650 for the nine months ended September 30, 2021, compared to $309,403 for the nine months ended September 30, 2020. The increase in research and development was due to the ramp up of expenses to develop our SOBR® Safe™ system, including, but not limited to, the developing and testing of SOBRCheck, our unique alcohol sensor technology, as we prepare to commercialize the device in the near future.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the nine months ended September 30, 2020. We did not have an asset impairment adjustment in the nine months ended September 30, 2021. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, the agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the consideration they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the nine months ended September 30, 2020, we impaired the value of the robotic assets we received in the transaction.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $0 for the nine months ended September 30, 2021, compared to $269,144 for the nine months ended September 30, 2020. This decrease was due to us converting several notes payable into shares of our common stock during the nine months ended September 30, 2020, but none during the nine months ended September 30, 2021.

Gain on Fair Value Adjustment – Derivatives

Gain on fair value adjustment – derivatives was $0 for the nine months ended September 30, 2021, compared to $60,650 for the nine months ended September 30, 2020. For the period in 2020 the amount is related to us having an outstanding financial instrument that contained an embedded derivative liability. The gain related to the instrument is tied to the price of our common stock.

Interest Expense

Interest expense increased by $292,128, from $107,253 for the nine-month period ended September 30, 2020 to $399,381 for the nine-month period ended September 30, 2021. For both periods these amounts are largely due to the interest on outstanding debt. The increase between the two periods is largely related to the fact that we had significantly more outstanding debt during the nine months ended September 30, 2021 compared to the same period in 2020.

Amortization of Interest – Conversion Features

During the nine months ended September 30, 2021, we had amortization of interest – conversion features expense of $222,373 compared to $1,407,675 during the nine months ended September 30, 2020. The expenses for both periods were related to the amortized discount on convertible notes payable.

Liquidity and Capital Resources for Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Introduction

During the nine months ended September 30, 2021 and 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2021 is $2,185,233 and our monthly operating cash flow burn rate is approximately $200,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2021 and as of December 31, 2020, respectively, are as follows:

	September 30, 2021	December 31, 2020	Change

Cash	$2,185,233	$232,842	$1,952,391
Total Current Assets	$2,210,132	$348,072	$1,862,060
Total Assets	$5,566,681	$3,986,573	$1,580,108
Total Current Liabilities	$2,998,714	$922,089	$2,076,625
Total Liabilities	$3,457,289	$947,089	$2,510,200

Our current assets and total assets increased as of September 30, 2021, as compared to December 31, 2020, primarily due to us having more cash on hand at September 30, 2021, as a result of debt issued during the nine months ended September 30, 2021.

Our current liabilities increased as of September 30, 2021, as compared to December 31, 2020. This increase was primarily due to increases in accounts payable, accrued interest payable, derivative liability and convertible debenture payable, partially offset by decreases in accrued expenses, and common stock subscriptions payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $2,277,609 for the nine-month period ended September 30, 2021, as compared to net cash used for operating activities of $1,443,783 for the nine-month period ended September 30, 2020. For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of $4,566,567, offset by depreciation and amortization of $289,098, amortization of interest – conversion features of $222,373, amortization of interest of $275,052, stock options expense of $399,259, and stock-based compensation expense of $334,228, and changes in our assets and liabilities of prepaid expenses of $(19,361), other assets of ($7,146), accounts payable of $604,834, accrued expenses of ($6,961), accrued interest payable of $58,733, related party payables of $780, and common stock subscriptions payable of $138,069. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $28,898,637 and change in fair value of derivative liability of $60,650, offset by a loss on debt extinguishment, net of $269,144, depreciation and amortization of $133,571, amortization of interest – beneficial conversion feature of $1,407,675, stock warrants expense of $8,856, stock options expense of $343,549, stock-based compensation expense of $41,302, and asset impairment adjustment of $25,320,555, and changes in our assets and liabilities of prepaid expenses of $994, other assets of ($8,680), accounts payable of $140,906, accrued expenses of ($83,495), accrued interest payable of ($6,697), and related party payables of ($51,976).

Investments

We had no cash provided by or used for investing activities during the nine-month period ended September 30, 2021 or September 30, 2020.

Financing

Our net cash provided by financing activities for the nine-month period ended September 30, 2021 was $4,230,000, compared to $1,741,665 for the nine-month period ended September 30, 2020. For the nine-month period ended September 30, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $1,005,000, proceeds from notes payable – related parties of $1,030,000, repayments of notes payable-related parties of ($30,000), proceeds from convertible debenture payable of $2,500,000 and debt issuance costs of ($275,000). For the nine-month period ended September 30, 2020, our net cash from financing activities consisted of proceeds from offering of preferred stock – related parties of $1,700,000, and proceeds from notes payable – non-related parties of $41,665.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. We also do not have an audit committee. Based on the evaluation described above, and as a result, in part, of not having an audit committee and having one individual serve as our chief executive officer and another individual serve as our chief financial officer, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to the same extent as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of November 2021. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021 we issued the following unregistered securities:

On September 28, 2021, we closed a financing transaction with a leading healthcare fund (the “Purchaser”). Under the terms of the financing, we received $2,500,000 from the Purchaser and in exchange issued the Purchaser an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,780.50 (the “Debenture”) and a Common Stock Purchase Warrant to purchase up to 1,219,512 shares of our common stock (the “Warrant”). Additional terms of the Debenture and Warrant are set forth under Part II Item 5, herein. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of September 30, 2021 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of September 30, 2021 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of September 30, 2021 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of September 30, 2021 this note was in default.

On March 14, 2014, we borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of September 30, 2021 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of September 30, 2021 this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Financing Transaction

On September 28, 2021, we closed a financing transaction with a leading healthcare fund (the “Purchaser”). Under the terms of the financing, we received $2,500,000 from the Purchaser and in exchange issued the Purchaser an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,780.50 (the “Debenture”) and a Common Stock Purchase Warrant to purchase up to 1,219,512 shares of our common stock (the “Warrant”).

The Debenture is convertible: (a) voluntarily by the Purchaser at any time into shares of our common stock at the lesser of (i) 100% of the closing price our common stock on the trading day immediate prior to the Closing Date under the Debenture, or (ii) 75% of the average VWAP of our common stock (representing a 25% discount) during the 5 trading day period immediately prior to the applicable conversion date (on an as adjusted basis giving effect to any splits, dividend and the like during such 5 Trading Day period) (the “Conversion Price”), or (b) automatically upon the occurrence of a Qualified Offering (as defined in the Debenture) into shares of our common stock at the lesser of: (i) the Conversion Price or (ii) 75% of the offering price of the securities offered in the Qualified Offering. The Debenture matures on March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture, and contains industry standard default and other provisions. The description of the Debenture set forth in this report is qualified in its entirety by reference to the full text of that document, which incorporated herein as Exhibit 10.17.

The Warrant is exercisable at any time in the next five (5) years into shares of our common at an exercise price of $2.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $1.00 per share. The Warrant contains a cashless exercise provision but only in the event we fail to have an effective registration statement registering the shares underlying the Warrant at any time beginning six (6) months from the date of the Warrant. The description of the Warrant set forth in this report is qualified in its entirety by reference to the full text of that document, which is incorporated herein as Exhibit 10.18.

In connection with the financing transaction we entered into a Securities Purchase Agreement and Registration Rights Agreement with the Purchaser, both with standard industry terms. The descriptions of the Securities Purchase Agreement and Registration Rights Agreement set forth in this report are qualified in their entirety by reference to the full text of those documents, which are incorporated herein as Exhibit 10.19 and Exhibit 10.20, respectively.

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

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16 (11)	Advisory Agreement with Steven Beabout dated October 9, 2020

10.17 (12)	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to a leading healthcare fund dated September 27, 2021

10.18 (12)	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to a leading healthcare fund dated September 27, 2021

10.19 (12)	Securities Purchase Agreement by and between SOBR Safe, Inc. and a leading healthcare fund dated September 27, 2021

10.20 (12)	Registration Rights Agreement by and between SOBR Safe, Inc. and a leading healthcare fund dated September 27, 2021

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Commission on May 26, 2020

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(11)	Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the Commission on September 30, 2021

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 1, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: November 15, 2021	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

