Form 10-K
period 2021-12-31
SOBR Safe, Inc.
filed 2022-03-11
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53316

SOBR SAFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddlers Green Circle, Suite 525 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (844) 762-7723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2021: $40,340,339 as based on last reported sales price of such stock ($3.95) on June 30, 2021. The voting stock held by non-affiliates on that date consisted of 10,212,744 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 11, 2022, there were 23,409,415 shares of common stock, $0.00001 par value, issued and outstanding.

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

SOBR Safe, Inc.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward‑looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward‑looking statements.  Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name Imagine Media, Ltd. in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. ( “TBT”), a California corporation, from TBT’s directors in exchange for 12,416,462 shares of our common stock.

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

As a result of the acquisitions, TBT’s business is our business, and, unless otherwise indicated, any references to the “Company,” “we” or “us” include the business and operations of TBT.

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

As a result of the reverse stock split effected by our Certificate of Amendment to our Certificate of Incorporation, every 33.26 shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock at the time was reduced from 266,097,657 (pre-split) to approximately 8,000,000 (post-split). No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split will instead receive one additional share of our common stock in lieu of the fractional share. The reverse stock split did not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share were rounded up to the nearest whole share.

At the open of trading on June 8, 2020, our new name and reverse stock split went effective with OTC Markets, and we began trading on the “OTC Pink Current Information” tier of OTC Markets on a post reverse stock split basis. Our ticker symbol for the quotation of our common stock is now “SOBR”. On November 16, 2020, we began trading on the “OTCQB” tier of OTC Markets.

Our common stock is currently quoted on the “OTCQB” tier of OTC Markets under the ticker symbol “SOBR”. We have engaged Alexander Capital LP regarding conducting a firm underwritten offering of the Units in connection with an uplist to Nasdaq. We are planning to complete an uplist to Nasdaq within the three months.

Our corporate offices are located at 6400 S. Fiddlers Green Circle, Suite 525, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

Business Overview

General

We intend to provide companies with non-invasive technology to identify potential alcohol issues quickly and safely with its employees or contractors, that if left undetected could cause injury or death. These technologies will be integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefit for our customers, and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRSafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has anticipated applications in commercial vehicle fleets, manufacturing and warehousing, construction, and for commercial fleet and youth drivers in a wearable form. We believe that uniform daily use of our device could result in material insurance savings across Workers’ Comp, general liability and fleet policies.

We have successfully completed several pilot testing programs involving our SOBRcheck™ device, which is our first device that has our scalable, patent-pending SOBRSafe™ software platform for non-invasive alcohol detection and identity verification.  These pilot programs have provided validation of both our SOBRSafe™ software platform and our SOBRcheck™ device.  As a result, we have now progressed to commercial production of our first SOBRcheck™ devices which we began using for our initial customers.  At the end of 2021, we had several customers in the sales cycle, but our SOBRcheck™ devices were not delivered to them until January 2022.  As a result, we will not invoice these customers or receive any revenue from the customers until the first quarter of 2022. The timing of our commercial launch of our SOBRcheck™ device has been delayed several times in 2021 primarily as a result of our pursuit of adequate financing (since obtained), signing up pilot customers to test our device (which was more difficult over the summer due to travel schedules, etc. of some of our target customers), and some supply chain issues largely caused by the COVID-19 pandemic.   In addition, during the pilot testing of our SOBRcheck™ device we discovered that alcohol-based hand sanitizer caused false readings by the device.  In response to this discovery, we have made adjustments to the analytics in our SOBRSafe™ technology and added a required protocol of not utilizing alcohol-based sanitizers to our protocols for using the SOBRcheck™ device.

Our second device, a wearable wristband (SOBRsure™), utilizes the same SOBRsafe™ sensor technology, which proved out during the SOBRcheck™ pilot tests. The primary intended application for this band is for young individual drivers and commercial fleet management, with an additional potential application in alcohol rehabilitation. We plan for the wearable band to be commercially available in August 2022.

Manufacturing and assembly of our SOBRcheck™ device will take place in the United States. We currently utilize two companies for manufacturing of the SOBRcheck device. We utilize Alfred Manufacturing for the injection molding of the SOBRcheck device, and Nova Engineering for the assembly, packaging, and shipping of the device. We do not have agreements in place with these companies and we operate with them on a purchase order/payment basis. We supply a purchase order, which they fulfill, and then they send us an invoice.

Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses; among those we are currently exploring include possible integrations with existing telematics systems, and it could be licensed by non-competitive third parties. Currently, our plan is to deploy our SOBRSafe™ technology in two initial devices: the SOBRcheck™ system and the wearable band (SOBRsure™).

SOBRcheck™

SOBRcheck™ is our stationary identification and alcohol monitoring product. When installed, SOBRcheck™ enables a rapid, hygienic biometric finger scan to authenticate ID and determine the presence or absence of alcohol. The SOBRcheck™ product will provide the employer with real-time results, delivered securely, to more efficiently manage their existing substance abuse policy. Our device is meant to be a specific point in time, quick test for the presence of alcohol, with the results to be used as a complementary data source in support of the employer’s alcohol policies.  If alcohol is detected by the device, then our customers follow up in accordance with its own policies, which could include additional tests via a blood test or breathalyzer (we will not provide these devices).  We will gather de-identified information regarding Pass/Fail tests for use in determining trends in a company and/or industry, etc. but such information does not include any specific data about the individual user, only whether a pass or fail   result occurred.  We initiated a structured approach to gathering market intelligence in the first quarter of 2021, and launched our direct sales program in October 2021.

Wearable Band

The transdermal, alcohol-detecting wearable band contains our SOBRsafe™ technology for ongoing, real-time alcohol monitoring. We intend to make the band commercially available by August 2022.

Once commercialized, our SOBRcheck™ revenue model consists of a recurring monthly SaaS fee per user. Upon commercial launch of the wearable band SOBRsure™, we plan to employ a one-time device purchase price and a monthly per user subscription fee.

We believe our device portfolio approach could yield a substantial repository of results based data. This de-identified data can be leveraged for future product improvements and trending analysis – a potentially monetizable asset for additional analytics. The opportunity to collect a substantial volume of data points over time could enable the development of business and insurance liability benchmarking, and through AI, powerful guidance for perpetual safety improvement (and associated cost savings capture). By demonstrating alcohol-free environments, employers could deliver a data-driven argument for lowering insurance premiums. We could potentially partner with insurance providers to mandate use of the SOBRsafe™ devices and/or technology.

In addition to focusing on the development, marketing and commercialization of the SOBRcheck™ and SOBRsure™, we are also constantly reviewing emerging and/or synergistic technologies and businesses for potential acquisitions and/or partnerships, primarily technologies that detect, or may detect, the presence of substances in the human body.

The Substance Abuse Problem

Our management believes the key to developing a successful product is to find a potential solution to a need not being adequately addressed with current technologies. When that need also involves a potential solution for a societal crisis – like the impact of substance abuse on the workplace and individual lives – then the motivation is even stronger, and the potential results that much more impactful.

Through criminal-justice related costs, lost work productivity and healthcare expenses, the annual cost of alcohol abuse in the U.S. is estimated to be $249 billion. Half of all industrial accidents involve alcohol, and commercial fleets suffer from over 11,000 alcohol-related accidents each year. We believe our technology provides a solution that addresses this problem.

Competitive Advantages

Once commercialized, SOBRsafe™ will be a leading provider of preventative transdermal (touch-based) alcohol detection systems in the U.S. market – we seek to eliminate the possibility of alcohol-related accidents and not simply punish the offender post-fact. Companies like SCRAM, BACTRACK, BI TAD, Soberlink, Smart Start, Intoxalock and others are primarily focused on the judicially-mandated market, i.e. breathalyzers for blood alcohol content (BAC) measurement, or court-ordered ankle monitors.

Our SOBRcheck™ device is a patent-pending, touch-based identity verification and alcohol detection solution. A user places two fingers on the device’s sensors: one compares biometric data points from the finger to confirm identity, while the other senses alcohol released through the pores of the fingertip.

Marketing

We have developed a marketing plan that includes 1) outsourced multi-channel appointment setting, 2) direct sales, 3) popular and trade media public relations, 4) advocacy group alignment, 5) dynamic social media brand development and 5) continuous pursuit of cutting-edge detection technologies for future integration.

We have recently concluded pilot programs with a global employer, a major commercial insurer and Michigan’s largest food management company. The pilot programs were successful, and we have moved into the revenue generation phase.

Research and Development

Our SOBRsafe™ system for non-invasive alcohol detection and identity verification has been completed and tested. Based on the results of testing, including in a live pilot program with Michigan’s largest food management company, we believe the system is ready for broad commercial use and our direct sales efforts are underway.

SOBRcheckTM, the patent-pending, multiuser, touch-based alcohol detection platform with identity detection, evidenced outstanding performance in pilot testing and is now available for broad commercial installation.

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

We are applying for trademarks related to the SOBRsafe™ system, SOBRcheck™ and SOBRsure™. We have also applied for trademark registration for “SOBR” as standard characters with no specific formatting.

Government Regulation

At the present time, only the judicially mandated market is regulated. Devices sold into this market must be approved by state government agencies. Since we utilize a unique “Pass/Fail” methodology that simply alerts to the presence of alcohol (as opposed to measuring a discrete BAC) – information that may be used at the discretion of the employer (or counselor, parent, etc.) – we do not believe we will be subject to any government regulation.

Employees

As of March 11, 2022, there are a total of 9 full time employees, including Chairman/CEO/Secretary David Gandini, CFO Jerry Wenzel, EVP and Chief Revenue Officer Michael Watson, and EVP of Operations Scott Bennett.

Human Capital Resources

The remainder of our workforce is consultants due to the nature of our business. As it relates to our employees and the consultants that work with us:

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning and talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board regarding our human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including persons of color, veterans and LGBTQ+ to enhance our inclusive and diverse culture. We continue to invest in recruiting diverse talent.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing change through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Importantly during 2021, our focus on providing a positive work environment on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. We believe these actions helped minimize the impact of COVID-19 on our workforce.

Corporate Information

Our corporate offices are located at 6400 S. Fiddlers Green Circle, Suite 525, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits . We were incorporated in Delaware on August 10, 2007. Our business to date focused on developing and improving our technologies, potential products, filing patents, and hiring management and staff personnel. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated any revenue and we have limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to develop our products, generate cash flow from operations, and competing market developments. We will need additional capital in the near future. Any equity financings will result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

If we cannot obtain additional funding, our technology and product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

We have experienced recurring net losses since inception, and as of December 31, 2021, had an accumulated deficit of $57,471,492. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to develop and expand and technology and product offerings and attract new customers. These efforts may prove more expensive than we anticipate, and we may not succeed in obtaining the net revenue and operating margins necessary to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future.

Development of our technology and our product development efforts are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In addition, we may also raise additional capital through additional equity offerings and licensing our future products in development. While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as and for the years ended December 31, 2021, and 2020 with respect to this uncertainty. As reflected in the financial statements, we had a stockholders’ deficit of $483,593 on December 31, 2021, incurred a net loss of $7,870,378 and used net cash in operating activities of $3,688,302 during the year ended December 31, 2021. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Our business plan, which is focused on the development and commercialization of alcohol detection devices, is dependent upon our SOBR® Safe™ technology. If that technology proves to be ineffective at detecting alcohol in person’s system through secretions from their skin it would significantly impact our business.

Our business is dependent upon our SOBR® Safe™ technology.  Our business plan calls for us to develop and commercialize alcohol detection devices based on our SOBR® Safe™ technology. In the event that technology proves to be ineffective at detecting alcohol in person’s system through secretions from their skin, it would significantly impact our business.

Our quarterly and annual operating results may fluctuate significantly and may not fully reflect the underlying performance of our business. This makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such fluctuations in quarterly and annual operating results may decrease the value of our common stock. Because our quarterly operating results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the level of adoption and demand for our products in our key industries like insurance companies, fleet companies, manufacturing facilities, etc.
•	positive or negative coverage in the media, or changes in commercial perception, of our products or competing products, including our brand reputation;
•	the degree of competition in our industry and any change in the competitive landscape, including consolidation among competitors or future partners;
•	any safety, reliability or effectiveness concerns that arise regarding our products;

•	unanticipated pricing pressures in connection with the sale of our products;
•	the effectiveness of our sales and marketing efforts, including our ability to deploy a sufficient number of qualified representatives to sell and market our products;
•

the timing of customer orders for our products and the number of available selling days in any quarterly period, which can be impacted by holidays, the mix of products sold and the geographic mix of where products are sold;

•	unanticipated delays in product development or product launches;
•	the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our agreements with third-party suppliers;
•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our products;
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our products and services;
•	our ability to obtain, maintain and enforce our intellectual property rights;
•

our ability and our third-party suppliers’ ability to supply the components of our products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements; and

•	introduction of new products or technologies that compete with our products.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could deviate materially from our expectations and our business could suffer.

This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, it will negatively affect our business, financial condition and results of operations.

The coronavirus pandemic is causing disruptions in the workplace, which will have negative repercussions on our business if they continue for an extended period time.

We are closely monitoring the coronavirus pandemic and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our SOBRSafe™ technology and the devices that deploy that technology. Currently states and localities are fluctuating and inconsistent in their implementation of social distancing and “work from home” regulations. If those regulations increase then the chances increase that more and more companies will be forced to either shut down, slow down or alter their work routines. Since the development and testing of our SOBR technologies and the potential platform devices is a “hands on” process, these alternative work arrangements could significantly slow down our anticipated schedules for the development, marketing and leasing/sale of our SOBR devices, which could have a negative impact our business.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for our products is highly competitive and is becoming more so, which could hinder our ability to successfully market our products. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

☐	develop and expand their product offerings more rapidly;
☐	adapt to new or emerging changes in customer requirements more quickly;
☐	take advantage of acquisition and other opportunities more readily; and
☐	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

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

Although we have quality assurance practices in place to ensure good product quality, defects still may be found in the future in our future products.

End-users could lose their confidence in our products and/or our company if they unexpectedly use defective products or use our products improperly. This could result in loss of revenue, loss of profit margin, or loss of market share.

We have limited experience manufacturing our products in large-scale commercial quantities, and we face a number of manufacturing risks that may adversely affect our manufacturing abilities which could delay, prevent or impair our growth.

Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements, and managing manufacturing costs. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.  We currently utilize two companies for manufacturing, which has not begun on a large scale yet. We utilize Alfred Manufacturing for the injection molding of the SOBRcheck™ device, and Nova Engineering for the assembly, packaging, and shipping of the device. If this facility, or any of our future manufacturing facilities, suffers damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•

quality and reliability of components, sub-assemblies and materials that we source from third- party suppliers, who are required to meet our quality specifications, almost all of whom are single source suppliers for the items and materials that they supply;

•	our inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•	our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
•	our failure to increase production capacity or volumes to meet demand;
•	potential risks associated with disruptions in our supply chain, such as on account of the COVID- 19 pandemic or other macroeconomic events;
•	lead times associated with securing key components;
•

our inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and

•	difficulty identifying and qualifying, and obtaining new regulatory approvals, for alternative suppliers for components in a timely manner.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although some future products may share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

Because our technology is innovative and disruptive, we may require additional time to enter the market due to the need to further discover the profile companies within our target markets.

Our products are new to the marketplace. As a result, we will need time to penetrate our target markets by furthering developing the profile companies that could benefit the most from our products and technology.  If we are not successful in discovering these companies it could greatly slow our growth and adversely impact our financial condition.

We are currently only selling our products through direct sales and will need time to develop relationships with distributors in order to properly grow the market for our products.

We currently rely on our direct sales force to sell our products to targeted industries. This limits our ability to grow. We are working on developing relationships with targeted distributors in our target companies’ industries, but this will take time.  Any failure to maintain and grow our direct sales force and distributor relationships could harm our business. The members of our direct sales force are adequately trained and possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully instill such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.

In order to generate future growth, we plan to continue to significantly expand and leverage our commercial infrastructure to increase our customer base and increase adoption by existing customers to drive our growth. Identifying and recruiting qualified sales and marketing professionals and training them on our products and on our internal policies and procedures requires significant time, expense, and attention. It can take several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing products or treatments that can utilize independent third parties, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time or timely reduce fixed costs, could have material adverse effect on our business, financial condition and results of operations.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend, to a significant extent, on our ability to expand our sales and marketing and educational efforts. We plan to dedicate significant resources to our sales and marketing and educational programs. Our business may be harmed if these efforts and expenditures do not generate a corresponding increase in revenue. If we fail to successfully promote our products in a cost-effective manner, we may fail to attract or retain the market acceptance necessary to realize a sufficient return on our promotional and educational efforts, or to achieve broad adoption of our products.

 We need to ensure strong product performance and reliability to maintain and grow our business.

We need to maintain and, if needed, improve the performance and reliability of our products to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. In addition, our SOBRsafe™ technology, and the software and hardware incorporated into our SOBRcheck™ and SOBRsure™ devices may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems.

Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal information, including health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. If we or our third-party consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. The COVID-19 pandemic has generally increased the risk of cybersecurity intrusions. Our reliance on internet technology and the number of our employees who are working remotely may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition and results of operations.

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

We currently have one “use” patent covering the SOBRSafe™ alcohol detection system and/or the SOBR devices and two provisional patents pending with the USPTO. These are not patents over the components of the device, but instead covering the use of those components in the SOBR device. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

☐	Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;
☐	Issued patents may not provide us with any competitive advantages;
☐	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
☐	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
☐	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we concluded in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in all of our quarterly and annual reports since evaluations and disclosure regarding our internal controls became required disclosure, that we have material weaknesses in our internal controls. Enhancements, modifications, and changes to our internal controls are necessary in order to eliminate these weaknesses. As of December 31, 2021, the specific weaknesses our management has identified include: (i) we do not have sufficient segregation of duties within our accounting functions, (ii) we have not documented our internal controls, and (iii) effective controls over the control environment were not maintained. See “Internal Control Over Financial Reporting”, herein. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we continue to fail to maintain an effective system of internal controls we may be unable to produce reliable, timely financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

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

While management may seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our company and our stock price would be negatively impacted.

We may take actions that will not require our stockholders’ approval.

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

Our analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”. In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding the company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of such “due diligence investigation” to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our company and the trading price of our stock.

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

We are subject to the significant influence of one of our current stockholders, and their interests may not always coincide with those of our other stockholders.

Gary Graham, currently beneficially owns approximately 43% of our outstanding common stock. As a result, Mr. Graham is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Graham may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

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

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on OTC Markets under the symbol “SOBR”. There is only limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market.  The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 2,500 square feet, are located at 6400 S. Fiddlers Green Circle, Suite 525, Greenwood Village, Colorado 80111.  We lease this space under a month-to-month lease for approximately $7,000 per month. We do not own our own manufacturing facility but plan to outsource with third party manufacturing companies for our manufacturing.

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2021. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on a national exchange, rather, they are currently quoted on OTC Markets’ OTCQB-tier under the symbol “SOBR.”  We were quoted on OTC Markets on March 18, 2009 and quoted on OTCQB in November 16, 2020.  The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2021 and 2020, as best we could estimate from publicly-available information.    The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.  The below information has been adjusted for our 1-for-33.26 reverse split of our common stock that went effective on OTC Markets at the open of market on June 8, 2020.  On December 31, 2021, the closing price for one share of our common stock was $2.97.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2020	First Quarter	$2.66	$1.08
	Second Quarter	$3.00	$1.14
	Third Quarter	$3.99	$1.90
	Fourth Quarter	$3.00	$2.50

2021	First Quarter	$6.00	$2.20
	Second Quarter	$3.95	$2.20
	Third Quarter	$4.00	$2.50
	Fourth Quarter	$5.00	$2.50

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

Holders

As of December 31, 2021, there were 26,335,665 shares of our common stock outstanding held by approximately 175 holders of record and numerous shares held in brokerage accounts.

Stock Options, Restricted Stock Units, Warrants and Convertible Debentures

In connection with hiring Mr. Wenzel in January 2022, we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, we issued Mr. Wenzel: (i) incentive stock options under our 2019 Equity Incentive Plan to acquire 200,000 shares of our common stock, at an exercise price of $2.585, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), with the stock options to vest in 8 equal quarterly installments of 25,000 shares during the two-year term of the Employment Agreement, with a ten year term, and (ii) 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, which will vest upon the end of any relevant lockup period involving Company securities owned by Mr. Wenzel after we uplist to a national exchange (i.e. Nasdaq).

On October 18, 2021, we entered into an Executive Employment Agreement with Michael Watson (the “Watson Agreement”) to serve as our Executive Vice President of Sales and Marketing and Revenue Officer.  Under the terms of the Watson Agreement, we issued Mr. Watson incentive stock options under our 2019 Equity Incentive Plan to acquire up to 250,000 shares of our common stock at $3.07 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period.

 On August 17, 2021, we entered into an Executive Employment Agreement with Scott Bennett (the “Bennett Agreement”) to serve as our Executive Vice President of Business Operations beginning on October 18, 2021.  Under the terms of the Bennett Agreement, we issued Mr. Bennett incentive stock options under our 2019 Equity Incentive Plan to acquire up to 100,000 shares of our common stock at $3.07 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period, and (ii) 50,000 restricted stock units under our 2019 Equity Incentive Stock Plan, which will vest upon the earlier of (a) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (b) January 1, 2023.

Prior to hiring Mr. Bennett as an executive officer, Mr. Bennett was granted (i) 10,000 restricted stock units pursuant to a prior consulting arrangement with us, and (ii) a stock option to acquire 100,000 shares of our common stock at an exercise price of $3.37 under a prior employment agreement with us.  The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplist of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.  The stock options were also issued under our 2019 Equity Incentive Plan and vest in equal installments, monthly over a thirty six (36) month period beginning May 17, 2021.

On September 28, 2021, we closed a financing transaction with the Armistice Capital Master Fund Ltd. (the “Purchaser”). Under the terms of the financing, we received $2,500,000 from the Purchaser and in exchange issued the Purchaser an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,780 (the “Debenture”) and a Common Stock Purchase Warrant to purchase up to 1,219,512 shares of our common stock. The Debenture is convertible: (a) voluntarily by the Purchaser at any time into shares of our common stock at the lesser of (i) 100% of the closing price our common stock on the trading day immediate prior to the Closing Date under the Debenture, or (ii) 75% of the average VWAP of our common stock (representing a 25% discount) during the 5 trading day period immediately prior to the applicable conversion date (on an as adjusted basis giving effect to any splits, dividend and the like during such 5 Trading Day period) (the “Conversion Price”), or (b) automatically upon the occurrence of a Qualified Offering (as defined in the Debenture) into shares of our common stock at the lesser of: (i) the Conversion Price or (ii) 75% of the offering price of the securities offered in the Qualified Offering. The Debenture matures on March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture, and contains industry standard default and other provisions. The description of the Debenture set forth in this Annual Report is qualified in its entirety by reference to the full text of that document, which is incorporated herein as Exhibit 10.17. The Warrant is exercisable at any time in the next five (5) years into shares of our common at an exercise price of $2.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $1.00 per share. The Warrant contains a cashless exercise provision but only in the event we fail to have an effective registration statement registering the shares underlying the Warrant at any time beginning six (6) months from the date of the Warrant. The description of the Warrant set forth in this Annual Report is qualified in its entirety by reference to the full text of that document, which is incorporated herein as Exhibit 10.18. In connection with the financing transaction we entered into a Securities Purchase Agreement and Registration Rights Agreement with the Purchaser, both with standard industry terms. The descriptions of the Securities Purchase Agreement and Registration Rights Agreement set forth in this Annual Report are qualified in their entirety by reference to the full text of those documents, which are incorporated herein as Exhibit 10.19 and Exhibit 10.20, respectively.

A Registration Statement on Form S-1 registering the shares of common stock underlying the Purchaser’s Debenture and Common Stock Purchase Warrant went effective with the Securities and Exchange Commission on February 11, 2022. The Registration Rights Agreement requires us to register for resale, and maintain effectiveness of such Registration Statement, for all the registrable securities under the terms of the Debenture and Warrant, within defined time frames. In the event we failed to meet the Registration Rights Agreement requirements, until the date causing such event of noncompliance is cured, we are obligated to pay the Purchaser, as partial liquidated damages, an amount equal to the product of 2% of the principal amount of the Debenture not to exceed 24% of the aggregate principal amount of the Debenture.  If we fail to pay the liquidated damages within seven days after the date payable, we are required to pay interest at 18% until such amounts are paid in full. Although we completed the Registration Statement filings required, we did not meet the filing date requirements.  The filing date requirements were cured in February 2022.  Total unpaid damages and estimated related costs of approximately $189,700, are included in accrued expenses at December 31, 2021.

The Registration Rights Agreement requires us to register for resale, and maintain effectiveness of such Registration Statement, for all the registrable securities under the terms of the Debenture and Warrant, within defined time frames. In the event we failed to meet the Registration Rights Agreement requirements, until the date causing such event of noncompliance is cured, we are obligated to pay the Purchaser, as partial liquidated damages, an amount equal to the product of 2% of the principal amount of the Debenture not to exceed 24% of the aggregate principal amount of the Debenture.  If we fail to pay the liquidated damages within seven days after the date payable, we are required to pay interest at 18% until such amounts are paid in full. Although we completed the Registration Statement filings required, we did not meet the filing date requirements.  The filing date requirements were cured in February 2022.  Total unpaid damages and estimated related costs of approximately $189,700, are included in accrued expenses at December 31, 2021.

From March 2021 through May 31, 2021, we conducted a “Unit” offering under Rule 506 of Regulation D, with each Unit consisting of a $50,000 principal amount convertible debenture (the “Secured Debentures”) and a warrant (the “Warrant”) to purchase 25,000 shares of our common stock.  The Secured Debentures mature two (2) years after issuance. The Secured Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock closes at or above $6.00 per share on NASDAQ for five (5) consecutive trading days.  Interest on each investor’s Secured Debenture accrues at a rate of 12% per annum, beginning on the date we have access to the investor’s funds. At the date of their investment in the Offering, investors elected to have the interest due under the Secured Debenture paid in cash monthly or have the interest accrue and be payable on the maturity date of the Secured Debenture.  For investors that elect to accrue the interest due under the Secured Debenture, the interest will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The Secured Debentures will be convertible at any time, and from time to time, beginning on the date of issuance, into shares of our common stock. The Secured Debentures will be convertible at Three Dollars ($3.00) per share; provided, however, that the right of conversion will be limited by the terms of the Secured Debentures to the extent necessary to ensure that each Debenture holder will never beneficially own more than 4.9% of our class of common stock at any one time while any portion of the holder’s Debenture remains outstanding.  The repayment of the Secured Debentures is secured by our current patent and patent applications.  The Warrant attached to each Unit gives the investor the right to purchase Twenty-Five (25,000) shares of our common stock.  The Warrants are exercisable at any time, and from time to time, beginning on the date of issuance and expiring two (2) years after issuance, into shares of our common stock at an exercise price of Three Dollars ($3.00) per share.  In the event our common stock closes at or above $6.00 per share on NASDAQ for five (5) consecutive trading days then we have the right to notify the holder of the Warrants that we plan to purchase the Warrants for $0.10 each, which begins a sixty (60) day period for the holder to exercise the Warrants or we may purchase them for $0.10 each. Under this offering, we issued secured convertible promissory notes totaling $2,005,000 to 25 non-affiliated investors, and one then-affiliate investor – Mr. Ford Fay, one of our directors ($50,000) and additional investors that are now affiliates - Mr. James Bardy (through an entity he controls entitled Financial House, LLC) ($100,000) and Mr. Scott Bennett, our Executive Vice-President of Operations ($50,000), and warrants to purchase 1,002,500 shares of our common stock with the notes and warrants having the terms described above.

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

On October 25, 2019, we granted Charles Bennington, one of our officers and directors at the time, an option to acquire 24,053 shares of our common stock under our 2019 Equity Incentive Plan. The stock option had an exercise price of $0.2634 and vested quarterly over a one-year period commencing January 1, 2020. Mr. Bennington exercised the option in full in December 2021.

On October 25, 2019, we granted Nick Noceti, our Chief Financial Officer at the time, an option to acquire 24,053 shares of the Company’s common stock under our 2019 Equity Incentive Plan. The stock option had an exercise price of $0.2634 and vested quarterly over a two-year period commencing January 1, 2020. Mr. Noceti’s stock option was not exercised prior to the termination date and expired in accordance with its terms in 2021.

On October 25, 2019, we granted Gary Graham, one of our directors at the time, an option to acquire 24,053 shares of our common stock under our 2019 Equity Incentive Plan. The stock option had an exercise price of $0.2634 and vested quarterly over a one-year period commencing January 1, 2020. Mr. Graham exercised the option in full in December 2021.

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

On October 27, 2019, we entered into a patent purchase agreement under which the Company granted stock options to a non-affiliated party to acquire 96,212 shares of our common stock at an exercise price of $1.039 and vested upon grant. The stock option has a five-year term. As of December 31, 2020, 45,906 of these stock options have been exercised and 50,305 remain unexercised.

Dividends

There have been no cash dividends declared on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Common stock dividends are not limited and are declared at the sole discretion of our Board of Directors.

Our Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The Preferred shareholders will participate in any common stock dividends on an as converted basis. During the years ended December 31, 2021 and 2020, $0 and $107,880, respectively, in dividends were declared for holders of our 8% Series A-1 Convertible Preferred stock. The $107,880 in dividends were paid through the issuance of 43,169 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 24, 2019, our 2019 Equity Incentive Plan went effective. The plan was approved by our Board of Directors and the holders of a majority of our voting stock on September 9, 2019. The plan’s number of authorized shares was originally 3,848,467. On January 7, 2022, the holders of a majority of our voting stock approved an amendment to the Plan that increased the number of shares authorized under the Plan to 5,200,000.  As of December 31, 2021, there were stock options granted to acquire 3,109,763 shares of common stock at a weighted exercise price of $1.13 per share under the plan. As of December 31, 2021, the plan had 1,856,521 vested shares and 1,253,242 non-vested shares underlying the stock options. As of December 31, 2021, options to acquire 73,106 shares of our common stock had been exercised under the Plan the shares of common stock issued to the holder.  As of December 31, 2021, we had granted 450,756 restricted stock units under the Plan, with 400,756 unvested and 50,000 vested.  The stock options and restricted stock units are held by our officers, directors and certain key employees and consultants.

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

As of August 20, 2021, we did not have any shares of Series A-1 Convertible Preferred Stock outstanding.

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

As of December 31, 2021 and December 31, 2020, we had no issued shares of Series A Convertible Preferred stock.

On March 1, 2022, we entered in to Share Exchange Agreements with David Gandini, one of our officers and directors, and Gary Graham, our largest shareholder, to exchange 1,000,000 and 2,000,000 shares of our common stock into 1,000,000 shares and 2,000,000 shares of our Series B Preferred Stock, respectively.  These stock exchanges of common stock for preferred stock were done as conditions of our planned underwritten offering and planned listing on Nasdaq.  The shares of our Series B Convertible Preferred Stock have liquidation preference over our common stock, receive dividends in pari passu with our common stockholders, are convertible into shares of our common stock on a 1-for-1 basis, and vote on an “as converted” basis.

Purchases of Equity Securities

During the year ended December 31, 2021, we did not purchase any of our equity securities.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Reverse Stock Splits

At the open of market on June 8, 2020, our 1-for-33.26 reverse split of our common stock went effective with OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

On January 7, 2022, our stockholders approved an amendment to our Articles of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on NASDAQ, with the exact ratio to be determined by our Board of Directors at the appropriate time.  Our discussion and analysis have not been adjusted for the planned reverse stock split since the included financial statements have not been adjusted for the planned reverse stock split.

Overview

We intend to provide companies with non-invasive technology to identify potential alcohol issues quickly and safely with its employees or contractors, that if left undetected could cause injury or death. These technologies will be integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefit for our customers, and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRSafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has anticipated applications in commercial vehicle fleets, manufacturing and warehousing, construction, school buses, and for youth drivers in a wearable form. We believe that uniform daily use of our device could result in material insurance savings across Workers’ Comp, general liability and fleet policies.

We have successfully completed several pilot testing programs involving our SOBRcheck™ device, which is our first device that has our scalable, patent-pending SOBRSafe™ software platform for non-invasive alcohol detection and identity verification.  These pilot programs have provided validation of both our SOBRSafe™ software platform and our SOBRcheck™ device.  As a result, we have now progressed to commercial production of our first SOBRcheck™ devices which we began using for our initial customers.  At the end of 2021, we had several customers in the sales cycle, but our SOBRcheck™ devices were not delivered to them until January 2022.  As a result, we will not invoice these customers or receive any revenue from the customers until the first quarter of 2022. The timing of our commercial launch of our SOBRcheck™ device has been delayed several times in 2021 primarily as a result of our pursuit of adequate financing (since obtained), signing up pilot customers to test our device (which was more difficult over the summer due to travel schedules, etc. of some of our target customers), and some supply chain issues largely caused by the COVID-19 pandemic.   In addition, during the pilot testing of our SOBRcheck™ device we discovered that alcohol-based hand sanitizer caused false readings by the device.  In response to this discovery, we have made adjustments to the analytics in our SOBRSafe™ technology and added a required protocol of not utilizing alcohol-based sanitizers to our protocols for using the SOBRcheck™ device.

Our second device, a wearable wristband (SOBRsure™), utilizes the same SOBRsafe™ sensor technology, which proved out during the SOBRcheck™ pilot tests. The primary intended application for this band is for young individual drivers and commercial fleet management, with an additional potential application in managed care/alcohol rehabilitation. We plan for the wearable band to be commercially available in August 2022.

Manufacturing and assembly of our SOBRcheck™ device will take place in the United States. We currently utilize two companies for manufacturing of the SOBRcheck™ device.  We do not have agreements in place with these companies and we operate with them on a purchase order/payment basis. We supply a purchase order, which they fulfill, and then they send us an invoice.

Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses; among those we are currently exploring include possible integrations with existing telematics systems, and it could be licensed by non-competitive third parties. Currently, our plan is to deploy our SOBRSafe™ technology in two initial devices: the SOBRcheck™ system and the wearable band (SOBRsure™).

 On January 15, 2021, we initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $3 per share, and a Warrant to purchase 25,000 shares of the Company’s common stock at $3 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance.  The Offering closed on May 31, 2021 and raised $2,005,000.

On September 28, 2021 we closed the sale of a convertible debenture and issued warrants that raised $2,225,000 of net proceeds after debt issuance costs.  The debenture is for a face amount $3,048,781 with an Original Issue Discount of 18% and due March 27, 2022, if not converted.

We deployed the net funding we received from the 2021 financing ($4.2M) to develop the business for a national rollout of our devices. The funds are being deployed to bolster and expedite product development (SOBRcheck™ and SOBRsure™ ), deploy sales and marketing initiatives to develop the SOBR brand and grow the business and expand the employee base in correlation with customer and technology development.  We believe the remaining funds from the 2021 financing will be sufficient to fund our 2022 operations for approximately four (4) months.  We will need additional financing to fund our operations in 2022 after approximately four (4) months.

Additional capital may be required under the following circumstances, 1) accelerated customer acquisition increasing capital outlay, 2) advanced purchasing of materials due to COVID backlog, 3) acquisition of new technology, 4) potential acquisition of a key asset, and 5) global expansion.

Corporate Overview

We were incorporated under the name Imagine Media, Ltd. in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009. On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (“TBT”), a California corporation, from TBT’s directors in exchange for 124,439 shares of our common stock.

On January 17, 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc.

On January 31, 2012, we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 109,979 shares of our common stock.

With the acquisitions in September 2011 and January 2012 of TBT common stock, we own approximately 99% of the outstanding shares of TBT.

As a result of the acquisitions, TBT’s business is our business, and, unless otherwise indicated, any references to the “Company,” “we” or “us” include the business and operations of TBT.

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

Our corporate offices are located at 6400 S. Fiddlers Green Circle, Suite 525, Greenwood Village, CO 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our results of operations; and
o	analyzes our financial condition and the results of our operations for the year ended December 31, 2021 and year ended December 31, 2020.

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Summary of Results of Operations

	Year Ended December 31,
	2021	2020
Revenue	$-	$-

Operating expenses:

General and administrative	3,882,706	2,003,107
Stock-based compensation expense	473,748	273,443
Research and development	1,198,780	633,050
Loss on disposal of property and equipment	-	39,434
Asset impairment adjustment	-	25,320,555
Total operating expenses	5,555,234	28,269,589

Operating loss	(5,555,234)	(28,269,589)

Other income (expense):
Loss on extinguishment of debt, net	-	(224,166)
Gain (loss) on fair value adjustment – derivatives	(60,000)	60,650
Interest expense	(1,420,063)	(141,512)
Amortization of interest – conversion feature	(835,081)	(1,407,675)
Total other expense, net	(2,315,144)	(1,712,703)

Net loss	$(7,870,378)	$(29,982,292)

The asset impairment adjustment classified as an operating expense herein was previously reported as other expense, net. As a result, the operating loss previously reported for the year ended December 31, 2020 was understated by $25,320,555 and total other expenses, net was overstated by the same amount. The error had no effect on the net loss for the year ended December 31, 2020.

Operating Loss; Net Loss

Our net loss decreased by $22,111,914 from $29,982,292 to $7,870,378 from the year ended December 31, 2020 compared to the year ended December 31, 2021. The change in our net loss and operating loss for the year ended December 31, 2021, compared to the prior year, is primarily a result of an asset impairment expense recognized in 2020 related to the assets acquired from IDTEC. No similar asset impairment expense occurred during the year ended December 31, 2021. This decrease in expense attributed the asset impairment adjustment from 2020 has been offset by increases in our general and administrative expense, stock-based compensation expense, research and development expense and net increases in other expense items including interest expense and fair value adjustments, offset by decreases in extinguishment of debt and amortization of interest. The changes are detailed below.

Revenue

We have not had any revenues since our inception. Since September 2011, we have been involved in the development of our patented SOBR® Safe™ system, including, but not limited to, the developing, testing and marketing of SOBR®check™, our unique alcohol sensor technology. Although we have not had any sales through 2021, at the end of 2021, we had several customers in the sales cycle, but our SOBRcheck™ devices were not delivered to them until January 2022.  As a result, we will not invoice these customers or receive any revenue until the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $1,879,599, from $2,003,107 for the year ended December 31, 2020 to $3,882,706 for the year ended December 31, 2021, primarily due to increases in payroll expense, insurance, travel, facilities rents, marketing and promotion, and legal, accounting, registration rights damages and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense of $473,748 for the year ended December 31, 2021, compared to $273,443 for the year ended December 31, 2020. The stock-based compensation expense in 2021 was related to the issuance of our common stock and restricted stock units as compensation to certain consultants and employees.

Research and Development

Research and development increased by $565,730, to $1,198,780 for the year ended December 31, 2021, compared to $633,050 for the year ended December 31, 2020. The increase in research and development was due to the continued  develop of our SOBRsafe™ technology , including, but not limited to, the developing and testing of our SOBRcheck™ and SOBRsure ™ devices.

Asset Impairment Adjustment

We had an asset impairment adjustment of $25,320,555 in the year ended December 31, 2020. We did not have an asset impairment adjustment in the year ended December 31, 2021. The asset impairment adjustment in 2020 was related to the value of the stock we issued to IDTEC that was attributed to the robotic assets we acquired from IDTEC versus the value of the assets. When we negotiated the transaction with IDTEC in early-to-mid-2019, we agreed to issue IDTEC 12,000,000 shares of our common stock (post-split) in exchange for the assets they were transferring to us at the close of the transaction. At the time we negotiated the transaction and signed the Asset Purchase Agreement, our common stock was trading at a lower price than what it was trading at when we closed the transaction and issued the shares. As a result, during the year ended December 31, 2020, we impaired the value of the robotic assets we received in the transaction.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net was $0 for the year ended December 31, 2021, compared to $224,166 for the year ended December 31, 2020. This decrease was due to a conversion of several notes payable into shares of our common stock during the year ended December 31, 2020, and none during the year ended December 31, 2021.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a loss of ($60,000) for the year ended December 31, 2021, compared to a gain of $60,650 for the year ended December 31, 2020. The amounts are related to having outstanding financial instruments that contain an embedded derivative liability. The gain or loss related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense increased by $1,278,551, from $141,512 for the year ended December 31, 2020 to $1,420,063 for the year ended December 31, 2021. For both years, these amounts are largely due to the interest on outstanding debt. The increase between the years is primarily related to approximately $5,000,000 of debt obligations incurred in 2021 to fund operations.

Amortization of Interest – Conversion Features

During the year ended December 31, 2021, we had amortization of interest – conversion features expense of $835,081 compared to $1,407,675 during the year ended December 31, 2020. The expense for both periods were related to the amortized discount on convertible notes payable.

Liquidity and Capital Resources for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Introduction

During the years ended December 31, 2021 and 2020, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2021 is $882,268 and our current monthly operating cash flow burn rate is approximately $230,000. As a result, we do not have short term cash needs, but need to raise additional funds to finance our long-term business plans. Our cash needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future satisfying these needs through the proceeds generated from the sales of our securities.

As a result, the Company is in the process of preparing an offering for the sale of its common stock in 2022 and has entered into an agreement with an underwriter planned to raise a minimum of $15,000,000 gross proceeds to finance our long-term business plans.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2021 and as of December 31, 2020, respectively, are as follows:

	December 31, 2021	December 31, 2020	Change

Cash	$882,268	$232,842	$649,426
Total Current Assets	$934,282	$348,072	$586,210
Total Assets	$4,209,215	$3,986,573	$222,642
Total Current Liabilities	$3,981,935	$922,089	$3,059,846
Total Liabilities	$4,692,808	$947,089	$3,745,719

Our current assets and total assets increased as of December 31, 2021, as compared to December 31, 2020, primarily due to us having more cash on hand at December 31, 2021, as a result of debt issued during the year ended December 31, 2021.

Our current liabilities increased as of December 31, 2021, as compared to December 31, 2020. This increase was primarily due to increases in accounts payable, accrued expenses, accrued interest payable, derivative liability and convertible debenture payable, partially offset by a decrease in common stock subscriptions payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $3,688,302 for the year ended December 31, 2021, as compared to net cash used in operating activities of $2,191,533 for the year ended December 31, 2020. For the year ended December 31, 2021, the net cash used in operating activities consisted primarily of our net loss of $7,870,378 offset by depreciation and amortization of $385,464, change in fair value of derivative liability of $60,000, amortization of interest – conversion feature of $835,081, amortization of interest of $1,231,661, stock options expense of $723,262, and stock-based compensation expense of $473,748, and changes in our assets and liabilities of inventory of ($39,461), prepaid expenses of $42,585, other assets of ($21,896), accounts payable of $168,842, accrued expenses of $150,865, accrued interest payable of $117,666, and related party payables of $54,259. For the year ended December 31, 2020, the net cash used in operating activities consisted primarily of our net loss of $29,982,292 and change in fair value of derivative liability of $60,650, offset by a loss on debt extinguishment, net of $224,166, depreciation and amortization of $232,194, amortization of interest – beneficial conversion feature of $1,407,675, loss on disposal of property and equipment of $39,434, stock warrants expense of $219,670, stock options expense of $239,478, stock-based compensation expense of $54,283, amortization of interest of $8,656 and asset impairment adjustment of $25,320,555, and changes in our assets and liabilities of prepaid expenses of $3,515, other assets of ($8,680), accounts payable of $113,158, accrued expenses of ($4,666), accrued interest payable of $26,677, and related party payables of ($24,706).

Investments

We had no cash provided by or used for investing activities during the year ended December 31, 2021. During the year ended December 31, 2020 cash was provided by the disposal of property and equipment of $951.

Financing

Our net cash provided by financing activities for the year ended December 31, 2021 was $4,337,728, compared to $1,741,665 for the year ended December 31, 2020. For the year ended December 31, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $1,005,000, proceeds from notes payable – related parties of $1,030,000, repayments of notes payable-related parties of ($30,000), proceeds from convertible debenture payable of $2,500,000, debt issuance costs of ($275,000), proceeds from the exercise of stock warrants $88,470, and proceeds from the exercise of stock options of $19,258. For the year ended December 31, 2020, our net cash from financing activities consisted of proceeds from offering of preferred stock – related parties of $1,700,000, and proceeds from notes payable – non-related parties of $41,665.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it could have an adverse effect on our results of future operations, financial position, and liquidity in fiscal year 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash.  The Company maintains its cash at one domestic financial institution.  The Company is exposed to credit risk in the event of a default by the financial institution to the extent that cash is in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company places its cash with high-credit quality financial institutions and are managed within established guidelines to mitigate risk.  To date, the Company has not experienced any loss on its cash.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718 Share-based Compensation (“ASC 718”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of awards granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Recent Issued Accounting Guidance

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

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Penny Stock Rules / Section 15(g) of the Exchange Act

Our shares may be considered penny stock covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors who are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 (including spouse's net worth and may include the fair market value of home furnishings and automobiles, but excluding from the calculation the value any primary residence and the related amount of any indebtedness on primary residence up to the fair market value of the primary residence (any indebtedness that exceeds the fair market value of the primary residence must be deducted from net worth calculation)) or annual income exceeding $200,000 or $300,000 jointly with their spouses.

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules. Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination and that it is unlawful to effect the transaction without written authorization for the transaction from the customer.

The application of the penny stock rules may affect your ability to resell your shares due to broker-dealer reluctance to undertake the above-described regulatory burdens.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2021 and 2020.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assesses the effectiveness of our internal control over financial reporting on a quarterly basis, with the most recent assessment being conducted as of December 31, 2021. In making these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. While we have recently hired a Chief Financial Officer to support our Chief Executive Officer who previously served as our Chief Financial Officer, and have recently appointed a member to our Board of Directors with significant accounting experience, we realize there is an inherent weakness with only 1-2 individuals being responsible for our accounting and the preparation of our financial statements. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result, we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements, our lack of internal controls could lead to a delay in our reporting obligations. We are required to provide written documentation of key internal controls over financial reporting. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors only recently appointed a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Until these issues are rectified our management believes these deficiencies have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hired a new Chief Financial Officer in January 2022, a Vice President of Finance and Accounting in February 2022, and appointed an independent member to our Board of Directors with significant accounting experience in December 2021 who is the chairperson of the audit committee of our Board of Directors. These new hires and appointment will significantly decrease the risk associated with the identified material weaknesses including segregation of duties, design and documentation of internal controls. However, we need to hire additional qualified and experienced personnel to assist us in further remedying these material weaknesses, especially with our transactional accounting and the preparation of our financial statements. To that end, if we are successful in raising additional financing, we plan to hire additional qualified individuals whose primary job responsibilities will be performing our accounting functions and preparing our financial statements, as well as performing other accounting-related functions, such as oversight.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 11, 2022, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)
Kevin Moore	60	Director

David Gandini	64	Chief Executive Officer, Secretary, Chairman of the Board, and Director

Jerry Wenzel	67	Chief Financial Officer

Ford Fay	61	Independent Director

J. Steven Beabout	67	Independent Director (Chairperson of Compensation Committee)

James Bardy	68	Independent Director

Sandy Shoemaker	53	Independent Director (Chairperson of Audit Committee)

Scott Bennett	61	Executive Vice President of Business Operations

Michael Watson	59	Executive Vice President of Sales and Marketing and Revenue Officer

Kevin Moore has served on our Board of Directors since November 2019 and served as our Chief Executive Officer from October 2019 to October 2021. Prior to his appointment as our Chief Executive Officer, Mr. Moore has been a private investor. From 2017 to 2019, Mr. Moore was the President of Moore Holdings, Inc. and Managing Member of Vans Silver Peaks, LLC. From 2014 to 2017, Mr. Moore was the Managing Member of Vans Equipment Denver LLC, Managing Member of Vans Equipment South LLC, Managing Member of Vans Silver Peaks LLC, and President of Moore Holdings, Inc. The Vans equipment companies are heavy equipment sale and rental companies, which initially started as a "greenfield" project during the Great Recession and grew to a very successful multi-location business serving the Colorado region. Prior to 2014, Mr. Moore was the President of Moore Holdings, Inc. and Managing Member of Vans Silver Peaks, LLC. Prior to joining Van’s Equipment Company, Mr. Moore was the Chief Executive Officer and owner of Summit Quality, an international quality management and sales organization that secured over $50 million per year in revenue for its clients. Prior to that endeavor, Mr. Moore was the Chief Executive Officer and owner of Automotive Testing Technologies. While in this position, he led a team that quadrupled testing revenue in four years, and then successfully sold the business to a competitor. Mr. Moore is currently an active business and real estate investor through Moore Holdings Incorporated.

Mr. Moore serves on the Board of Directors for SOBRSafe, Four Seasons Golf, RDM Holdings and the Shining Stars Foundation. He also participates in the University of Colorado MBA mentorship program and established the Shining Stars Young Adult mentorship program that supports young adults’ social and professional aspirations in a positive manner.

We had an Employment Agreement with Mr. Moore. Under the terms of his Employment Agreement, Mr. Moore served as our Chief Executive Officer until October 18, 2021. Under the terms of his Employment Agreement, Mr. Moore performed services for us that are customary and usual for a chief executive officer of a company for October 2019, November 2019 and December 2019, in exchange for: (i) 24,053 shares of our common stock per month, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten year term.

David Gandini has served as our Chief Executive Officer since October 18, 2021 and on our Board of Directors since November 2019. Mr. Gandini has been consulting regarding our business development since December 2018. Since September 2018, Mr. Gandini has also been a managing partner with First Capital Advisory Services, where he is responsible for capital creation, new business acquisition, business strategy and development, and partnership revenue generation. From 2014 to August 2017, Mr. Gandini was President of Alchemy Plastics, Inc., Englewood Colorado where he was responsible for US manufacturing, sales, and strategic partnerships. From 2001 until 2014, when the company was acquired, Mr. Gandini served as the President of IPS Denver, a bank card personalization and packaging entity where he managed the company and market transformations to become a leader in the U.S. secured gift market space with revenues of $46M. Prior to his engagement at IPS, Mr. Gandini was the Chief Operations Officer at First World Communications, a major U.S. Internet and Data Center provider, and participated in its successful IPO in 2000 raising over $200M. Previously, Mr. Gandini founded Pace Network Services providing carrier SS7 signaling to U.S. long distance providers and facilitated a successful exit to ICG Communications on the heels of co-founding Detroit based Digital Signal in the fiber optic long haul market sector where me managed a successful exit to SP Telecom.

Mr. Gandini graduated from Michigan State University with a degree in Telecommunications. He was a scholarship NCAA Division Hockey athlete, a member of the US Junior National Team, and a US Junior All American.

We have an Employment Agreement with Mr. Gandini. Under the terms of his Employment Agreement, Mr. Gandini served as our Chief Revenue Officer until October 24, 2021, at which time he transitioned and started working as our Chief Executive Officer under the terms of the same Employment Agreement. The Employment Agreement continues through October 24, 2022, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Gandini will perform services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) an annual base salary of $185,000, (ii) sales bonuses based on the Company’s sales, (iii) an incentive stock options under our 2019 Equity Compensation Plan to acquire 721,588 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 20,045 shares during the three-year term of the Gandini Agreement, and (iv) an aggregate of 240,530 additional option shares (the “Pre-Vesting Option Shares”) shall vest as follows: 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019, shall vest on November 1, 2019; and (ii) the remaining 40,091 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten year term.

This Employment Agreement still governs our relationship with Mr. Gandini even though he has been appointed as our Chief Executive Officer, effective October 18, 2021.  The Compensation Committee of our Board of Directors is working with Mr. Gandini on a new agreement but it has not been completed.

Jerry Wenzel has served as our Chief Financial Officer since January 2022.  With more than 40 years of leadership experience in financial management and reporting, public accounting and auditing, Mr. Wenzel brings to SOBRsafe the ideal skillset for a growing public company. Prior to SOBRsafe, Mr. Wenzel was a partner in the firm B2BCFO® from 2018 through 2021, providing strategic financial leadership to business owners regarding growth and transaction opportunities. From 2016 to 2018, he was the Chief Financial Officer for PRIDE Centric Resources, Inc., a national commercial food service equipment buying group. In this position Jerry was responsible for all financial reporting responsibilities, including vendor rebate programs, cash management, internal controls and reporting to the Audit Committee and Board of Directors.

From 1998 to 2016, Mr. Wenzel served as Chief Financial Officer for several manufacturing businesses and a residential real estate franchisee serving Colorado. Prior to his Chief Financial Officer positions, Mr. Wenzel was an audit and consulting partner in two Denver-based practices and a national CPA firm.

Mr. Wenzel has been a Certified Public Accountant since 1980 and earned his Bachelor of Science degree in Accountancy from the University of Wisconsin-LaCrosse.  Mr. Wenzel is a member of the American Institute of Certified Public Accountants (AICPA) and Colorado Society of CPAs (CSCPA) and past member of the AICPA SEC Division for Firms Peer Review Committee and CSCPA Quality Review Board.

In connection with hiring Mr. Wenzel we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, Mr. Wenzel will serve as our Chief Financial Officer until January 1, 2024, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Wenzel will perform services for us that are customary and usual for a chief financial officer of a company, in exchange for: (i) an annual base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 200,000 shares of our common stock, at an exercise price of $2.585, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), with the stock options to vest in 8 equal quarterly installments of 25,000 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, which will vest upon the end of any relevant lockup period involving Company securities owned by Mr. Wenzel after we uplist to a national exchange (i.e. Nasdaq).

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

J. Steven Beabout has served as a member of our Board of Directors since August 2020 and serves as the Chairperson of the Compensation Committee of our Board of Directors. Since 2018, Mr. Beabout has been consulting with various startup companies and involved in real estate investing. From 2016-2018, Mr. Beabout was General Counsel of Tectonic, LLC, a SaaS company specializing in big data analytics and customer relationship management (CRM). In this position, Mr. Beabout was in charge of Tectonic’s legal department and negotiated deals with large companies like Coca-Cola, Anhueser-Busch and Wyndham Hotels. From 1996 to 2015, Mr. Beabout was General Counsel and a member of the strategic management team (executive vice-president) of Starz, a company listed on NASDAQ that competes with HBO and Netflix. During his time there, Mr. Beabout assisted with other key management personnel to grow the business from a start-up with $100M in losses to a multi-billion dollar public company. As part of strategic management team, Mr. Beabout was involved in the company’s strategic business decisions and as General Counsel he was responsible for all legal aspects of business, including, but not limited to, negotiation of billion dollar plus contacts with major studios (Universal, Disney and Sony), and distributors (Comcast, Time- Warner, DIRECTV, DISH Networks, Netflix, etc.), human resources and related matters, general corporate matters, post-IPO public board matters, and reviewing filings with the Securities and Exchange Commission.

James Bardy has served as a member of our Board of Directors since August 2021. In 1989, Mr. Bardy formed Continental Services, where he currently serves as Executive Chairman of the Board. Continental Services is currently Michigan’s largest food management company, employing over 1,000 people and providing a wide range of custom dining, refreshment services and catering solutions through an impressive lineup of brands. Over the company’s 32-year history, Mr. Bardy has identified, negotiated, structured, financed, closed and successfully integrated 23 acquisitions. Mr. Bardy also applies his minor in Agribusiness to his North Florida cattle ranch, Great Mark Western, where 1,800 head of cattle are bred, raised managed and marketed specifically to high-end restaurant and food service clients. Mr. Bardy received his Bachelor of Science, Marketing and Transportation Major, Agribusiness Minor from Michigan State University.

Sandy Shoemaker has served as a member of our Board of Directors since December 2021 and serves as Chairperson of the audit committee of our Board of Directors. Ms. Shoemaker retired from public accounting in June 2021 to focus on consulting with small-medium sized companies. She was a partner in the audit service area of EKS&H/Plante Moran and was involved in public accounting since 1990, serving publicly traded and privately held companies. She led the EKS&H SEC practice for several years. Ms. Shoemaker’s experience includes initial and secondary public offerings, reverse mergers, annual and quarterly audits/reviews of public companies, responses to SEC comment letters, assisting with implementation of new accounting pronouncements, business acquisitions, stock-based compensation, and internal controls. Ms. Shoemaker has provided services to companies in the various industries such as bio-tech, franchising, distribution, manufacturing, medical-device, restaurants and real estate industries. She also has extensive experience in working with employee-owned companies.  Ms. Shoemaker has numerous professional affiliations including, but limited to, American Institute of Certified Public Accountants (AICPA), the Colorado Society of Certified Public Accountants (CSCPA), and the National Center for Employee Ownership (NCEO). Ms. Shoemaker received her B.S. in Accounting, graduating cum laude, from Southwest Missouri State University.

Scott Bennett has served as our Executive Vice President, Business Operations since October 2021. Prior to joining SOBRsafe, Mr. Bennett co-founded cybersecurity firm GBprotect in 2001, and served as its COO from 2017 to 2019 until its successful sale to Nuspire in 2019. After the sale to Nuspire, Mr. Bennett stayed on with Nuspire as its Vice President, Service Operations from 2019 to 2020.  In this position he was responsible for maintaining the legacy client base and was a key contributor to the integration strategy of all personnel and the migration of the legacy client base.  In addition to his technical contributions to GBprotect, Mr. Bennett was also responsible for key business functions such as quality assurance, inventory management and customer service. Mr. Bennett previously served as CTO/CISO of fintech businesses Catalyst Card Company from 2013 to 2017 and Integrated Printing Solutions from 2004 to 2013. Mr. Bennett has also been the principal owner of The Bennett Group from 2001 to 2021.  The Bennett Group provides consulting services to developing business organizations at both start-up and established corporate environments in the areas of compliance, data architecture, quality management, integration, and general business operations.  Mr. Bennett earned his bachelor’s degree in Telecommunications Management from Michigan State University.

Michael Watson has served as our Executive Vice President of Sales and Marketing and Revenue Officer since October 2021. From 2013 to October 2021, Mr. Watson was the Executive Vice President Business Development and Chief Innovative Officer at Phoenix Innovate, a marketing company specializing in end-to-end marketing services from research to tactical execution, where he worked as a member of the senior leadership team to identify and execute operational improvements and culture development.  In his positions, he also identified and pursued acquisition targets and monitored and analyzed sales and marketing activity against goals including impact on overall corporate profitability.  From 1992 to 2011, Mr. Watson was the Senior Vice President of BUDCO, a marketing consulting company specializing in strategic execution.  His primary job responsibilities at BUDCO involved providing leadership and direction, including budgeting and profitability, to three sales directors focusing on automotive, healthcare, food and beverage and consumer markets. While at BUDCO he grew the company’s national account team by 490% over 5 years by implementing a healthcare diversification strategy which resulted in the company’s revenue moving from 80% automotive to 40% automotive.  Mr. Watson was also responsible for inventing, developing, and marketing a health insurance dependent audit product which was responsible for over $18 million in revenue during the first 24 months of implementation and quadrupled the size of the company’s call center division.  Mr. Watson is also a professor/instructor at Oakland University in Rochester Hills, Michigan where he teaches MGT 3000 to upper classmen in the School of Business.

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

Committees

Our Board of Directors held three meetings during the year ended December 31, 2021, which occurred on April 27, 2021, August 9, 2021 and December 7, 2021. All other proceedings of the Board of Directors for the year ended December 31, 2021 were conducted by resolutions consented to in writing and filed with the minutes of the proceedings of our Board of Directors. Our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker and Ford Fay.  Our Board of Directors does not have a nominating committee. We also do not have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have a nominating committee because it believes that the functions of such a committee can be adequately performed by the Board of Directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it has an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, namely Sandy Shoemaker who serves as the Chairperson of the audit committee of our Board of Directors.

Nomination Procedures For Appointment of Directors

As of December 31, 2021, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
David Gandini	0	0	0
Kevin Moore	0	0	0
Ford Fay	0	0	1
Steven Beabout	0	0	0
James Bardy	0	0	0
Sandy Shoemaker	0	0	1
Michael Watson	0	0	1
Scott Bennett	0	0	1

ITEM 11 ‑ EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2021,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2021 and 2020, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2021, 2020, and 2019 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kevin Moore, Former CEO (2)	2021	185,500		-0-	(3)	43,804	(4)	-0-	-0-	-0-	-0-		229,304	(4)
	2020	213,000		-0-		-0-		-0-	-0-	-0-	-0-		213,000
	2019	39,508		-0-		-0-		240,779	-0-	-0-	-0-		280,287

David Gandini, CEO, CFO	2021	210,000		-0-	(6)	43,804	(7)	-0-	-0-	-0-	-0-		253,804	(7)
and Secretary (5)	2020	185,000		-0-		-0-		-0-	-0-	-0-	-0-		185,000
	2019	29,417		-0-		-0-		215,018	-0-	-0-	-0-		244,435

Scott Bennett, EVP of Bus Ops(8)	2021	89,167		-0-		45,532	(9)	540,706	-0-	-0-	-0-		675,405	(9)

Michael Watson, EVP of Sales & Marketing(10)	2021	39,824		-0-		-0-		687,639	-0-	-0-	-0-		727,463

Dean Watson, Former CTO(11)	2021	138,472		-0-		-0-		-0-	-0-	-0-	-0-		138,472
	2020	43,750		-0-		-0-		-0-	-0-	-0-	-0-		43,750

Charles Bennington	2020	50,000	(13)	-0-		-0-		-0-	-0-	-0-	-0-		50,000	(13)
Former Chief Executive	2019	-0-		-0-		-0-		4,163	-0-	-0-	60,000	(14)	64,163
Officer, CFO, and Secretary (12)

Nick Noceti, Former CFO (15)	2020	16,500	(16)	-0-		-0-		-0-	-0-	-0-	-0-		16,500	(16)
	2019	-0-		-0-		-0-		4,163	-0-	-0-	66,000	(16)	70,163	(16)

(1)	Includes amounts paid and/or accrued.
(2)	Mr. Moore was appointed as our Chief Executive Officer on October 25, 2019 and resigned as our Chief Executive Officer effective October 18, 2021.
(3)	Since Mr. Moore received Restricted Stock Units in lieu of a cash bonus, his bonus amount is set forth under “Stock Awards” in the above table.
(4)

Includes 62,878 Restricted Stock Units under our 2019 Equity Incentive Plan, which were issued to Mr. Moore in lieu of $185,500 executive bonus he earned for 2020.  The RSUs were valued based on the fair market value of our common stock on the date of grant.

(5)	Mr. Gandini was appointed as our Chief Executive Officer in October 2021. Mr. Gandini previously served as our Chief Revenue Officer and Chief Financial Officer.
(6)	Since Mr. Gandini received Restricted Stock Units in lieu of a cash bonus, his bonus amount is set forth under “Stock Awards” in the above table.
(7)

Includes 62,878 Restricted Stock Units under our 2019 Equity Incentive Plan, which were issued to Mr. Moore in lieu of $185,500 executive bonus he earned for 2020.The RSUs were valued based on the fair market value of our common stock on the date of grant.

(8)	Mr. Bennett was hired as our Executive Vice President of Business Operations in October 2021.
(9)	Includes the value of 60,000 Restricted Stock Units based on fair market value of our common stock on the dates of grant.
(10)	Mr. Watson was hired as our Executive Vice President of Sales and Marketing in October 2021.
(11)	Dean Watson was terminated effective August 20, 2021.
(12)	Mr. Bennington resigned as our Chief Executive Officer on October 25, 2019 and resigned as our President and Secretary on June 5, 2020.
(13)	Includes amounts paid to Mr. Bennington as compensation for serving on our Board of Directors and as a consultant.
(14)	Amounts accrued for Mr. Bennington’s role on the Board of Directors
(15)	Nick Noceti was appointed to the role of CFO in 2018 and resigned effective June 5, 2020.
(16)	Includes amounts paid for accounting services.

Employment Contracts

In connection with hiring Mr. Wenzel we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, Mr. Wenzel will serve as our Chief Financial Officer until January 1, 2024, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Wenzel will perform services for us that are customary and usual for a chief financial officer of a company, in exchange for: (i) an annual base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 200,000 shares of our common stock, at an exercise price of $2.585, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), with the stock options to vest in 8 equal quarterly installments of 25,000 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, which will vest upon the end of any relevant lockup period involving Company securities owned by Mr. Wenzel after we uplist to a national exchange (i.e. Nasdaq).

On October 18, 2021, we entered into an Executive Employment Agreement with Michael Watson (the “Watson Agreement”) to serve as our Executive Vice President of Sales and Marketing and Revenue Officer.  Under the terms of the Watson Agreement, Mr. Watson performs services for us that are customary and usual for a EVP of sales and marketing of a company, in exchange for: (i) a base salary of $175,000 and his eligible to participate in any executive bonus plans, with a target bonus of $75,000, and (ii)incentive stock options under our 2019 Equity Incentive Plan to acquire up to 250,000 shares of our common stock at $3.07 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period. The Watson Agreement is for a two year term.

On August 17, 2021, we entered into an Executive Employment Agreement with Scott Bennett (the “Bennett Agreement”) to serve as our Executive Vice President of Business Operations beginning on October 18, 2021.  Under the terms of the Bennett Agreement, Mr. Bennett performs services for us that are customary and usual for a EVP of business operations of a company, in exchange for: (i) a base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire up to 100,000 shares of our common stock at $3.07 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period, and (iii) 50,000 restricted stock units under our 2019 Equity Incentive Stock Plan, which will vest upon the earlier of (a) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (b) January 1, 2023. The Bennett Agreement is for a two year term.

Prior to hiring Mr. Bennett has an executive officer, Mr. Bennett was granted (i) 10,000 restricted stock units pursuant to a prior consulting arrangement with us, and (ii) a stock option to acquire 100,000 shares of our common stock at an exercise price of $3.37 under a prior employment agreement with us.  The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.  The stock options were also issued under our 2019 Equity Incentive Plan and vest in equal installments, monthly over a thirty six (36) month period beginning May 17, 2021.

On October 25, 2019, we entered into an Employment Agreement with Mr. Kevin Moore to serve as our Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore served as our Chief Executive Officer until October 18, 2021. Under the terms of the Moore Agreement, Mr. Moore performed services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) 24,053 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten year term.

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

The foregoing description of the key terms of the above-agreements is qualified in its entirety by the full text of the related documents, which incorporated herein as Exhibit 10.8 – 10.10 to this Prospectus.

Director Compensation

The following table sets forth director compensation for 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles Bennington(1)	-0-	-0-	-0-		-0-	-0-	-0-	-0-

David Gandini	-0-	-0-	-0-		-0-	-0-	-0-	-0-

Kevin Moore	-0-	-0-	-0-		-0-	-0-	-0-	-0-

Ford Fay	-0-	-0-	75,999	(2)	-0-	-0-	-0-	75,999	(2)

Steven Beabout	-0-	-0-	-0-		-0-	-0-	-0-	-0-

James Bardy(3)	-0-	-0-	-0-		-0-	-0-	-0-	-0-

Sandy Shoemaker(4)	-0-	-0-	224,485	(5)	-0-	-0-	-0-	224,485	(5)

(1)	Mr. Bennington resigned from our Board of Directors in 2021.

(2)	In 2021, Mr. Fay was granted stock options to acquire 25,000 shares of our common stock.

(3)	Mr. Bardy joined our Board of Directors in August 2021.

(4)	Ms. Shoemaker joined our Board of Directors in December 2021.

(5)	Ms. Shoemaker was granted stock options to acquire 75,000 shares of our common stock, largely due to her agreeing to Chair the Audit Committee of our Board of Directors.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive restricted stock units or stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) or the Compensation Committee of our Board of Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kevin Moore(1)(3)	764,348	0	293,981	$0.2635	November 25, 2029 (1)	0	0	62,878	186,748

David Gandini(2)	761,675	0	200,441	$0.2635	November 1, 2029 (2)	0	0	62,878	186,748

Scott Bennett	37,500	0	162,500	$3.08-3.38	May 17, 2031-October 11, 2031	0	0	60,000	178,200

Michael Watson	31,250	0	218,750	$3.08	October 11, 2031	0	0	0	0

(1)

Under the terms of Mr. Moore’s stock option grant, the options expire ten (10) years from the date of vesting. His options vest in equal installments monthly over a three year period. As a result, the first 29,398 monthly options vested on November 25, 2019 and expire on November 25, 2029.

(2)

Under the terms of Mr. Gandini’s stock option grant, the options expire ten (10) years from the date of vesting. Mr. Gandini had 200,439 options vest on November 1, 2019. As a result, those initial options expire on November 1, 2029.

(3)	Mr. Moore resigned as our Chief Executive Officer effective October 18, 2021.

Aggregated Option Exercises

No option exercises during the year ended December 31, 2021 by our named executive officers.

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

Our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker and Ford Fay.  Our Board of Directors does not have nominating committee performing similar functions. We also do not have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have nominating because it believes that the functions of such a committee can be adequately performed by the Board of Directors.

Currently, four of our directors are considered independent, namely Steven Beabout, Ford Fay, James Bardy, and Sandy Shoemaker. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

ITEM 12 ‑ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 11, 2022, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)

Common Stock	Kevin Moore (3)	Director	836,507	(4)	3.5%

Common Stock	David Gandini (3)	CEO, Secretary and Director	1,878,703	(5)	7.5%

Common Stock	Michael Watson(3)	EVP/Revenue Officer	31,250	(6)	<1%

Common Stock	Scott Bennett(3)	EVP Sales & Marketing	79,167	(7)	<1%

Common Stock	Jerry Wenzel	CFO	0	(8)	0%

Common Stock	James Bardy (3)	Director	83,334	(9)	<1%

Common Stock	Ford Fay (3)	Director	85,417	(10)	<1%

Common Stock	Steven Beabout (3)	Director	226,631	(11)	<1%

Common Stock	Sandy Shoemaker (3)	Director	12,500	(14)	<1%

Common Stock	Gary Graham 6400 S. Fiddlers Green Circle, Suite 525 Greenwood Village, CO 80111	5% Holder	11,105,469	(12)	43.7%

Common Stock	Michael A. Lanphere 400 N. Tustin Ave., Suite 225 Santa Ana, CA 92705	5% Holder	2,900,224		11.0%

	All Officers and Directors as a Group (9 persons)		3,233,509	(13)	12.43%

(1)

Unless otherwise indicated, based on 23,409,415 shares of Common Stock issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 885 Arapahoe Road, Boulder, Colorado 80302.

(3)	Indicates one of our officers or directors.

(4)

Includes vested stock options to acquire 764,348, shares of our Common Stock at an exercise price of $0.2634 per share. Does not include 62,878 restricted stock units owned by Mr. Moore since those restricted stock units have not vested.

(5)

Includes vested stock options to acquire 761,675 shares of our Common Stock at an exercise price of $0.2634 per share. Includes 1,000,000 shares of Series B Preferred Stock, which converts into 1,000,000 shares of our common stock and vote on an as converted basis.  Does not include 62,878 restricted stock units owned by Mr. Gandini since those restricted stock units have not vested.

(6)	Includes vested stock options to acquire 31,250 shares of our Common Stock at an exercise price of $3.08 per share.

(7)

Includes shares of our common stock underlying (i) a $50,000 convertible debenture, convertible at $3.00 per share (16,667 shares) and (ii) 25,000 shares underlying a warrant exercisable at $3.00 per share.  Includes vested stock options to acquire 37,500  shares of our common stock at an exercise prices from $3.080 of $3.377 per share. Does not include 60,000 restricted stock units owned by Mr. Bennett since those restricted stock units have not vested.

(8)

In connection with Mr. Wenzel’s hiring as our Chief Financial Officer, he was granted incentive stock options to acquire 200,000 shares of our common stock and 50,000 Restricted Stock Units under  our 2019 Equity Incentive Plan.  However, none of those securities have vested so they are not included in the ownership of Mr. Wenzel.

(9)

Includes shares of our common stock underlying (i) a $100,000 convertible debenture, convertible at $3.00 per share (33,334 shares) and (ii) 50,000 shares underlying a warrant exercisable at $3.00 per share. The debenture and the warrant are held in the name of Financial House, LLC. Mr. Bardy is the principal owner of Financial House, LLC.

(10)

Includes vested stock options to acquire 25,000 shares of our Common Stock at an exercise price of $0.2635 per share, which have a 5-year term. Includes vested stock options to acquire 18,750 shares of our common stock at an exercise price of $3.432 per share. Also includes: (i) 16,667 shares of our common stock underlying a $50,000 principal amount convertible promissory note, convertible into shares of our common stock at $3.00 per share, and (ii) 25,000 shares of our common stock underlying a warrant, exercisable at $3.00 per share.

(11)

The shares in the above table are held in the name of C&S Trust, a trust controlled by Kathren Beabout, who is Mr. Beabout’s spouse. Mr. Beabout’s children are the beneficiaries of C&S Trust. Mr. Beabout also has interests in IDTEC, LLC and SOBR Safe, LLC, both of which own shares of our common stock. Mr. Beabout does not have a controlling interest in either entity so the stock owned by those entities is not reflected in his ownership. Does not include 165,000 restricted stock units owned by Mr. Beabout since those restricted stock units have not vested.

(12)

Includes vested stock options to acquire 24,053 shares of our Common Stock at an exercise price of $0.2634 per share. Includes shares owned in the name of IDTEC, LLC and SOBR Safe, LLC, both of which are controlled by a limited liability company that is controlled by Mr. Graham. IDTEC, LLC and SOBR Safe, LLC, invested in over $4.2M in exchange for the securities issued to those entities. Includes 2,000,000 shares of Series B Preferred Stock owned by IDTEC, LLC, which converts into 2,000,000 shares of our common stock and vote on an as converted basis.

(13)

Includes an aggregate of 1,431,864 vested options to purchase our Common Stock, 66,668 shares of our Common Stock underlying an aggregate of $200,000 principal amount convertible debentures, that are owned by our officers and directors, 100,000 shares underlying three warrants held by our officers and directors, and 1,000,000 shares of our Series B Preferred Stock owned by our officers and directors, which amount is also added to our outstanding Common Stock for the percentage calculation.

(14)	Includes vested stock options to acquire 12,500 shares of our Common Stock at an exercise price of $3.355 per share, which have a 10- year term.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. We are not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. We do not have an investment advisor.

There are no current arrangements which will result in a change in control.

ITEM 13 ‑ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Contracts

In connection with hiring Mr. Wenzel in January 2022, we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, Mr. Wenzel will serve as our Chief Financial Officer until January 1, 2024, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Wenzel will perform services for us that are customary and usual for a chief financial officer of a company, in exchange for: (i) an annual base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 200,000 shares of our common stock, at an exercise price of $2.585, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), with the stock options to vest in 8 equal quarterly installments of 25,000 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, which will vest upon the end of any relevant lockup period involving Company securities owned by Mr. Wenzel after we uplist to a national exchange (i.e. Nasdaq).

On October 18, 2021, we entered into an Executive Employment Agreement with Michael Watson (the “Watson Agreement”) to serve as our Executive Vice President of Sales and Marketing and Revenue Officer.  Under the terms of the Watson Agreement, Mr. Watson performs services for us that are customary and usual for a EVP of sales and marketing of a company, in exchange for: (i) a base salary of $175,000 and his eligible to participate in any executive bonus plans, with a target bonus of $75,000, and (ii)incentive stock options under our 2019 Equity Incentive Plan to acquire up to 250,000 shares of our common stock at $3.07 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period. The Watson Agreement is for a two year term.

On August 17, 2021, we entered into an Executive Employment Agreement with Scott Bennett (the “Bennett Agreement”) to serve as our Executive Vice President of Business Operations beginning on October 18, 2021.  Under the terms of the Bennett Agreement, Mr. Bennett performs services for us that are customary and usual for a EVP of business operations of a company, in exchange for: (i) a base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire up to 100,000 shares of our common stock at $3.07 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period, and (iii) 50,000 restricted stock units under our 2019 Equity Incentive Stock Plan, which will vest upon the earlier of (a) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (b) January 1, 2023. The Bennett Agreement is for a two year term.

Prior to hiring Mr. Bennett has an executive officer, Mr. Bennett was granted (i) 10,000 restricted stock units pursuant to a prior consulting arrangement with us, and (ii) a stock option to acquire 100,000 shares of our common stock at an exercise price of $3.37 under a prior employment agreement with us.  The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplift of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023.  The stock options were also issued under our 2019 Equity Incentive Plan and vest in equal installments, monthly over a thirty six (36) month period beginning May 17, 2021.

On October 25, 2019, we entered into an Employment Agreement with Mr. Kevin Moore to serve as our Chief Executive Officer (the “Moore Agreement”). Under the terms of the Moore Agreement, Mr. Moore served as our Chief Executive Officer until October 18, 2021. Under the terms of the Moore Agreement, Mr. Moore performs services for us that are customary and usual for a chief executive officer of a company, in exchange for: (i) 24,053 shares of our common stock per month until the IDTEC Transaction closes, (ii) thereafter, an annual base salary of $213,000, (iii) sales bonuses based on the Company’s sales, and (iv) an incentive stock options under our 2019 Equity Compensation Plan to acquire 1,058,329 shares of our common stock, at an exercise price of $0.2634, which is equal to 110% of the fair market value of our common stock on October 25, 2019, with the stock options to vest in 36 equal monthly installments of 29,398 shares during the three-year term of the Moore Agreement. The stock options have a ten year term.

On October 30, 2021, we entered into a Transition Agreement with Kevin Moore which replaced the Moore Agreement. Under the Transition Agreement, Mr. Moore resigned as our Chief Executive Officer, was appointed as a Special Advisor, agreed to a reduced salary of $4,000 per month, and is allowed to continue vesting in his stock options and restricted stock units until such time he is no longer employed by us as a Special Advisor. We also are continuing to pay Mr. Moore’s health benefits and agreed that he could participate in any bonus plan payments for 2021, on a pro rata basis based on the time he spent in 2021 as our Chief Executive Officer.

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

Other Agreements

On March 1, 2022, we entered in to Share Exchange Agreements with David Gandini, one of our officers and directors, and Gary Graham, our largest shareholder, to exchange 1,000,000 and 2,000,000 shares of our common stock into 1,000,000 shares and 2,000,000 shares of our Series B Preferred Stock, respectively.  These stock exchanges of common stock for preferred stock were done as conditions of our planned underwritten offering and planned listing on Nasdaq.  The shares of our Series B Convertible Preferred Stock have liquidation preference over our common stock, receive dividends in pari passu with our common stockholders, are convertible into shares of our common stock on a 1-for-1 basis, and vote on an “as converted” basis.

On December 7, 2021, in exchange for Sandy Shoemaker agreeing to serve on our Board of Directors, we issued Sandy Shoemaker options to acquire 25,000 shares of our common stock under our 2019 Equity Incentive Plan, at an exercise price of $3.355 per shares and vest equally over one year.

On December 7, 2021, in exchange for Sandy Shoemaker agreeing to chair the Audit Committee of our Board of Directors we issued Sandy Shoemaker options to acquire 50,000 shares of our common stock under our 2019 Equity Incentive Plan, at an exercise price of $3.355 per shares and vest equally over two years.

From March 2021 through May 31, 2021, we conducted a “Unit” offering under Rule 506 of Regulation D, with each Unit consisting of a $50,000 principal amount convertible debenture (the “Secured Debentures”) and a warrant (the “Warrant”) to purchase 25,000 shares of our common stock.  The Secured Debentures mature two (2) years after issuance. The Secured Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock closes at or above $6.00 per share on NASDAQ for five (5) consecutive trading days.  Interest on each investor’s Secured Debenture accrues at a rate of 12% per annum, beginning on the date we have access to the investor’s funds. At the date of their investment in the Offering, investors elected to have the interest due under the Secured Debenture paid in cash monthly or have the interest accrue and be payable on the maturity date of the Secured Debenture.  For investors that elect to accrue the interest due under the Secured Debenture, the interest will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The Secured Debentures will be convertible at any time, and from time to time, beginning on the date of issuance, into shares of our common stock. The Secured Debentures will be convertible at Three Dollars ($3.00) per share; provided, however, that the right of conversion will be limited by the terms of the Secured Debentures to the extent necessary to ensure that each Debenture holder will never beneficially own more than 4.9% of our class of common stock at any one time while any portion of the holder’s Debenture remains outstanding.  The repayment of the Secured Debentures is secured by our current patent and patent applications.  The Warrant attached to each Unit gives the investor the right to purchase Twenty Five (25,000) shares of our common stock.  The Warrants are exercisable at any time, and from time to time, beginning on the date of issuance and expiring two (2) years after issuance, into shares of our common stock at an exercise price of Three Dollars ($3.00) per share.  In the event our common stock closes at or above $6.00 per share on NASDAQ for five (5) consecutive trading days then we have the right to notify the holder of the Warrants that we plan to purchase the Warrants for $0.10 each, which begins a sixty (60) day period for the holder to exercise the Warrants or we may purchase them for $0.10 each.  Under this offering, we issued secured convertible promissory notes totaling $2,005,000 to 25 non-affiliated investors, and one then-affiliate investor – Mr. Ford Fay, one of our directors ($50,000) and additional investors that are now affiliates - Mr. James Bardy (through an entity he controls entitled Financial House, LLC) ($100,000) and Mr. Scott Bennett, our Executive Vice-President of Operations ($50,000), and warrants to purchase 1,002,500 shares of our common stock with the notes and warrants having the terms described above.

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

On April 7, 2020, we issued 6,831 shares of our common stock to Charles Bennington, one of our then directors and a former executive officer, in exchange for amounts due for Board of Director fees included in accounts payable. The amount of the debt reduction, and therefore the purchase price of the shares, was $9,656. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor is on our Board of Directors, is a sophisticated investor and familiar with our operations.

On or about August 28, 2019, we issued 420,927 shares of our common stock to Charles Bennington, one of our then current directors, pursuant to the terms of a Common Stock Purchase Agreement under which Bennington agreed to forgive $595,000 in accrued salary we owed to him in exchange for the shares. The shares were issued with a standard restrictive legend.

Corporate Governance

As of December 31, 2021, our Board of Directors consisted of David Gandini, Kevin Moore, Ford Fay, Steven Beabout, James Bardy, and Sandy Shoemaker. As of December 31, 2021, four of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Ford Fay, Steven Beabout, James Bardy, and Sandy Shoemaker. Our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker and Ford Fay.  Our Board of Directors does not have nominating committee performing similar functions. We also do not have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have nominating because it believes that the functions of such a committee can be adequately performed by the Board of Directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2021 and December 31, 2020 for professional services rendered by Macias, Gini, & O’Connell, LLP, independent registered public accounting firm, for the audit for the years ended December 31, 2021 December 31, 2020, quarterly reviews of our interim consolidated financial statements in 2021 and 2020 and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Audit Fees	$126,126	$78,320
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$126,126	$78,320

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee of our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Audit Committee of our Board of Directors before the respective services were rendered.

The Audit Committee of our Board of Directors has considered the nature and amount of fees billed by and Macias, Gini, & O’Connell, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Macias, Gini, & O’Connell, LLP’s independence.

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

(a) Exhibits

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

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16 (11)	Advisory Agreement with Steven Beabout dated October 9, 2020

10.17 (12)	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021

10.18 (12)	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021

10.19 (12)	Securities Purchase Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021

10.20 (12)	Registration Rights Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021

10.21 (13)	“Form of” Secured Convertible Debenture issued by SOBR Safe, Inc. in $2M Regulation D Offering

10.22 (13)	“Form of” Warrant issued by SOBR Safe, Inc. in Regulation D Offering

10.23 (14)	Transition Agreement by and between SOBR Safe, Inc. and Kevin Moore dated October 30, 2021

10.24(15)	Executive Employment Agreement with Scott Bennett dated August 17, 2021

10.25(15)	Executive Employment Agreement with Michael Watson dated October 11, 2021

10.27 (16)	Executive Employment Agreement with Gerard Wenzel dated January 1, 2022

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Commission on May 26, 2020

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(11)	Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the Commission on June 30, 2021

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 1, 2021

(13)	Incorporated by reference from Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on December 1, 2021

(14)	Incorporated by reference from Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on December 20, 2021.

(15)	Incorporated by reference from Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on January 19, 2022.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 19, 2022.

(b) Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBR Safe, Inc.

Dated: March 11, 2022	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer, Principal Executive Officer, and Secretary

Dated: March 11, 2022		/s/ Jerry Wenzel
	By:	Jerry Wenzel
	Its:	Chief Financial Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2022	By:	/s/ Jerry Wenzel
Jerry Wenzel, Chief Financial Officer, Principal Financial Officer

Dated: March 11, 2022	By:	/s/ David Gandini
David Gandini, Chief Executive Officer, Principal Executive Officer, and Director

Dated: March 11, 2022	By:	/s/ Ford Fay
Ford Fay, Director

Dated: March 11, 2022	By:	/s/ Steven Beabout
Steven Beabout, Director

Dated: March 11, 2022	By:	/s/ James Bardy
James Bardy, Director

Dated: March 11, 2022	By:	/s/ Kevin Moore
Kevin Moore, Director

Dated: March 11, 2022	By:	/s/ Sandy Shoemaker
Sandy Shoemaker, Director, Chairperson of Audit Committee

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

(PCAOB Number 324)

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SOBR Safe, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood, will be required to make significant future expenditures in connection with continuing marketing efforts along with general and administrative expenses. As of December 31, 2021, the Company has an accumulated deficit of approximately $57,472,000. During the year ended December 31, 2021, the Company also experienced negative cash flows from operating activities of approximately $3,688,000. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Derivative Liability

As of December 31, 2021, the Company has a derivative liability balance of $1,040,000 and recorded a loss from change in fair value of derivative liabilities of $60,000 during the year ended December 31, 2021. The derivative liability activity comes from convertible notes payable. The Company analyzed the conversion features and warrants of the various note agreements for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes payable are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the notes and recorded a derivative liability.

Auditing the Company’s valuation of this derivative is challenging as the Company uses complex valuation methodologies that incorporate significant assumptions which include the discount rate and forecasted volatility of the Company’s common stock price. The valuation includes assumptions about economic and market conditions with uncertain future outcomes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included obtaining an understanding of the Company’s controls relating to the valuation of the derivative liability, such as management’s review of the valuation models, the underlying assumptions used in the model and the related accounting conclusions.

To test the valuation of the derivative liability, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the discount rate that was adjusted for the Company’s credit risk to the interest rates on comparable debt instruments, and we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data. We involved professionals with specialized skill and knowledge to assist in our evaluation of the significant assumptions and methodologies used by the Company. Lastly, we also evaluated the Company’s financial statement disclosures related to these matters.

We have served as SOBR Safe, Inc.’s auditor since 2018.

/s/ Macias Gini & O’Connell LLP

Irvine, CA

March 11, 2022

SOBR SAFE, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS

Current assets
Cash	$882,268	$232,842
Inventory	39,461	-
Prepaid expenses	12,553	115,230
Total current assets	934,282	348,072

SOBR Safe Intellectual Technology, net of accumulated amortization of $610,318 and $224,854 at December 31, 2021 and December 31, 2020, respectively	3,244,357	3,629,821

Other assets	30,576	8,680
Total Assets	$4,209,215	$3,986,573

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$270,150	$101,308
Accrued expenses	463,900	313,035
Accrued interest payable	252,110	134,444
Related party payables	82,883	28,624
Common stock subscriptions payable	-	253,685
Derivative liability	1,040,000	-
Convertible debenture payable
* Includes unamortized debt discount related to warrants, beneficial conversion feature and embedded conversion feature of $1,291,882 and none at December 31, 2021 and December 31, 2020, respectively	1,756,899 *	-
Current portion notes payable - related parties	11,810	11,810
Current portion notes payable - non-related parties	104,183	79,183
Total current liabilities	3,981,935	922,089

Notes payable -related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of $645,547 and none at December 31, 2021 and December 31, 2020, respectively	354,453 *	-
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of $648,580 and none at December 31, 2021 and December 31, 2020, respectively	356,420 *	25,000

Total Liabilities	4,692,808	947,089
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 19,300,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 26,335,665 and 25,922,034 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	263	260
Additional paid-in capital	57,041,272	52,693,974
Accumulated deficit	(57,471,492)	(49,601,220)
Total SOBR Safe, Inc. stockholders' equity (deficit)	(429,957)	3,093,014
Noncontrolling interest	(53,636)	(53,530)

Total Stockholders' Equity (Deficit)	(483,593)	3,039,484

Total Liabilities and Stockholders' Equity (Deficit)	$4,209,215	$3,986,573

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,	December 31,
	2021	2020
		(as restated)
Revenues	$-	$-

Operating expenses:
General and administrative	3,882,706	2,003,107
Stock-based compensation expense	473,748	273,443
Research and development	1,198,780	633,050
Loss on disposal of property and equipment	-	39,434
Asset impairment adjustment	-	25,320,555
Total operating expenses	5,555,234	28,269,589

Loss from operations	(5,555,234)	(28,269,589)

Other income (expense):
Loss on debt extinguishment, net	-	(224,166)
Gain (loss) on fair value adjustment - derivatives	(60,000)	60,650
Interest expense	(1,420,063)	(141,512)
Amortization of interest - beneficial conversion feature	(835,081)	(1,407,675)
Total other expense, net	(2,315,144)	(1,712,703)

Loss before provision for income taxes	(7,870,378)	(29,982,292)

Provision for income tax	-	-

Net loss	(7,870,378)	(29,982,292)
Net loss attributable to
noncontrolling interest	106	120
Net loss attributable
to SOBR Safe, Inc.	(7,870,272)	(29,982,172)
Dividends on convertible preferred stock	-	(107,880)
Net loss attributable to common stockholders	$(7,870,272)	$(30,090,052)

Basic and diluted loss per common share	$(0.30)	$(1.95)

Weighted average number of
common shares outstanding	25,975,847	15,399,208

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock				Stockholders' Equity (Deficit)		Total
		Amount		Amount	Additional	Accumulated	SOBR		Stockholders'
	Shares	($0.00001 Par)	Shares	($0.00001 Par)	Paid-in Capital	Deficit	Safe, Inc.	Noncontrolling Interest	Equity (Deficit)

Balances at January 1, 2020	6,452,993	$65	-	$-	$15,971,392	$(19,511,168)	$(3,539,711)	$(53,410)	$(3,593,121)
Common stock issued for compensation	1,025	-	-	-	20,800	-	20,800	-	20,800
Common stock issued for executive compensation	72,159	1	-	-	76,479	-	76,480	-	76,480
Common stock issued due to stock warrants exercise	454,097	4	-	-	65,724	-	65,728	-	65,728
Common stock issued for asset purchase	12,000,000	120	-	-	27,119,880	-	27,120,000	-	27,120,000
Common stock issued to settle accounts payable and accrued expenses	159,395	2	-	-	265,675	-	265,677	-	265,677
Common stock issued to settle related party payables	260,150	3	-	-	579,811	-	579,814	-	579,814
Common stock issued to settle related party debt	648,739	6	-	-	826,958	-	826,964	-	826,964
Common stock issued to settle non-related party debt	70,448	1	-	-	166,525	-	166,526	-	166,526
Common stock issued upon conversion of related party debt and accrued interest	3,103,028	31	-	-	1,551,483	-	1,551,514	-	1,551,514
Common stock issued upon conversion of convertible preferred stock to common stock	2,700,000	27	(2,700,000)	(27)	-	-	-	-	-
Series A-1 Convertible Preferred stock issued for cash	-	-	2,700,000	27	2,699,973	-	2,700,000	-	2,700,000
Paid-in capital - fair value of stock options vested	-	-	-	-	239,476	-	239,476	-	239,476
Paid-in capital - fair value of stock warrants granted	-	-	-	-	915,124	-	915,124	-	915,124
Paid-in capital - gain on related party payables conversion	-	-	-	-	272,299	-	272,299	-	272,299
Paid-in capital - gain on related party debt conversion	-	-	-	-	124,291	-	124,291	-	124,291
Paid-in capital - loss on debt extinguishment	-	-	-	-	390,409	-	390,409	-	390,409
Paid-in capital - beneficial conversion feature	-	-	-	-	1,407,675	-	1,407,675	-	1,407,675
Dividends - Series A-1 Convertible Preferred stock	-	-	-	-	-	(107,880)	(107,880)	-	(107,880)
Net loss	-	-	-	-	-	(29,982,172)	(29,982,172)	(120)	(29,982,292)
Balances at December 31, 2020	25,922,034	$260	-	$-	$52,693,974	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	43,169	-	-	-	107,880	-	107,880	-	107,880
Common stock issued for facility lease	16,000	-	-	-	49,600	-	49,600	-	49,600
Common stock issued to settle common stock subscriptions payable	104,418	1	-	-	145,804	-	145,805	-	145,805
Common stock issued upon exercise of stock warrants	176,938	1	-	-	88,469	-	88,470	-	88,470
Common stock issued upon exercise of stock options	73,106	1	-	-	19,257	-	19,258	-	19,258
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	1,087,318	-	1,087,318	-	1,087,318
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	1,939,756	-	1,939,756	-	1,939,756
Paid-in capital - beneficial conversion feature	-	-	-	-	909,214	-	909,214	-	909,214
Net loss	-	-	-	-	-	(7,870,272)	(7,870,272)	(106)	(7,870,378)
Balances at December 31, 2021	26,335,665	$263	-	$-	$57,041,272	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Year Ended
	December 31,
	2021	2020

Operating Activities:
Net loss	$(7,870,378)	$(29,982,292)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,464	232,194
Loss on debt extinguishment, net	-	224,166
Loss on disposal of property and equipment	-	39,434
Change in fair value of derivative liability	60,000	(60,650)
Amortization of interest - conversion features	835,081	1,407,675
Amortization of interest	1,231,661	8,656
Stock warrants expense	-	219,670
Stock options expense	723,262	239,478
Stock-based compensation expense	473,748	54,283
Asset impairment adjustment	-	25,320,555
Changes in assets and liabilities:
Inventory	(39,461)	-
Prepaid expenses	42,585	3,515
Other assets	(21,896)	(8,680)
Accounts payable	168,842	113,158
Accrued expenses	150,865	(4,666)
Accrued interest payable	117,666	26,677
Related party payables	54,259	(24,706)

Net cash used in operating activities	(3,688,302)	(2,191,533)

Investing Activities:
Proceeds from disposal of property and equipment	-	951

Financing Activities:
Proceeds from notes payable - related parties	1,030,000	-
Repayments of notes payable - related parties	(30,000)	-
Proceeds from notes payable - non-related parties	1,005,000	41,665
Proceeds from convertible debenture payable	2,500,000	-
Debt issuance costs	(275,000)	-
Proceeds from exercise of stock warrants	88,470	-
Proceeds from exercise of stock options	19,258	-
Proceeds from offering of preferred stock - related parties	-	1,700,000
Net cash provided by financing activities	4,337,728	1,741,665

Net Change In Cash	649,426	(448,917)

Cash At The Beginning Of The Period	232,842	681,759

Cash At The End Of The Period	$882,268	$232,842

Schedule Of Non-Cash Investing And Financing Activities:
Issuance of common stock for rent	$49,600	$-
Issuance of common stock for prior year accrued dividends	$107,880	$107,880
Issuance of common stock to settle prior year stock subscriptions payable	$145,805	$-
Intrinsic value-beneficial conversion feature	$909,214	$1,407,501
Relative fair value of stock warrants granted	$1,939,756	$-
Convertible debenture payable discount	$823,781	$-
Fair value of embedded conversion feature	$980,000	$-
Gain on related party payables converted to capital	$-	$272,299
Accounts payable and accrued expenses converted to capital	$-	$265,677
Related party payables converted to capital	$-	$579,814
Related party debt converted to capital after exercise of cashless stock warrants	$-	$65,728
Related party debt converted to capital	$-	$2,378,478
Non-related party debt converted to capital	$-	$166,526
Gain on related party debt converted to capital	$-	$124,291
Issuance of common stock, stock warrants and convertible note for asset purchase	$-	$29,222,955
Prepaid expenses with common shares	$-	$122,162
Shares issued for cash received in prior years	$-	$1,000,000
Shares issued for executive compensation in prior year	$-	$76,480

Supplemental Disclosure:

Cash paid for interest	$72,762	$1,979
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1. ORGANIZATION, OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CORRECTION OF ERROR

SOBR Safe, Inc. (“SOBR Safe”), formerly TransBiotec, Inc. was incorporated as Imagine Media LTD., in August, 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011 TransBiotec - DE was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec - DE after the share exchange. The consolidated financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of TransBiotec - DE and TransBiotec - CA from September 19, 2011 forward. TransBiotec - DE and TransBiotec - CA are hereinafter referred to collectively as the “Company” or “We”. The Company has developed and plans to market and sell a non-invasive alcohol sensing system which includes an ignition interlock. The Company has not generated any revenues from its operations.

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

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the years ended December 31, 2021 and December 31, 2020, and results of operations and cash flows for the years ended December 31, 2021 and December 31, 2020.

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

Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establish a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritize the inputs into three levels that may be used to measure fair value:

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2021 and December 31, 2020:

December 31, 2021

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$1,040,000

December 31, 2020

	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Inventory

Inventory is valued at the lower of cost or net realizable value.  The cost of substantially all the Company’s inventory is determined by the FIFO cost method.  Inventory is comprised primarily of finished products intended for sale to customers.  The Company evaluates the need for reserves for excess or obsolete inventory determined primarily based upon estimates of future demand for the Company’s products.  At December 31, 2021 the Company had no reserves for obsolescence.

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

Preferred Stock

We apply the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity, when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classified our preferred shares in stockholders’ equity.

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at December 31, 2021 and December 31, 2020. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company recognized an impairment loss of none and $25,320,555 during the years ended December 31, 2021 and 2020, respectively.

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.  The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR products. Research and development costs were $1,198,780 and $633,050 during the years ended December 31, 2021 and December 31, 2020, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $104,738 and $96,637 during the years ended December 31, 2021 and December 31, 2020, respectively.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has a deferred tax asset of approximately $4,129,000 and $2,830,000 that is offset by a 100% valuation allowance at December 31, 2021 and December 31, 2020, respectively. Therefore, the Company has not recorded any deferred tax assets or liabilities at December 31, 2021 and December 31, 2020.

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

Concentration of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash.  The Company maintains its cash at one domestic financial institution.  The Company is exposed to credit risk in the event of a default by the financial institution to the extent that cash is in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company places its cash with high-credit quality financial institutions and are managed within established guidelines to mitigate risk.  To date, the Company has not experienced any loss on its cash.

Concentration of Suppliers – The Company relies on a limited number of component and contract suppliers to assemble its product.  If supplier shortages occur, or quality problems arise, production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Recent Issued Accounting Guidance

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company is evaluating the effects, if any, of the adoption of ASU 2019-12 guidance on the Company's financial position, results of operations and cash flows.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity “(Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Correction of Error

While preparing financial statements for periods in 2021, the Company discovered an error in the statement of operations for the year ended December 31, 2020.  The error related to the presentation of the loss on disposal of property and equipment and asset impairment adjustment in accordance with ASC 360-10-45.

Loss on disposal of property and equipment and asset impairment adjustment of $39,434 and $25,320,555, respectively, were presented as other income/expense-net, instead of as operating expenses.  As a result, loss from operations for the year ended December 31, 2020, was understated by $25,359,989 and other income/expenses-net was overstated by the same amount.  The errors had no effect on the net loss or net loss per share for the year ended December 31, 2020.

As a result of this correction, the statement of operations for the year ended December 31, 2020 in the accompanying financial statements has been retroactively restated.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources. Future capital requirements will depend on many factors, including the Company’s ability to develop and sell products, generate cash flow from operations, and competing market developments. The Company will need additional capital in the near future. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

As of December 31, 2021, the Company has an accumulated deficit of approximately $57,472,000. During the year ended December 31, 2021, the Company also experienced negative cash flows from operating activities of approximately $3,688,000. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

As a result, the Company is in the process of preparing an offering for the sale of its common stock in 2022 and has entered into an agreement with an underwriter planned to raise a minimum of $15,000,000 gross proceeds to mitigate the probable conditions that have raised substantial doubt about the Company’s ability to continue as a going concern.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it may have a adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

Management believes actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before December 31, 2021. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of December 31, 2021.

NOTE 3. ASSET PURCHASE

On June 5, 2020, the Company completed a transaction (the “Transaction”) with IDTEC subject to the terms and conditions of the Asset Purchase Agreement (the “APA”) and that was accounted for as an asset purchase. Pursuant to the APA, IDTEC provided personnel, experience, and access to funding to assist with the development of the SOBR device, as well as sold to us certain robotics assets, which our management believes are synergistic with our current assets, in exchange for 12,000,000 shares of our common stock after giving effect to the reverse stock split effected in connection with closing the Transaction. The closing of the Transaction was subject to several conditions precedent, primarily: (i) the Company had to be current in reporting requirements under the Securities Exchange Act of 1934, as amended, (ii) had to complete a reverse stock split of common stock such that approximately 8,000,000 shares were outstanding immediately prior to closing the transaction, (iii) could only have outstanding convertible instruments as set forth in the APA, (iv) authorized common stock had to be reduced to 100,000,000 shares, and (v) not have more than approximately $125,000 in current liabilities. Effective with the closing of the Transaction all of the closing conditions had been met, modified or waived by IDTEC, and the Company issued the 12,000,000 shares to IDTEC.

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

At closing, some of the closing conditions under the APA were either waived and/or modified by the parties. In order to document those modifications and waivers, we entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC. One of the closing conditions that was the subject of the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement was the requirement that the Company have under $125,000 in permitted liabilities (not including aged liabilities) after closing of the Transaction. At closing, we had approximately $158,000 in non-permitted liabilities under the APA. As a result, the Company issued a Warrant to purchase Common Stock to IDTEC (the “Warrant”), under which IDTEC will purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share, if either (i) we are forced to pay a non-permitted liability, then we may force IDTEC to exercise the Warrant and pay the exercise price to pay the non-permitted liability, but only in an amount sufficient to pay the non-permitted liability, or (ii) if IDTEC otherwise elects to exercise the Warrant and acquire some or all of the shares underlying the Warrant. The Warrant expires five years after the date of issuance.

The Transaction, recorded as an asset purchase, was valued at $29,222,955, which consists of the market price as of June 5, 2020 of the Company’s 12,000,000 shares of common stock issued totaling $27,120,000, the funds spent by IDTEC and affiliates prior to closing of $1,407,051 and the fair value of the Warrant issued of $695,454.  In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The allocation to identifiable intangible assets required extensive use of financial information and management's best estimate of fair value.

The following summarizes the transaction closing with IDTEC on June 5, 2020:

Property and equipment	$47,725
Intangible assets	29,175,230
Total assets	$29,222,955

Net purchase (fair value of stock issued, warrants and notes payable)	$29,222,955

Subsequent to the Transaction closing, the Company evaluated the fair value of the assets acquired based on market estimates for property and equipment and discounted net cash flow for the SOBR Safe intellectual technology. The present value of the discounted cash flow utilized a 75% discount, which included a 25% risk return premium, over an estimated five-year net revenue stream expected to be derived from the technology acquired. Based on the assessment of fair value, the Company recognized an asset impairment loss of $25,320,555 during the year ended December 31, 2020. The stock price of the Company at closing of the Transaction was significantly higher than expected from the stock price of the Company when the Company signed the APA which resulted in the recognition of the impairment. The number of shares given to IDTEC as consideration for the Transaction was not adjusted for any stock price changes.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2021	December 31, 2020
Insurance	$4,286	$3,370
Consulting services	-	111,860
Rent	8,267	-

Prepaid expenses	$12,553	$115,230

On February 26, 2021, the Company entered into a lease agreement for its office facility for a 12-month term beginning March 1, 2021.  In addition to monthly base rent of $6,000, the agreement required the issuance on 16,000 shares of its common stock valued at $49,600, all of which has been issued as of December 31, 2021, and is being amortized over the lease term.

During 2020, the Company entered into two consulting agreements for marketing services.  As of December 31, 2021 the Company had issued a total of 87,500 of its common shares valued at $142,714 under the terms of the agreements.  As of December 31, 2020, the share value is included in common stock subscriptions payable as the shares had not been issued.  Stock-based compensation expense for the years ended December 31, 2021 and 2020 includes approximately $110,000 and $33,000, respectively for these service agreements.

NOTE 5. PROPERTY AND EQUIPMENT

December 31, 2020
Robotics and testing equipment	$46,200
Office furniture and equipment	1,525
47,725
Accumulated depreciation	(7,340)
Net property and equipment disposed	(40,385)
Property and equipment, net	$0

Depreciation is computed on a straight-line basis over the assets estimated useful lives of three years. Depreciation for the years ended December 31, 2021 and 2020 was none and $7,340, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$610,318	$3,244,357	10

Intangible assets consist of the following at December 31, 2020:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$224,854	$3,629,821	10

Amortization expense for the years ended December 31, 2021 and 2020 was $385,464 and $224,854, respectively.

Estimated future amortization expense for device technology intangible assets is as follows:

2022	2023	2024	2025	2026	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,317,022

NOTE 7. RELATED PARTY TRANSACTIONS

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

On January 16, 2020, the Company entered into a Accounts Payable Conversion and Common Stock Purchase Plan with Michael Lanphere, , under which the Company agreed to issue 214,883 shares of its common stock in exchange for a reduction in the amounts owed to Mr. Lanphere for unpaid legal bills. The amount of the debt reduction, and therefore the purchase price of the shares, was $714,700 which was used for the deduction of related party payables of $714,700. Based on the fair value of the shares issued, the Company recognized a related party gain of approximately $222,000 and accounted for it as additional paid-in capital. The common shares were issued on January 16, 2020 at an effective conversion price of $3.326 per share.

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

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 320,000 warrants issued resulting from the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement.  The warrant exercise price is $0.50 per share.  With the proceeds of the exercise, we paid $88,469 during the year ended December 31, 2021 to settle an outstanding judgement (see Note 16) against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement.  We issued 176,938 shares of our common stock for the $88,470 we received from IDTEC to pay the settlement.

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 10) totaling $350,000 to existing shareholders holding a direct or indirect interest in the Company and $200,000 to a Company’s director, an entity owned by a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 275,000 shares of the Company’s common stock at $3 per share.

On May 31, 2021, the Company issued convertible notes payable (see Note 10) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company’s officer. The principal amount of the secured convertible debentures are convertible at $3 per share, and include warrants to purchase in total 225,000 shares of the Company’s common stock at $3 per share.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Registration rights damages (see Note 9)	$189,663	$-
Consulting services	163,647	163,647
Taxes and other	110,590	149,388

Accrued expenses	$463,900	$313,035

NOTE 9. CONVERTIBLE DEBENTURE PAYABLE

Convertible debenture payable consists of the following:

	December 31, 2021	December 31, 2020
Convertible Debenture Payable with Detached Free-standing Warrant	$3,048,781	$-
Unamortized Debt Discount	(1,291,882)	-

Net Convertible Debenture Payable	$1,756,899	$-

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Warrants to purchase up to 1,219,512 shares of the Company’s common stock. The Debenture is convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $2.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture matures on March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture. The Warrant is exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $2.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $1.00 per share. The Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Warrant at any time beginning six months from the Closing Date.  The RRA requires the Company to register for resale and maintain effectiveness of such Registration Statement for all the registrable securities under the terms of the Debenture and Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, the Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. Although the Company completed the Registration Statement filings required, it did not meet the filing date requirements.  The filing date requirements were cured in February 2022.  Total unpaid damages and estimated related costs of approximately $189,700, are included in accrued expenses at December 31, 2021 (see Note 8), and general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2021.  The Company evaluated the Debenture for derivative embedded and beneficial conversion features and determined that its embedded conversion feature carried a debt discount. The total conversion feature debt discount of $980,000 is amortized over the life of the convertible debenture. The debt discount amortization expense recorded as amortization of interest in the Consolidated Statements of Operations was $514,365 for the year ended December 31, 2021.  As of December 31, 2021, the debenture carries outstanding warrants of 1,219,512. The relative fair market value of the related stock warrants granted during the year ended December 31, 2021 was $847,048.  The unamortized discount at December 31, 2021 was $402,465. Stock warrants amortization expense recorded as interest expense was $444,583 for the year ended December 31, 2021. The Company incurred $548,781 of Original Issue Discount and $275,000 of debt issuance costs related to the Debenture which is being amortized to interest expense over the term of the debt using the effective interest method. Interest expense related to the Original Issue Discount and debt issuance costs was $399,999 for the year ended December 31, 2021. The unamortized discount and issuance costs at December 31, 2021 was $423,782.

NOTE 10. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	December 31, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$1,000,000	$-
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(645,547)	-
Net Related Party Notes Payable	$366,263	$11,810
Current Portion	(11,810)	(11,810)
Net Long-Term Portion	$354,453	$-

Total interest expense for related party notes was $85,397 and $98,313 for the years ended December 31, 2021 and 2020, respectively.

Related Party Convertible Notes Payable

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $1,000,000 as of December 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $157,657 for the year ended December 31, 2021. As of December 31, 2021, these notes carry outstanding warrants of 500,000. The relative fair market value of the related stock warrants granted during the year ended December 31, 2021 and 2020 was $551,001 and none, respectively.  The unamortized discount at December 31, 2021 and December 31, 2020 is $354,205 and none, respectively. Stock warrants amortization expense recorded as interest expense was $196,796 for the year ended December 31, 2021.

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

Related Party Non-convertible Notes Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of December 31, 2021 and December 31, 2020. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

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

NON- RELATED PARTIES

Non-related party notes payable consist of the following:

	December 31, 2021	December 31, 2020
Convertible Notes Payable with Detached Free-standing Warrants	$1,005,000	$-
Convertible Notes Payable	56,683	56,683
Conventional Non-Convertible Notes Payable	42,500	42,500
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Debt Discount	(648,580)	-
Net Non-Related Party Notes Payable	$460,603	$104,183
Current Portion	(104,183)	(79,183)
Net Long-Term Portion	$356,420	$25,000

Total interest expense for non-related party notes was $98,647 and $17,415 for the years ended December 31, 2021 and 2020, respectively.

Convertible Notes Payable with Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $3 per share, that have a total principal balance of $1,005,000 as of December 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $3 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable.  The debt discount recorded as amortization of interest – beneficial conversion feature in the Consolidated Statements of Operations was $163,059 for the year ended December 31, 2021.  As of December 31, 2021, these notes carry outstanding warrants of 502,500. The relative fair market value of the related stock warrants granted during the year ended December 31, 2021 and December 31, 2020 was $541,707 and none, respectively.  The unamortized discount at December 31, 2021 and December 31, 2020 was $351,424 and none, respectively. Stock warrants amortization expense recorded as interest expense was $190,283 for the year ended December 31, 2021.

Convertible Notes Payable

The Company has three convertible notes payable to non-related parties that have a principal balance of $56,683 as of December 31, 2021 and December 31, 2020. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from February 2013 to March 2022. Two of the three notes are currently in default. These notes carry conversion prices ranging from $2.00- $10.7619 per share. Subsequent to December 31, 2021 a note with a principal balance of $47,500 was converted into common stock (see Note 18). The Company evaluated these convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable. The conversion features were fully amortized prior to 2020.

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

Non-convertible Notes Payable

The Company has three non-convertible notes payable to non-related parties that have a principal balance of $42,500 as of December 31, 2021, and December 31, 2020. These notes carry interest rates ranging from 5% - 10% and have due dates ranging from 12/25/2013 - 6/06/2022. Two of the three notes are currently in default.

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

Notes Payable with Warrants

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 and $5,000 as of December 31, 2021 and December 31, 2020, respectively. This note carries an interest rate of 10% and had a due date of 9/11/2014. This note is currently in default.  The detached free-standing warrants for this note payable were not exercised by the note holder and expired on May 16, 2019.

NOTE 11.  DERIVATIVE LIABILITY

In September 2021, the Company completed a financing transition and received $2,500,000 from the Purchaser and in exchange issued an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781. The debenture includes voluntary and automatic conversion features at a variable conversion prices convertible into the Company’s common shares at an undetermined future date. In 2019, the Company borrowed $70,000 under convertible promissory note agreements from an unrelated party that are due upon demand.  The notes bear interest at a rate of 10% per annum and are convertible into the Company’s common shares at a variable conversion price based on a 50% discount of the market price at an undetermined future date. The Company analyzed the conversion features of the debenture and note agreements for derivative accounting consideration under ASU 2017-11 (ASC 815-15, Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible debenture and notes are subject to variable conversion rates and should therefore be accounted for at fair value under ASC 820 and ASC 825. In accordance with ASC 815-15, the Company has bifurcated the conversion features of the debenture and notes and recorded a derivative liability.

The embedded derivative for the debenture and the notes were carried on the Company’s balance sheet at fair value. The derivative liability was revalued each measurement period and any unrealized change in fair value is recorded as a component of the Consolidated Statement of Operations and the associated fair value carrying amount on the balance sheet was adjusted by the change.

The Company fair valued the debenture embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 120%, (2) risk-free interest rate of 0.05%, and (3) expected life from 4 to 6 months. On September 28, 2021, the Closing Date of the transaction, the fair value of the embedded derivative was $980,000 and is amortized to interest over the term of the Debenture. Utilizing level 3 inputs, the Company recorded a fair value loss of $60,000 for the year ended December 31, 2021. The fair value of the embedded derivative recorded on the balance sheet as a liability was $1,040,000 at December 31, 2021.

The Company fair valued the notes embedded derivatives using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 180%, (2) risk-free interest rate of 0.13%, and (3) expected life from 1 month to 1 year. On March 1, 2019, the date of the first note, the fair value of the embedded derivative was $28,000. On May 3, 2019, the date of the second note, the fair value of the embedded derivative was $28,100. On October 26, 2019, the date of the third note, the fair value of the embedded derivative was $8,700. The notes carried an embedded conversion feature of $64,800 that was fully amortized to interest expense during the year ended December 31, 2019. The notes were not converted and deemed paid in full at the closing of the Transaction on June 5, 2020. The principal amounts of these notes were settled and transferred to the APA Note and a loss on debt extinguishment of $273,462 was recognized during the year ended December 31, 2020.  The fair value of the embedded derivative recorded on the balance sheet as a liability was none at December 31, 2020. Utilizing level 3 inputs, the Company recorded a fair value gain of $60,650 for the year ended December 31, 2020.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2019	$60,650
Fair value adjustments (including settlements)	(60,650)
Balance at December 31, 2020	$-

Balance at December 31, 2020	$-
Fair value of derivatives issued	980,000
Fair value adjustments	60,000
Balance at December 31, 2021	$1,040,000

NOTE 12. COMMON STOCK

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

The Company’s common stock transactions for the year ended December 31, 2021 consists of the following:

The Company issued 43,169 shares of its common stock to SOBR Safe, LLC, an entity controlled by a beneficial owner of the Company, in full satisfaction of $107,880 of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares, (see Note 13).

The Company issued 16,000 shares of its common stock valued at $49,600 to its landlord under the terms of a lease agreement expiring in February 2022.  The amount has been recorded as prepaid expense and amortized monthly over the lease term as general and administrative expense in the consolidated statement of operations.

The Company issued 104,418 shares of its common stock valued at $145,805 previously recorded in stock subscriptions payable for contracted consulting services.

The Company issued 176,938 shares of its common stock to IDTEC at the stock warrant exercise price of $0.50 per share.

The Company issued 73,106 shares of its common stock at the stock options exercise price of $0.26342 per share.

NOTE 13. PREFERRED STOCK

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

NOTE 14.  STOCK SUBSCRIPTIONS PAYABLE

The Company has no common stock subscriptions payable at December 31, 2021. The Company had stock subscriptions payable of $253,685 payable with 147,587 of its common shares of which $111,024 was payable to related parties with 60,087 of its common shares as of December 31, 2020.  These amounts were settled in 2021.

NOTE 15.  STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company accounts for share-based compensation stock options and restricted stock units, and non-employee stock warrants under ASC 718, whereby costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black-Scholes pricing model for stock options and warrants, and the closing price of our common stock on the grant date for restricted stock units. Unless otherwise provided for, the Company covers equity instrument exercises by issuing new shares.

Stock Warrants

On August 8, 2019, the Company entered into an 8% Series A-1 Convertible Preferred Stock Investment agreement with First Capital Ventures, LLC (“FCV”), an entity controlled by a beneficial owner of the Company. FCV set up a special purpose vehicle (“SPV”) or SOBR SAFE, LLC, an entity controlled by a beneficial owner of the Company,  that purchased 1,000,000 of the 8% Series A-1 Convertible Preferred Shares at $1.00 per share on December 12, 2019. Upon purchase, the Company issued the SPV through FCV a three-year warrant to purchase 144,317 shares of the Company’s common stock at an exercise price of $1.039375 per share. The number of warrants outstanding to the SPV through FCV at December 31, 2021 and December 31, 2020 are 144,317 and 144,317, respectively.

On May 4, 2020, the Company entered into an agreement with a vendor to provide investor relations services.  Under the terms of the agreement, the Company issued warrants to purchase up to 120,000 shares of our common stock at an exercise price of $2.00 per share. The warrants expire five years after the date of issuance. Approximately $220,000 of expense was recognized for the warrants issued for the services provide by the vendor.  In 2021, the vendor agreed to forfeit the warrants back to the Company.

On June 5, 2020, upon closing of the Transaction, the Company entered into a Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement under which we issued warrants to IDTEC to purchase up to 320,000 shares of our common stock (post-split) at an exercise price of $0.50 per share. The warrants expire five years after the date of issuance, (see Note 3).  The number of warrants outstanding at December 31, 2021 and December 31, 2020 are 143,062 and 320,000, respectively.

During March, April and May 2021, the Company issued through the Offering convertible notes payable with warrants, (see Note 10), to purchase up to 1,002,500 shares of our common stock at an exercise price of $3 per share. The warrants expire two years after the date of issuance.

On September 28, 2021, the Closing Date, the Company issued through the sale of the Debenture (see Note 9), warrants to purchase up to 1,219,512 shares of our common stock at an exercise price of $2 per share. The warrants expire five years after the date of issuance.

The total outstanding balance of all non-employee stock warrants in the Company is 2,509,391 and 584,317 at December 31, 2021 and December 31 2020, respectively. There were 2,222,012 non-employee detached free-standing stock warrants granted during the year ended December 31, 2021 and 440,000 non-employee detached free-standing stock warrants granted during the year ended December 31, 2020. The fair value of these non-employee stock warrants granted during the years ended December 31, 2021 and 2020 totaled $1,939,756 and $915,124, respectively, and were determined using the Black-Scholes option pricing model based on the following assumptions:

	December 31, 2021	December 31, 2020
Exercise Price	$3.00-$2.00	$0.50-$2.00
Dividend Yield	0%	0%
Volatility	120%-158%	153% - 154%
Risk-free Interest Rate	0.14%- 0.98%	0.19% – 0.29%
Life of Warrants	2-5 Years	5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the years ended December 31, 2020 and 2021:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	598,414	$0.13304 -1.039375	3.97 Years	$0.3592	$1,276,870
Warrants Granted	440,000	$0.50 – 2.00	4.41 Years	$0.9091	$898,000
Warrants Exercised	(454,097)	$0.13304 - 0.15299		$0.1451
Warrants Expired	-
Balance at December 31, 2020	584,317	$0.50 – 2.00	3.80 Years	$0.9413	$1,173,737

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	584,317	$0.50 – 2.00	3.80 Years	$0.9413	$1,173,737
Warrants Granted	2,222,012	$3.00-2.00	3.15 Years	$2.45	$1,152,852
Warrants Exercised	(176,938)	$0.50		$0.50
Warrants Expired/Forfeited	(120,000)	$2.00		$2.00
Balance at December 31, 2021	2,509,391	$0.50 – 3.00	3.04 Years	$2.26	$1,784,838

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 3,848,467 shares of Company common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. The plan’s number of authorized shares is 3,848,467.  In January 2022, the stockholders ratified a further authorization of shares of common stock for a total of 5,200,000 shares subject to the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

As of December 31, 2021 and December 31, 2020, the Company has granted Plan stock options to acquire 3,109,763 and 2,521,922 shares of common stock, respectively. As of December 31, 2021, the Plan has 1,856,521 vested shares and 1,253,242 non-vested shares. As of December 31, 2020, the Plan had 1,202,168 vested shares and 1,319,754 non-vested shares.   The stock options are held by our officers, directors, employees, and certain key consultants.

During 2021, under the Plan, the Company granted stock options to acquire 1,160,000 shares of its common stock at exercise prices ranging from $2.77 to $3.58.  The weighted average fair value of the options granted was approximately $3,074,000.  The stock options vest monthly and quarterly over 6 months to 3-year terms.  A total of 138,680 stock options were vested as of December 31, 2021.  None of the vested stock options have been exercised and no shares have been issued as December 31, 2021.

For the years ended December 31, 2021 and 2020, the Company recorded in general and administrative expense $723,261 and $239,478, respectively, of share-based compensation related to the stock options. The unrecognized compensation expense as of December 31, 2021 was approximately $2,200,000 for non-vested share-based awards to be recognized over periods of approximately five months to three years.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the year ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Exercise Price	$2.77-3.58	$1.645-3.30
Dividend Yield	0%	0%
Expected Volatility	138%-198%	162%-181%
Risk-free Interest Rate	0.10%-0.79%	0.19%-0.43%
Expected Life	2.7- 6.2 years	1-2.7 years

The following table summarizes the changes in the Company’s outstanding stock options during the years ended December 31, 2020 and 2021:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2019	2,381,240	$0.2634 – 1.039	9.00 Years	$0.2761	$5,238,080
Granted	71,894	$1.65-3.30	2.39 Years	$2.15	$57,815
Exercised	(45,906)	$1.039
Cancelled/Expired/Forfeited	-	-
Balance at December 31, 2020	2,407,228	$0.2634 – 3.30	7.86 Years	$0.3359	$6,292,844

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	2,407,228	$0.2634 – 3.30	7.86 Years	$0.3359	$6,292,844
Granted	1,160,000	$2.77 – 3.58	3.87 Years	$3.23	$(301,815)
Exercised	(73,106)	$0.2634		$0.2634
Cancelled/Expired/Forfeited	(334,053)	$0.2634-3.29		$2.86
Balance at December 31, 2021	3,160,069	$0.26342 – 3.58	6.21 Years	$1.13	$5,804,517

Exercisable at December 31, 2020	1,252,474	$0.2634 – 3.300	7.4 Years	$0.3165	$3,299,006
Exercisable at December 31, 2021	1,906,827	$0.26342 – 3.58	6.7 Years	$0.5287	$4,655,089

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested.  On January 12, 2022, 50,000 shares of the Company’s common stock was issued for the RSUs vested during 2021.  In October and November 2020, the Company granted 165,000 service-based RSUs to a director vesting the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up lift of the Company to a national exchange or January 1, 2023.  In November 2020, the Company granted 50,000 performance based RSUs to a consultant vesting over a period of one year.  In May 2021, the Company granted 10,000 service based RSUs to an executive officer.  In September 2021, the Company granted 125,756 service based RSUs to executive officers and 50,000 service based RSUs to its legal counsel.  In October 2021, the Company granted 50,000 service based RSUs to an executive officer. All RSUs granted in 2021 vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up list of the Company to a national exchange or January 1, 2023.

The following table summarizes RSU activity under the Plan for the years ended December 31, 2020 and 2021:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2019	-	$-	-
Granted	215,000	$2.92	1.69 Years
Unvested at December 31, 2020	215,000	$2.92	1.54 Years
Granted	235,756	$2.84	1.35 Years
Vested	(50,000)	$2.99
Unvested at December 31, 2021	400,756	$2.86	1.00 Years

For the years ended December 31, 2021 and 2020, the Company recorded in stock-based compensation expense $364,057 and none, respectively, of RSU based compensation.  The fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $669,750 and $626,800, respectively.  As of December 31, 2021, total estimated compensation costs of RSUs granted and outstanding but not yet vested was $932,493 which is expected to be recognized over 1 year.

Executive Officers Stock Options and RSUs

The Company has 2,470,445 outstanding executive officers stock options exercisable at $0.26341 to $3.38 per share with a weighted average remaining contractual life of 6.9 years as of December 31, 2021 and 2,068,551 outstanding executive stock options exercisable at $0.26341 per share with a weighted average remaining contractual life of 8.7 years as of December 31, 2020. The Company has 185,756 unvested RSUs granted to executive officers with a remaining weighted average vesting period of 1 year as of December 31, 2021.  There were no unvested RSUs granted to executive officers as of December 31, 2020.

On October 25, 2019, the Company granted Charles Bennington, one of the Company’s former executive officers, options to acquire 24,053 shares of the Company’s common stock under the Plan. The stock options have an exercise price of $0.2635 and vest quarterly over a one-year period commencing January 1, 2020. The stock options have a five-year term. A total of 24,053 vested options were exercised in 2021 and shares have been issued as of December 31, 2021.

On October 25, 2019, the Company granted Nick Noceti, the Company’s former Chief Financial Officer, options to acquire 24,053 shares of the Company’s common stock under the Plan. The stock options have an exercise price of $0.2635 and vest quarterly over a two-year period commencing January 1, 2020. The stock options have a five-year term. On termination of services in June of 2020 the vesting period ceased and the period to exercise the vested options expired in 2021 without the vested options being exercised.  The options to acquire 24,053 shares were forfeited and cancelled in 2021.

On October 25, 2019, the Company entered into an Employment Agreement with Kevin Moore to serve as the Company’s Chief Executive Officer which was amended when he resigned from that position in October 2021. Under the terms of the agreement, the Company granted Kevin Moore stock options under the Plan to acquire 1,058,328 shares of its common stock at an exercise price of $0.2635. The stock options vest in 36 equal monthly installments of 29,398 shares during the term of his Employment Agreement. A total of 764,348 and 411,572 stock options were vested as of December 31, 2021 and December 31, 2020, respectively. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2021 or December 31, 2020. In September 2021, 62,878 RSUs were granted under the Plan for executive services bonus.  The RSUs per share weighted average fair value at grant date was $2.95 with a weighted average vesting period of 1 year as of December 31, 2021. The RSUs vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up lift of the Company to a national exchange or January 1, 2023.

On October 25, 2019, the Company entered into an Employment Agreement with David Gandini to serve as the Company’s Chief Revenue Officer and subsequently as the Company’s Chief Executive Office effective October 2021. Under the terms of the agreement, the Company granted David Gandini stock options under its 2019 Equity Compensation Plan to acquire 721,588 shares of its common stock at an exercise price of $0.2635. The stock options vest in 36 equal monthly installments of 20,044 shares during the three-year term of his Employment Agreement. David Gandini was also granted an aggregate of 240,529 additional option shares (the “Pre-Vesting Option Shares”) to vest as follows: (i) 200,439 Pre-Vesting Option Shares representing the monthly vesting option shares for the ten months ended October 31, 2019 to vest on November 1, 2019; and (ii) the remaining 40,090 Pre-Vesting Option Shares representing the monthly vesting option shares for the two months ended December 31, 2019 shall vest on January 1, 2020. The stock options have a ten-year term.  A total of 761,675 and 521,146 stock options were vested as of December 31, 2021 and December 31, 2020, respectively. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2021 or December 31, 2020. In September 2021, 62,878 RSUs were granted under the Plan for executive services bonus.  The RSUs per share weighted average fair value at grant date was $2.95 with a weighted average vesting period of 1 year as of December 31, 2021. The RSUs vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up lift of the Company to a national exchange or January 1, 2023.

On August 17, 2021, the Company entered into an Employment Agreement with Scott Bennett to serve as the Company’s Executive Vice President of Business Operations beginning on October 18, 2021.  Under the terms of the agreement, the Company granted Scott Bennett under the Plan stock options to acquire 100,000 shares of our common stock at an exercise price of $3.07 per share and 50,000 RSUs.  The stock options vest in equal quarterly installments over a two-year period during the term of his Employment Agreement.  The RSUs per share weighted average fair value at grant date was $2.80. Prior to his hiring as an executive officer, under a prior employment agreement with the Company he was granted in May 2021 under the Plan stock options to acquire 100,000 shares of our common stock at an exercise price of $3.38 and 10,000 RSUs pursuant to a prior consulting arrangement with the Company.  The stock options vest in equal monthly installments over a three-year period. The RSUs per share weighted average fair value at grant date was $3.38. A total of 37,500 stock options were vested as of December 31, 2021. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2021. The RSUs weighted average vesting period is 1 year as of December 31, 2021. The RSUs vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up lift of the Company to a national exchange or January 1, 2023.

On October 18, 2021, the Company entered into an Employment Agreement with Michael Watson to serve as the Company’s Executive Vice President of Sales and Marketing and Revenue Officer.  Under the terms of the agreement, the Company granted Michael Watson under the Plan stock options to acquire 250,000 shares of our common stock at an exercise price of $3.07 per share. The stock options vest in equal quarterly installments over a two-year period during the term of his Employment Agreement. A total of 31,250 stock options were vested as of December 31, 2021. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2021.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 15, 2019, the Company entered into a short-term lease agreement that is between $2,800 - $2,900 per month and ended on October 31, 2020. The lease was renewed for another twelve months under the same general terms and conditions.  The lease was subsequently canceled to accommodate additional space, and a new lease was executed February 26, 2021, effective for a 12-month term beginning March 1, 2021.  The lease requires monthly base rent payments of $6,000 and the issuance of 16,000 shares of the Company’s common stock.  The value of the common stock of $49,600 is amortized to rent expense on a monthly basis over the lease term.  The Company also leases  office space for approximately $5,000 per month on a short-term (month to month) basis through a related party that terminates at any time. Rent expense under office leases, including CAM charges, was $158,096 and $63,978 for the years ended December 31, 2021 and 2020, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013, we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 2021.  As of December 31, 2021, the Company has accrued $11,164 plus accrued interest of approximately $18,000.  In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

NOTE 17. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

For the years ended December 31, 2021 and 2020, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $18,300,000 that will be carried forward and can be used through the year 2040 and beyond to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between financial and tax reporting.

At December 31, 2021 and 2020, the Company has net operating loss carry forwards of approximately $18,300,000 and $13,300,000, respectively, that may be offset against future taxable income, if any. These carry-forwards are subject to review by the Internal Revenue Service. As of December 31, 2021 and 2020, the deferred tax asset of approximately $4,129,000 and $2,830,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2021 and 2020 was approximately $1,299,000 and $998,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2021 and 2020. The Company has not filed its tax returns for the years ended 2012 through 2021; however, management believes there are no taxes due as of December 31, 2021 and 2020.

The Company includes interest and penalties arising from the underpayment of income taxes in general and administrative expense in the consolidated statements of operations.

The provision for Federal income tax consists of the following for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Income tax benefit attributable to:
Net loss	$(7,870,378)	$(29,982,222)
Permanent differences	2,924,431	1,830,697
Valuation allowance	4,945,947	28,151,525
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows on December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carry forward	$3,212,000	$2,163,000
Valuation allowance	(3,212,000)	(2,163,000)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carry forward	$917,000	$667,000
Valuation allowance	(917,000)	(667,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $18,300,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2021 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 11, 2022, which is the date the consolidated financial statements were available to be issued.

Effective January 1, 2022, the Company entered into an Executive Employment Agreement with Jerry Wenzel to serve as our Chief Financial Officer. Under the terms of his Employment Agreement, Mr. Wenzel will perform services that are customary and usual for a chief financial officer, in exchange for: (i) an annual base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 200,000 shares of our common stock, at an exercise price of $2.585, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), with the stock options to vest in 8 equal quarterly installments of 25,000 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 50,000 RSUs under our 2019 Equity Incentive Plan, which vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up lift of the Company to a national exchange or January 1, 2023.

On January 7, 2022, our stockholders approved an amendment to our Articles of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on Nasdaq.  On March 4, 2022 the Board of Directors approved the reverse split ratio of 1-for-3 with the anticipated effective date of the reverse split on or about March 28, 2022,  Also on January 7, 2022, our stockholders also approved an amendment to our 2019 Equity Incentive Plan to increase the shares authorized to be issued under the Plan from 3,848,467 shares to 5,200,000 shares.

On January 12, 2022 the Company issued 50,000 shares of its common stock for RSUs vested (see Note 15) during 2021.

On January 18 and 21, 2022 the Company entered into consulting agreements to provide strategic advisory and digital marketing services.  In addition to the cash payment requirements for services provided, the agreements include the issuance of 175,000 and 98,000 shares of common stock, respectively, on a post reverse split basis within 15 days of our stock being listed on Nasdaq.

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The Series B Convertible Preferred Stock shares are to be issued in exchange for 1,000,000 shares of the Company’s common stock held by the Company’s CEO David Gandini and 2,000,000 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company.  The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and potential listing on Nasdaq.   The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock, (c) each share of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder , into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

On March 3, 2022 the Company authorized the issuance of 23,750 shares of common stock under the terms of a $47,500 convertible note payable (see Note 10) issued March 6, 2020 with interest at 5%, due March 6, 2022 and convertible at $2 per share.

