Form 10-Q
period 2022-03-31
SOBR Safe, Inc.
filed 2022-05-23
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  001-41396

SOBR SAFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddlers Green Circle, Suite 525 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (844) 762-7723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SOBR	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2022, there were 10,156,081 shares of common stock, $0.00001 par value, issued and outstanding.

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

Reverse Stock Split on April 28, 2022

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with FINRA and our trading market.  As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, the condensed consolidated statements of operations for the three months ended March 31, 2022, and 2021, the condensed consolidated statements of changes in stockholders’ deficit for the three months ended March 31, 2022, and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022, and 2021, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2022		2021
ASSETS	(Unaudited)		(Audited)

Current assets
Cash	$107,448		$882,268
Accounts receivable	500		-
Inventory	104,950		39,461
Prepaid expenses	29,286		12,553
Total current assets	242,184		934,282

SOBR Safe Intellectual Technology, net of accumulated amortization of $706,684 and $610,318 at March 31, 2022 and December 31, 2021, respectively	3,147,991		3,244,357

Other assets	30,576		30,576
Total Assets	$3,420,751		$4,209,215

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$367,036		$270,150
Accrued expenses	1,395,696		463,900
Accrued interest payable	309,809		252,110
Related party payables	95,320		82,883
Derivative liability	1,380,000		1,040,000
Convertible debenture payable
* Includes unamortized debt discount related to warrants, beneficial conversion feature and embedded conversion feature of none and $1,291,882 at March 31, 2022 and December 31, 2021, respectively	3,048,781	*	1,756,899	*
Current portion notes payable - related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $259,658 and none at March 31, 2022 and December 31, 2021, respectively	302,152	*	11,810	*
Current portion notes payable - non-related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $258,175 and none at March 31, 2022 and December 31, 2021, respectively	348,508	*	104,183	*
Total current liabilities	7,247,302		3,981,935

Notes payable -related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of $262,604 and $645,547 at March 31, 2022 and December 31, 2021, respectively	187,396	*	354,453	*
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of $261,396 and $648,580 at March 31, 2022 and December 31, 2021, respectively	193,604	*	356,420	*

Total Liabilities	7,628,302		4,692,808
Stockholders' Deficit
Non Series Preferred stock, $0.00001 par value; 16,300,000 and 19,300,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, no shares issued or outstanding at March 31, 2022 and December 31, 2021	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	-		-
Series B Convertible Preferred stock, $0.000001 par value: 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at March 31, 2022 and none at December 31, 2021, respectively	30		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 7,803,139 and 8,778,555 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	78		88
Additional paid-in capital	58,887,152		57,041,447
Accumulated deficit	(63,041,171)		(57,471,492)
Total SOBR Safe, Inc. stockholders' deficit	(4,153,911)		(429,957)
Noncontrolling interest	(53,640)		(53,636)

Total Stockholders' Deficit	(4,207,551)		(483,593)

Total Liabilities and Stockholders' Deficit	$3,420,751		$4,209,215

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$1,500	$-
Cost of Goods Sold	1,100	-
Gross Profit	400	-

Operating expenses:
General and administrative	2,269,175	776,861
Stock-based compensation expense	442,784	18,690
Research and development	47,459	171,463
Total operating expenses	2,759,418	967,014

Loss from operations	(2,759,018)	(967,014)

Other income (expense):
Other income (expense), net	27	-
Loss on debt extinguishment	(864,000)	-
Loss on fair value adjustment - derivatives	(340,000)	-
Interest expense	(1,026,471)	(25,878)
Amortization of interest - beneficial conversion feature	(580,221)	(9,542)
Total other expense, net	(2,810,665)	(35,420)

Loss before provision for income taxes	(5,569,683)	(1,002,434)

Provision for income tax	-	-

Net loss	(5,569,683)	(1,002,434)
Net loss attributable to noncontrolling interest	4	94
Net loss attributable to SOBR Safe, Inc.	$(5,569,679)	$(1,002,340)

Basic and diluted loss per common share	$(0.65)	$(0.12)

Weighted average number of common shares outstanding	8,550,490	8,654,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock		Preferred Stock				Stockholders'
		Amount		Amount	Additional		Deficit		Total
		($0.00001		($0.00001	Paid-in	Accumulated	SOBR Safe,	Noncontrolling	Stockholders’
	Shares	Par)	Shares	Par)	Capital	Deficit	Inc.	Interest	Deficit
Balances at January 1, 2021	8,640,678	$86	-	$-	$52,694,148	$(49,601,220)	$3,093,014	$(53,630)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	14,390	-	-	-	107,880	-	107,880	-	107,880
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	105,013	-	105,013	-	105,013
Paid-in capital - fair value of stock warrants granted	-	-	-	-	619,381	-	619,381	-	619,381
Paid-in capital - beneficial conversion feature	-	-	-	-	480,619	-	480,619	-	480,619
Net loss	-	-	-	-	-	(1,002,340)	(1,002,340)	(94)	(1,002,434)
Balances at March 31, 2021	8,655,068	86	-	-	54,007,041	50,603,560	3,403,567	(53,624)	3,349,943

Balances at January 1, 2022	8,778,555	$88	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units	16,667	-	-	-	-	-	-	-	-
Common stock issued for convertible debt	7,917	-	-	-	47,500	-	47,500	-	47,500
Common stock exchanged for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	(20)	-	-	-	-
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	934,225	-	934,225	-	934,225
Paid-in capital - fair value of stock warrants granted	-	-	-	-	864,000	-	864,000	-	864,000
Net loss	-	-	-	-		(5,569,679)	(5,569,679)	(4)	(5,569,683)
Balances at March 31, 2022	7,803,139	$78	3,000,000	$30	$58,887,152	$(63,041,171)	$(4,153,911)	$(53,640)	$(4,207,551)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(5,569,683)	$(1,002,434)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	96,366	96,366
Amortization of interest - conversion features	580,221	9,542
Amortization of interest	423,782	-
Loss on extinguishment of debt	864,000	-
Change in fair value of derivative liability	340,000	-
Stock warrants expense	540,176	13,472
Stock options expense	491,441	105,013
Stock-based compensation expense	442,784	18,690
Changes in assets and liabilities:
Accounts receivable	(500)	-
Due from related parties	-	(2,792)
Inventory	(65,489)	-
Prepaid expenses	(16,733)	5,559
Accounts payable	96,886	65,317
Accrued expenses	931,796	(30,566)
Accrued interest payable	57,696	(42,950)
Related party payables	12,437	7,533
Stock subscriptions payable	-	88,469

Net cash used in operating activities	(774,820)	(668,781)

Financing Activities:
Proceeds from notes payable - related parties	-	530,000
Proceeds from notes payable - non-related parties	-	600,000
Net cash provided by financing activities	-	1,130,000

Net Change In Cash	(774,820)	461,219

Cash At The Beginning Of The Period	882,268	232,842

Cash At The End Of The Period	$107,448	$694,061

Schedule Of Non-Cash Investing And Financing Activities:
Non-related party debt converted to capital	$47,500	$-
Issuance of common stock for rent	$-	$49,600
Issuance of common stock for prior year accrued dividends	$-	$107,880
Issuance of common stock to settle prior year stock subscriptions payable	$-	$909,214
Intrinsic value-beneficial conversion feature	$-	$1,939,756
Conversion of common stock to preferred stock	$30	$-
Relative fair value of stock warrants granted	$-	$823,781
Convertible debenture payable discount	$-	$980,000

Supplemental Disclosure:

Cash paid for interest	$4,816	$57,378
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc. (“SOBR Safe”), formerly TransBiotec, Inc., was incorporated as Imagine Media LTD. in August 2007 in the State of Delaware. A corporation also named TransBiotec, Inc. (“TransBiotec – CA”) was formed in the state of California July 4, 2004. Effective September 19, 2011, TransBiotec was acquired by TransBiotec - CA in a transaction classified as a reverse acquisition as the shareholders of TransBiotec - CA retained the majority of the outstanding common stock of TransBiotec after the share exchange. The consolidated financial statements represent the activity of TransBiotec - CA from July 4, 2004 forward, and the consolidated activity of SOBR Safe and TransBiotec - CA from September 19, 2011 forward. SOBR Safe and TransBiotec - CA are hereinafter referred to collectively as the “Company” or “We”. The Company has developed and began selling a non-invasive alcohol sensing device in 2022.

On January 7, 2022, our stockholders approved an amendment to our Articles of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on Nasdaq.  On March 4, 2022 the Board of Directors approved the reverse split ratio of 1-for-3 with the anticipated effective date of the reverse split on or about March 28, 2022. The 1-for-3 reverse stock split went effective with the State of Delaware, FINRA and OTC Markets on April 28, 2022.  All share and per share amounts have been adjusted in these condensed consolidated financial statements to reflect the effect of the reverse stock split.

Also on January 7, 2022, our stockholders also approved an amendment to our 2019 Equity Incentive Plan to increase the shares authorized to be issued under the Plan from 1,282,823 shares to 1,733,333 shares.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and December 31, 2021, and results of operations and cash flows for the three month periods ended March 31, 2022 and 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived assets, the intellectual technology, the valuation of the derivative instruments, beneficial conversion feature expenses, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$1,380,000

December 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$1,040,000

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is derived from sales to a limited number of customers at March 31, 2022. Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts at March 31, 2022 and December 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventory is comprised primarily of finished products intended for sale to customers. The Company evaluates the need for reserves for excess or obsolete inventory determined primarily based upon estimates of future demand for the Company’s products. At March 31, 2022 and December 31, 2021 the Company had no reserves for obsolescence.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.38% at March 31, 2022 and December 31, 2021. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the three-month periods end March 31, 2022 and 2021.

Revenue Recognition

The Company enters contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, detection and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of SOBR’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for these respective services and devices.

Revenue is recognized in conjunction with guidance provided by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) issued by the Financial Accounting Standards Board in May 2014. The company determines revenue recognition through five steps outlined in ASC 606 which include (1) the identification of the contract or contracts with a customer, (2) identification of individual or combined performance obligations contained in the contract, (3) determination of the transaction price detailed within the contract, (4) allocation of the transaction price to the specific performance obligations, and (5) finally, recognition of revenue as the Company’s performance obligations are satisfied according to the terms of the contract.

Contracts with a Single License/Service Performance Obligation

For contracts with a single performance obligation consisting of a license and/or data services, the entire transaction price is allocated to the single performance obligation and recognized at a point in time. Where the Company provides a performance obligation as licensed software or data services, revenue is recognized upon delivery of the software or services ratably over the respective term of the contract.

Contracts for Purchase of Hardware Devices Only

Where hardware devices are sold separately by the Company, the entire transaction price is allocated to the device as an individual performance obligation and revenue recognized at a point in time when either legal title, physical possession or control have transferred to the customer. Generally, these requirements are satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under SOBR’s standard terms and conditions of the purchase.

Contracts with Multiple Performance Obligations

Where a Company’s contract with a respective customer contains multiple performance obligations and due to the interdependent and interrelated nature of the licensed software, hardware devices and data reporting services, the Company accounts for the individual performance obligations if they are distinct in nature and the transaction price is allocated to each distinct performance obligations on a directly observable standalone sales price basis. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting requires significant judgment. Standalone selling prices are primarily based upon the price at which the performance obligation is sold separately. The Company may be able to establish a standalone sales price based upon observable products or services sold or priced separately in comparable circumstances, competitor pricing or similar customers. Where the performance obligations are either not distinct or directly observable, the Company estimates the standalone sales price of the performance obligations based upon the overall pricing objectives taking into consideration the value of the contract arrangement, number of licenses, number and types of hardware devices and the length of term of the contract. Professional judgement is required to determine the standalone sales price for each performance obligation where not directly observable. Revenue for Contracts with Multiple Performance Obligations is recognized on a ratable basis for each respective performance obligation as allocated under the prescribed Transaction Price identification model applied.

The Company requires customers to make payments related to subscribed software licenses and data services on a monthly basis via authorized bank account ACH withdrawal or an automatic credit card charge during the approved term of the respective agreement. The collectability of future cash flows are reasonably assured with any potential non-payment easily identified with future services being discontinued or suspended due to non-payment.

The Company’s contracts are generally twelve to thirty-six months in duration, are billed monthly in advance and are non-cancelable. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset (unbilled revenue) is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

The Company has elected to charge shipping, freight and delivery to customers as a source of revenue to offset respective costs when control has transferred to the customer.

We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

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

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $47,459 and $171,463 during the three-month periods ended March 31, 2022 and 2021, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $30,185 and $26,242 during the three-month periods ended March 31, 2022 and 2021, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2022 and December 31, 2021 as these have been offset by a 100% valuation allowance.

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

Concentration of Customers – The Company has conducted limited sales during the three-months ending March 31, 2022 to two customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers upon the completion of sales agreements.

Concentration of Suppliers – The Company relies on a limited number of components and contract suppliers to assemble its product.  If supplier shortages occur, or quality problems arise, production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Recently Issued Accounting Guidance

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

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, cash flow from operations, and competing market developments. The Company will need additional capital in the near future. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms.

As of March 31, 2022, the Company has an accumulated deficit of approximately ($63,000,000). During the three-months ended March 31, 2022, the Company also experienced negative cash flows from operating activities of approximately ($775,000). The Company is in default on a $3,048,781 convertible debenture due March 27, 2022 subject to penalties, damages and interest of approximately $1,100,000 (see Notes 8 and 9). It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

On May 18, 2022, we received approximately $8,779,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants each to purchase one share of Common Stock. The Warrants included in the Units are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Warrants will not be listed for trading and will expire five years from the date of their issuance.  On May 19, 2022, the $3,048,781 principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the loan agreement (see Note 16).

Management believes that the net offering proceeds of approximately $5,729,000, after the payment of the defaulted loan balance of $3,048,781, provides adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  However, convertible notes payable plus interest at 12% per annum are due 24 months from issuance.  Total principal balances of the convertible notes at March 31, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively.  The notes are convertible at $9 per share of the Company’s common stock. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. The notes automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq.  Should the notes not automatically convert or a significant portion of the note holders voluntarily not convert the notes to our common stock, we may need additional funds beyond the money raised in the underwritten public offering.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak and related variants continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak, its variants and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

Management believes the net proceeds received from the underwritten public offering and actions presently being taken to generate product and services revenues provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before March 31, 2022. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of March 31, 2022.

NOTE 3. ASSET PURCHASE

On June 5, 2020, the Company completed a transaction (the “Transaction”) with IDTEC subject to the terms and conditions of the Asset Purchase Agreement (the “APA”). The Transaction, recorded as an asset purchase, was valued at $29,222,955, which consists of the market price as of June 5, 2020 of the Company’s 4,000,000 shares of common stock issued totaling $27,120,000, the value of the APA Note Payable for funds spent by IDTEC and affiliates prior to closing of $1,407,501, and the fair value of warrants issued to IDTEC under a Waiver Under Purchase Asset Agreement and Post Closing Covenant Agreement to purchase 106,667 shares of common stock at an exercise price of $1.50 per share which expires five years after the date of issuance of $695,454.

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as the analysis of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The allocation to identifiable intangible assets required extensive use of financial information and management's best estimate of fair value. The Company identified and allocated the value of the asset purchase to intangible assets of $29,175,203 and property and equipment of $47,725.

Subsequent to the Transaction closing, the Company evaluated the fair value of the assets acquired based on discounted net cash flow for the SOBR Safe intellectual technology and market estimates for property and equipment. Based on the assessment of fair value, the Company recognized an asset impairment loss of $25,320,555 during the year ended December 31, 2020.

Intangible assets	$29,175,230
Less: Asset impairment	25,320,555
Intangible assets, net of impairment	$3,874,965

NOTE 4. INVENTORY

Inventory at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$51,050	$-
Finished goods	53,900	39,461
Inventory, net	$104,950	$39,461

NOTE 5. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2022	December 31, 2021
Insurance	$4,286	$4,286
Consulting services	25,000	8,267
Prepaid expenses	$29,286	$12,553

On February 26, 2021, the Company entered into a new lease agreement for its office facility for a 12-month term beginning March 1, 2021.  In addition to monthly base rent of $6,000, the agreement required the issuance of 5,333 shares of its common stock valued at $49,600. Stock-based compensation expense related to this agreement for the three-month periods ending March 31, 2022 and 2021 are $8,267 and $4,133, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$610,318	$3,244,357	10

Intangible assets consist of the following at March 31, 2022:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$706,684	$3,147,991	10

Amortization expense for the three-month period ended March 31, 2022 and 2021 was $96,366 and $96,366, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

Estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,220,656

NOTE 7. RELATED PARTY TRANSACTIONS

On February 12, 2021, the Company entered into a note payable agreement with David Gandini, an officer and shareholder, under which Mr. Gandini advanced the Company $30,000 for working capital purposes.  The unsecured note carried interest at 0% and was paid in April 2021.

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 106,667 warrants issued resulting from the 2020 Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC.  The warrant exercise price is $1.50 per share.  With the proceeds of the exercise, the Company paid $88,469 during the three-month period ended December 31, 2021 to settle an outstanding judgement against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement.  We issued 58,980 shares of our common stock for the $88,470 we received from IDTEC to pay the settlement. As the shares had not been issued by March 31, 2021, the amount received from IDTEC was included in the common stock subscriptions payable balance at March 31, 2021.

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 10) totaling $350,000 to existing shareholders holding a direct or indirect interest in the Company and $200,000 to a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $9 per share, and include warrants to purchase in total 91,667 shares of the Company’s common stock at $9 per share.

On May 31, 2021, the Company issued convertible notes payable (see Note 10) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company’s officer. The principal amount of the secured convertible debentures are convertible at $9 per share, and include warrants to purchase in total 75,000 shares of the Company’s common stock at $9 per share.

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The Series B Convertible Preferred Stock shares were issued in exchange for 1,000,000 shares of the Company’s common stock held by the Company’s CEO David Gandini and 2,000,000 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 13).

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Convertible debt default penalty (see Note 9)	$914,634	$-
Registration rights and default damages and penalties (see Note 9)	192,399	189,663
Consulting services	178,647	163,647
Taxes and other	110,016	110,590
Accrued expenses	$1,395,696	$463,900

NOTE 9. CONVERTIBLE DEBENTURE PAYABLE

Convertible debenture payable consists of the following:

	March 31, 2022	December 31, 2021
Convertible Debenture Payable with Detached Free-standing Warrant	$3,048,781	$3,048,781
Unamortized Debt Discount	-	(1,291,882)
Net Convertible Debenture Payable	$3,048,781	$1,756,899

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Original Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Original Warrants to purchase up to 406,504 shares of the Company’s common stock. The Debenture is convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $7.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture due date is March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture. The Original Warrant is exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $6.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $3.00 per share. The Original Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Original Warrant at any time beginning six months from the Closing Date  The RRA requires the Company to register for resale and maintain effectiveness of such Registration Statement for such all of the registrable securities under the terms of the Debenture and Original Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay of the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. The filing date requirements were cured in February 2022.  Total unpaid RRA damages and estimated related costs of approximately $192,399 and $189,700, are included in accrued expenses at March 31, 2022 and December 31, 2021 (see Note 8). Damage expenses included in general and administrative expenses in the Condensed Consolidated Statement of Operations were $2,736 and none for the three-month periods ended March 31, 2022 and 2021.

The Debenture matured on March 27, 2022 and the Company did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the Purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). Default penalties at the Purchaser’s election are due and payable at the Mandatory Default Amount defined as the sum of (a) the greater of (i) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of this Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture,  As the default had not been cured through the Waiver date, mandatory default penalties of $914,634 are included in general and administrative expense in the Condensed Consolidated Statement of Operations for the three-months ended March 31, 2022 and included in accrued expenses at March 31, 2022 (see Note 8).

In exchange for the Waiver of the default penalties the Company agreed to: (i) amend that certain Common Stock Warrant (the “Original Warrant”) issued by the Company to the Purchaser dated September 27, 2021 to extend the Termination Date (as defined in the Original Warrant) from September 28, 2026 to September 28, 2028; and (ii) issue the Purchaser a second Common Stock Purchase Warrant (the “New Warrant”) entitling the Purchaser to subscribe for and purchase up to an additional 101,626 shares of our common stock, expiring March 29, 2029, with all other terms of the warrant the same as the Original Warrant.  We also agreed, within thirty (30) days of the date of the Waiver, to file a Registration Statement on Form S-1 (or, if such form is unavailable for such a registration, on such other form as is available for such registration), covering the resale of all of the shares underlying the New Warrant.  As a result of the default event, Debenture’s automatic conversion features upon the occurrence of a Qualified Offering no longer apply and interest accrues at 18% per annum on the principal amount.

The Company evaluated the Debenture for embedded derivative and beneficial conversion features and determined that its embedded conversion feature carried a debt discount. The total conversion feature debt discount of $980,000 is amortized over the life of the convertible debenture. The debt discount amortization expense recorded as amortization of interest in the condensed consolidated statements of operations was $465,635 and none for the three-month periods ended March 31, 2022 and 2021, respectively.  As of March 31, 2022, the debenture carries outstanding warrants of 508,130. The relative fair value of the related stock warrants granted during the three-month periods ended March 31, 2022 and March 31, 2021 was $864,000 and none, respectively.  The unamortized discount at March 31, 2022 and December 31, 2021 was none and $402,465, respectively. Stock warrants amortization expense recorded as interest expense was $465,635 and none for the three-month periods ended March 31, 2022 and 2021, respectively.

As a result of the change in the Original Warrant extended termination date and the New Warrant issued in exchange for the Waiver, the Company evaluated the reacquisition price of the Debenture under ASC 470-50-40-2 to be $3,912,781.  As the net carrying amount of the Debenture is $3,048,781, a loss on extinguishment of debt of $864,000 was recognized during the three-month period ended March 31, 2022.

The Company incurred $548,781 of original issue discount and $275,000 of debt issuance costs related to the Debenture which was being amortized to interest expense over the term of the debt using the effective interest method. The unamortized discount and issuance costs at March 31, 2022 and December 31, 2021 was none and $423,782, respectively. Interest expense related to the original issue discount and debt issuance costs was $423,782 and none for the three-month periods ended March 31, 2022 and 2021, respectively.

NOTE 10. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	March 31, 2022	December 31, 2021
Convertible Notes Payable with Detached Free-standing Warrants	$1,000,000	$1,000,000
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(522,262)	(645,547)
Net Related Party Notes Payable	$489,548	$366,263
Current Portion	(302,152)	(11,810)
Net Long-Term Portion	$187,396	$354,453

Total interest expense for related party notes was $385,889 and $3,847 for the three-month periods ended March 31, 2022 and 2021, respectively.

Related Party Convertible Notes Payable with Detached Free-Standing Warrants

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9 per share, that have a total principal balance of $1,000,000 as of March 31, 2022. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for embedded derivative and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the condensed consolidated statements of operations was $55,356 and $6,361 for the three-month periods ended March 31, 2022 and 2021, respectively. The unamortized beneficial conversion feature was $235,986 and $291,343 at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, these notes carry outstanding warrants of 166,667. The relative fair value of the related stock warrants granted during the three-month periods ended March 31, 2022 and March 31, 2021 was none and $287,781, respectively. Stock warrants amortization expense recorded as interest expense was $67,932 and $8,981 for the three-month periods ended March 31, 2022 and 2021, respectively. The unamortized discount at March 31, 2022 and December 31, 2021 is $286,274 and $354,205, respectively.

Conventional Non-convertible Notes Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of March 31, 2022 and December 31, 2021. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable consist of the following:

	March 31, 2022	December 31, 2021
Convertible Notes Payable with Detached Free-standing Warrants	$1,005,000	$1,005,000
Convertible Notes Payable	9,183	56,683
Conventional Non-Convertible Notes Payable	42,500	42,500
Notes Payable with Detached Free-standing Warrants	5,000	5,000
Unamortized Debt Discount	(519,571)	(648,580)
Net Non-Related Party Notes Payable	$542,112	$460,603
Current Portion	(348,508)	(104,183)
Net Long-Term Portion	$193,604	$356,420

Total interest expense for non-related party notes was $129,009 and $5,141 for the three-month periods ended March 31, 2022 and 2021, respectively.

Convertible Notes Payable with Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9 per share, that have a total principal balance of $1,005,000 as of March 31, 2022 and December 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable.  The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $59,230 and $3,181 for the three-month periods ended March 31, 2022 and 2021.  As of March 31, 2022, these notes carry outstanding warrants of 167,500. The relative fair value of the related stock warrants granted during the three-month periods ended March 31, 2022 and 2021 was none and $541,707, respectively.  Stock warrants amortization expense recorded as interest expense was $69,780 and $4,491 for the three-month periods ended March 31, 2022 and 2021.  The unamortized discount at March 31, 2022 and December 31, 2021 was $281,646 and $351,425, respectively.

Convertible Notes Payable

The Company has two unsecured, convertible notes payable to non-related parties that have a principal balance of $9,183 as of March 31, 2022 and three convertible notes payable to non-related parties that have a principal balance of $56,683 as of December 31, 2021. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from February 2013 to March 2022. Notes with principal balances of $9,183 are in default at March 31, 2022 and December 31, 2021. These notes carry a conversion price of $6.00 to $32.29 per share. On March 3, 2022 the Company authorized the issuance of 7,917 shares of common stock under the terms of a $47,500 convertible note payable issued March 6, 2020 with interest at 5%, due March 6, 2022 and convertible at $6.00 per share. The Company evaluated these convertible notes payable for embedded derivative and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The beneficial conversion features were either fully amortized upon grant or over the life of the convertible notes payable.

Non-convertible Notes Payable

The Company has three unsecured, non-convertible notes payable to non-related parties that have a principal balance of $42,500 as of March 31, 2022, and December 31, 2021. These notes carry interest rates ranging from 5% - 10% and have due dates ranging from December 2013 to June 2022. Two of the three notes are currently in default.

Notes Payable with Warrants

The Company has one unsecured, note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 as of March 31, 2022 and December 31, 2021. This note carries an interest rate of 10% and had a due date of September 2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired in 2019.

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

The embedded derivative for the debenture is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The Company fair valued the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 120%, (2) risk-free interest rate of 0.05%, and (3) expected life from 4 to 6 months. On September 28, 2021, the Closing Date of the transaction, the fair value of the embedded derivative was $980,000 and is amortized to interest expense over the term of the Debenture. Utilizing level 3 inputs, the Company recorded a fair value loss of $340,000 for the three-month period ended March 31, 2022. The fair value of the embedded derivative recorded on the balance sheet as a liability was $1,380,000 at March 31, 2022.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2021	$1,040,000
Fair value of derivatives issued	-
Fair value adjustments	340,000
Balance at March 31, 2022	$1,380,000

NOTE 12. COMMON STOCK

The Company’s common stock transactions for the three-months ended March 31, 2021, consist of the following:

The Company issued 14,390 shares of its common stock to SOBR Safe, LLC, an entity controlled by a beneficial owner of the Company, in full satisfaction of $107,880 of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares, see Note 13.

The Company’s common stock transactions for the three-months ended March 31, 2022, consist of the following:

The Company issued 16,667 shares of its common stock for RSUs vested during 2021.

The Company issued 7,917 shares of common stock under the terms of a $47,500 convertible note payable.

The Company exchanged 1,000,000 shares of common stock for 3,000,000 shares of Series B convertible preferred stock (see Note 13).

NOTE 13. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred Stock. In each calendar year, the holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred Stock simultaneously. Dividends on the Series A Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred Stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution)  of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred Stock to shares of common stock can occur unless the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $5.01. The shares of Series A Convertible Preferred Stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred Stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

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

The Series A-1 Convertible Preferred Stock earns cumulative dividends at a rate of 8% per annum, payable in cash or common stock at the option of the Company on June 30 and December 31 of each year. If paid in common stock, the common stock will be valued at the average of the closing price for the five business days prior to the dividend payment date. The preferred shareholders will participate in any common stock dividends on an as converted basis.   On December 7, 2020, we sent a Notice of Automatic Conversion and Calculation of Dividend Shares to SOBR SAFE notifying them that under the terms governing the shares of Series A-1 Convertible Preferred Stock the 2,700,000 shares of Series A-1 Convertible Preferred Stock owned by SOBR SAFE automatically converted into 900,000 shares of our common stock.  In addition, as a result of the conversion of the Series A-1 Convertible Preferred Stock we owed SOBR SAFE accrued dividends totaling $107,880, which we could pay in cash or in shares of our common stock based on the price of common stock on the applicable dividend dates.  Our management and Board of Directors elected to pay SOBR SAFE the accrued dividends in shares of our common stock.

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company.  The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder , into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis. As the convertible preferred stock contain voting rights and other comparable features to the common stock it was exchanged for, the exchange resulted in no transfer of value from the common stockholders to the preferred stockholders as included in the condensed consolidated statement of changes in stockholders deficit for the three months ended March 31, 2022.

NOTE 14. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

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

Stock Warrants

During March, April and May 2021, the Company issued through the Offering convertible notes payable with warrants, (see Note 10), to purchase up to 334,167 shares of our common stock at an exercise price of $9 per share. The warrants expire two years after the date of issuance.

On September 28, 2021 and March 30, 2022 the Company issued through the sale of the Debenture Original Warrants and New Warrants, (see Note 9), to purchase up to 406,504 and 101,626, respectively, shares of our common stock at an exercise price of $6 per share. The warrants expire seven years after the date of issuance.

The total outstanding balance of all stock warrants in the Company is 938,090 and 836,464 at March 31, 2022 and December 31 2021, respectively. There were 101,626 detached free-standing stock warrants granted during the three-month period ended March 31, 2022, and 183,333 detached free-standing stock warrants granted during the three-month period ended March 31, 2021. The fair value of these non-employee stock warrants granted during the three-month periods ended March 31, 2022 and 2021 totaled $700,000 and $619,381, respectively, and were determined using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2022	March 31, 2021
Exercise Price	$6.00	$9.00
Dividend Yield	0%	0%
Volatility	110%	158%
Risk-free Interest Rate	2.45%	0.14%
Life of Warrants	7 Years	2 Years

The following table summarizes the changes in the Company’s outstanding warrants during the three-month period ended March 31, 2022 and 2021, and as of March 31, 2022 and 2021:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	194,772	$1.50 – 6.00	3.80 Years	$2.82	$1,173,737
Warrants Granted	183,333	$6.00	1.96 Years	$9.00	$66,000
Warrants Exercised	(58,979)	$1.50	0.50 Years	$1.50
Warrants Expired	-
Balance at March 31, 2021	319,126	$1.50 – 6.00	2.52 Years	$6.62	$875,493

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	101,626	$6.00	7.00 Years	$6.00	$152,439
Warrants Exercised	-	$-		$-	$-
Warrants Expired/Forfeited	-	$-		$-	$-
Balance at March 31, 2022	938,090	$1.50 – 9.00	4.14 Years	$6.69	$757,863

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,282,823 shares of Company common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders ratified a further authorization of shares of common stock for a total of 1,733,333 shares subject to the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

As of March 31, 2022 and December 31, 2021, the Company has granted stock options to acquire 1,106,587 and 1,036,588 shares of common stock under the plan, respectively. As of March 31, 2022, the plan has 679,204 vested shares and 427,383 non-vested shares. As of December 31, 2021, the plan had 618,841 vested shares and 417,747 non-vested shares. The stock options are held by our officers, directors, employees, and certain key consultants.

In total for the three months ended March 31, 2022 and 2021, the Company recorded in general and administrative expense $492,441 and $105,013, respectively, of share-based compensation expense related to stock options. The unrecognized compensation expense as of March 31, 2022, was approximately $2,142,569 for non-vested share-based awards to be recognized over periods of approximately two months to three years.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the three-month periods ended March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Exercise Price	$8.25 – 9.0750	-
Dividend Yield	0%	-
Volatility	191%-192%	-
Risk-free Interest Rate	0.78%-1.52%	-
Life of Warrants	2 – 3 Years	-

The following table summarizes the changes in the Company’s outstanding stock options during the three-month periods ended March 31, 2022 and 2021:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	857,409	$0.7902 – 9.90	7.45 Years	$1.4997	$6,302,277
Options Granted	-
Options Exercised	-
Options Expired	-
Balance at March 31, 2021	857,409	$0.7902 – 9.90	7.21 Years	$1.4497	$6,739,385

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.7903 – 10.74	6.21 Years	$3.3900	$5,804,517
Options Granted	70,000	$8.25 – 9.0750	2.04 Years	$8.2893	$-
Options Exercised	-
Options Expired/Forfeited	-
Balance at March 31, 2022	1,123,356	$0.7903 – 10.7250	5.71 Years	$3.7042	$2,014,970

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2021	635,609	$0.7903 - 10.74	6.7 Years	$1.5861	$4,655,089
Exercisable at March 31, 2022	695,973	$0.7903 – 10.73	4.16 Years	$2.1692	$3,710,124

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested. In January and February 2022, the Company granted 16,667 service based RSUs to an executive officer and 25,000 service based RSUs to a director, respectively. All RSUs granted in 2022 vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up list of the Company to a national exchange or January 1, 2023.  On January 12, 2022, 16,667 shares of the Company’s common stock were issued for the RSUs vested during 2021.

The following table summarizes RSU activity under the Plan for the three-month periods ended March 31, 2022 and 2021:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2020	71,667	$8.75	1.70 Years
Granted	-
Vested	-
Unvested at March 31, 2021	71,667	$8.75	1.45 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2021	133,585	$8.56	0.97 Years
Granted	41,667	6.92	1.01 Years
Vested	-
Unvested at March 31, 2022	175,252	$8.17	0.74 Years

In total for the three months ended March 31, 2022 and 2021, the Company recorded in general and administrative expense $442,784 and $60,531, respectively, of share-based compensation expense related to restricted stock units. As of March 31, 2022, total estimated compensation costs of RSUs granted and outstanding but not yet vested was $774,765 which is expected to be recognized over the weighted average period of 9 months.

Executive Officers Stock Options and RSUs

The Company has 311,436 and 823,482 outstanding executive officers stock options exercisable at $0.7902 to $10.14 and $0.7902 to $10.14 per share as of March 31, 2022 and December 31, 2021, respectively.  The Company has 175,252 and 61,919 unvested RSUs granted to executive officers as of March 31, 2022 and December 31, 2021, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 26, 2021 the Company executed an office lease, effective for a 12-month term beginning March 1, 2021.  The lease requires monthly base rent payments of $6,000 and the issuance of 5,333 shares of the Company’s common stock.  The value of the common stock of $49,600 is amortized to rent expense on a monthly basis over the lease term. This lease was not renewed.  The Company leases shared office space on two-to-three-month basis with monthly rents approximating $4,500. The Company also leases an office space for approximately $5,000 per month on a short-term (month to month) basis through a related party that terminates at any time.  Rent expense under office leases, including CAM charges, was $48,819 and $23,629 for the three-month periods ended March 31, 2022 and 2021, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs as of the date of this report.  As of March 31, 2022, and December 31, 2021, the Company has accrued 11,164 plus accrued interest of approximately 18,000.  In the event we pay any money related to this lawsuit, IDTEC agreed to pay the amount for the Company in exchange for shares of our common stock.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 23, 2022, which is the date the condensed consolidated financial statements were available to be issued.

Our Common Stock has been approved for listing on the Nasdaq Capital Market (“Nasdaq”) under the symbol “SOBR” and began trading the exchange on May 16, 2022.

In concert with our up listing to Nasdaq, on May 18, 2022, we received approximately $8,779,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants each to purchase one share of Common Stock. The Units have no stand-alone rights and will not be certified or issued as stand-alone securities.  The Warrants included in the Units are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Warrants will not be listed for trading and will expire five years from the date of their issuance.

On May 19, 2022, the $3,048,781 principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture, which was in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default including penalty, damages and interest provisions of the debt agreement.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to SOBR Safe, Inc.

Reverse Stock Split

On November 4, 2021, our Board of Directors approved an amendment to our Articles of Incorporation to affect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on Nasdaq.

On January 7, 2022, our stockholders approved the same amendment to our Articles of Incorporation to affect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on Nasdaq, with the final ratio to be determined by our Board of Directors.

On March 4, 2022, our Board of Directors approved the reverse split ratio of 1-for-3.

On April 28, 2022, the 1-for-3 reverse stock split went effective with the State of Delaware, Financial Industry Regulatory Authority (“FINRA”) and OTC Markets. As a result of the 1-for-3 reverse stock split, every three shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock at the time was reduced from 23,409,415 (pre-split) to approximately 7,803,139 (post-split). No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split instead received one additional share of our common stock in lieu of the fractional share. The reverse stock split did not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share was rounded up to the nearest whole share.

Corporate Overview

We were incorporated under the name Imagine Media, Ltd. in August 2007 to publish and distribute Image Magazine, a monthly guide and entertainment source for the Denver, Colorado area. We generated only limited revenue and essentially abandoned the business plan in January 2009.

On September 19, 2011, we, Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (“TBT”), a California corporation, from TBT’s directors in exchange for 124,439 shares of our common stock. In January 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc., and we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 109,979 shares of our common stock. With the acquisitions in September 2011 and January 2012 of TBT common stock, we own approximately 99% of the outstanding shares of TBT. As a result of the acquisitions, TBT’s business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

On March 9, 2020, in connection with our transaction with IDTEC, LLC our Board of Directors approved the amendment to our Certificate of Incorporation on March 9, 2020 and stockholders holding 52.24% of our then outstanding voting stock approved an amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, (i) changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.”, (ii) effecting a 1-for-33.26 reverse stock split of our common stock, and (iii) decreasing our authorized common stock from 800,000,000 shares to 100,000,000 shares. The Certificate of Amendment to our Certificate of Incorporation became effective with the State of Delaware on April 24, 2020.

As a result of the reverse stock split effected by our Certificate of Amendment to our Certificate of Incorporation, every 33.26 shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split received one additional share of our common stock in lieu of the fractional share. The reverse stock split did not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share was rounded up to the nearest whole share.

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with FINRA and OTC Markets.  As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on Nasdaq Capital Market on May 16, 2022. Prior to this uplist to Nasdaq Capital Market, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 525, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and

o	analyzes our financial condition and the results of our operations for the three-months ended March 31, 2022.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Operations and Outlook

We develop and provide companies with non-invasive technology to quickly and safely identify potential alcohol issues with their employees or contractors, that if left undetected could cause injury or death. These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefit for our customers and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRSafe™ hardware/software platform for non-invasive alcohol detection and identity verification, a solution that has anticipated applications in commercial vehicle fleets, manufacturing and warehousing, construction, DUI probation, third-party alcohol testing, outpatient alcohol rehabilitation and youth drivers.  We believe that uniform daily use of our device could result in insurance savings across workers’ compensation, general liability, umbrella and fleet policies.

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

As a result, we have now progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with an initial focus on last mile delivery fleets.  At the end of 2021, we had several customers in the sales cycle, but our SOBRcheck™ devices were not delivered to them until January 2022. Since, we have executed customer agreements, invoiced these customers and are in revenue as of first quarter 2022.

Our second device, a wearable wristband (SOBRsure™), utilizes the same SOBRSafe™ sensor technology and software platform, which was validated during the SOBRcheck™ pilot tests. The primary intended application for this band is for young individual drivers and commercial fleet management, with an additional potential application in managed care/alcohol rehabilitation. We plan for the wearable band to be commercially available in August 2022.

Design, manufacturing and assembly of our SOBRcheck™ and SOBRsure™ devices will take place in the United States. We currently utilize two companies for manufacturing of the SOBRcheck™ device.  We do not have agreements in place with these companies and we operate with them on a purchase order/payment basis. We supply a purchase order, which they fulfill, and then they send us an invoice.

Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses; among those we are currently exploring include possible integrations with existing telematics systems, and it could be licensed by non-competitive third parties.

On January 15, 2021, we initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $9 per share, and a Warrant to purchase 8,333 shares of the Company’s common stock at $9 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance.  The Offering closed on May 31, 2021 and raised $2,005,000.

On September 28, 2021, we completed a financing transaction of a convertible debenture and issued warrants (the “Debenture”) that raised $2,225,000 of net proceeds after debt issuance costs.  The Debenture is for a face amount $3,048,781 with an Original Issue Discount of 18% and was due March 27, 2022, if not converted. The Debenture matured on March 27, 2022 and we did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). In exchange for the Waiver of the default penalties the Company agreed to: (i) amend the original Common Stock Warrant (the “Original Warrant”) issued by the Company to the purchaser dated September 27, 2021 to extend the Termination Date (as defined in the Original Warrant) from September 28, 2026 to September 28, 2028; and (ii) issue the Purchaser a second Common Stock Purchase Warrant (the “New Warrant”) entitling the Purchaser to subscribe for and purchase up to an additional 101,626 shares of our common stock, expiring March 29, 2029, with all other terms of the warrant the same as the Original Warrant. The extended terms of the Original Warrants and the issuance of the New Warrants resulted in additional fair value of $164,000 and $700,000, respectively during the three-month period ended March 31, 2022. As a result of the change in the Original Warrant extended termination date and the New Warrant issued in exchange for the Waiver, the Company evaluated the reacquisition price of the Debenture under ASC 470-50-40-2 to be $3,912,781.  As the net carrying amount of the Debenture is $3,048,781, a loss on extinguishment of debt of $864,000 was recognized during the three-month period ended March 31, 2022. We did not cure the default as of the Waiver date resulting in mandatory penalties of $914,634 accrued as of March 31, 2022.

We deployed the net funding we received from the 2021 financing ($4.2M) to bolster and expedite product development (SOBRcheck™ and SOBRsure™), deploy sales and marketing initiatives to develop the SOBR brand and grow the business and expand the employee base in correlation with customer and technology development.

On May 18, 2022, we received approximately $8,799,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants each to purchase one share of Common Stock. The Warrants included in the Units are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Warrants will not be listed for trading and will expire five years from the date of their issuance.  On May 19, 2022, the $3,048,781 principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the loan agreement.

Management believes that the net offering proceeds of approximately $5,729,000, after the payment of the defaulted loan balance of $3,048,781, provides adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  However, convertible notes payable plus interest at 12% per annum are due 24 months from issuance.  Total principal balances of the convertible notes at March 31, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively.  The notes are convertible at $9 per share of the Company’s common stock. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. The notes automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq.  Should the notes not automatically convert or a significant portion of the note holders voluntarily not convert the notes to our common stock, we may need additional funds beyond the money raised in the underwritten public offering.

In addition capital may be required under the following circumstances, 1) accelerated customer acquisition increasing capital outlay, 2) advanced purchasing of materials due to COVID backlog, 3) acquisition of new technology, 4) potential acquisition of a key asset, and 5) global expansion.

Results of Operations for Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Summary of Results of Operations

	Three Months Ended March 31,
	2022	2021
Revenue	$1,500	$-
Cost of goods sold	1,100	-
Gross Profit	400	-

Operating expenses:
General and administrative	2,269,175	776,861
Stock-based compensation expense	442,784	18,690
Research and development	47,459	171,463

Total operating expenses	2,759,418	967,014

Operating loss	(2,759,018)	(916,014)

Other income (expense):
Other income (expense), net	27	-
Loss on extinguishment of debt	(864,000)	-
Loss on fair value adjustment – derivatives	(340,000)	-
Interest expense	(1,026,471)	(25,878)
Amortization of interest – conversion features	(580,221)	(9,542)
Total other expense, net	(2,810,665)	(35,420)

Net loss	$(5,569,683)	$(1,002,434)

Operating Loss; Net Loss

Our net loss increased by $4,567,249 from $1,002,434 to $5,569,683, from the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2022.  The change in our net loss and operating loss for the three months ended March 31, 2022, compared to the same prior year period, is primarily a result of acceleration of our planned strategic operational and financing activities resulting in increases in interest and other financing related costs, general and administrative expenses, and stock-based compensation expense, offset by a reduction in research and development expense.  The changes are detailed below.

Revenue

Prior to the three-month period ended March 31, 2022, we progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. We executed customer agreements, invoiced these customers and recognized revenue of $1,500 during the first quarter 2022.

Gross Profit

The cost of goods sold for the three-months ended March 31, 2022 was $1,100 resulting in a gross profit of $400 and a gross margin of 27%. Due to the limited history of generating revenue, the gross profit and gross margin at March 31, 2022 is not indicative of our future planned performance, our product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $1,492,314, from $776,861 for the three-month period ended March 31, 2021 to $2,269,175 for the three-month period ended March 31, 2022. The increase from the same prior year period is primarily due to increases in our employee compensation and benefits of $128,552, a one-time debt default penalty of $914,634 related to the Armistice Convertible Debt, stock-option expense of $386,057, professional, legal and consulting services of $62,767, and facility rents of $12,856, offset by a reduction in other general & administrative expenses in aggregate of $12,552.

Stock-Based Compensation Expense

We had stock-based compensation expense of $442,784 for the three-months ended March 31, 2022, compared to $18,690 for the three-months ended March 31, 2021.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees.

Research and Development

Research and development decreased by $124,004, to $47,459 for the three-months ended March 31, 2022, compared to $171,463 for the three-months ended March 31, 2021.  The decrease in research and development was due to the finalization of our initial development of our SOBR® Safe™ software platform and the development and test of our SOBRcheck™ devices, as we prepared to commercialize the device in January 2022.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a loss of $340,000 for the three-month period ended March 31, 2022, which is related to outstanding financial instruments issued in September 2021 that contain an embedded derivative liability component. We did not have any outstanding financial instruments that contain derivative liability components during the three-month period ended, March 31, 2021. The gain or loss related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense increased by $1,026,471, from $25,878 for the three-month period ended March 31, 2021 to $1,000,593 for the three-month period ended March 31, 2022. This increase is primarily attributable to us having significantly more outstanding convertible debt during the three months ended March 31, 2022 compared to the same period in 2021.

The increase of $1,000,593 in interest expense is attributed to the increase in outstanding debt related to interest amortization from original issued debt and convertible warrants in September 2021 of $828,743 and increase in interest amortization of $171,850 from private placement offering in January 2021 of $197,414 for the three-month period ended March 31, 2022, as compared to $25,878 of interest expense for the three-month period ended March 31, 2021.

Amortization of Interest – Conversion Features

During the three-months ended March 31, 2022, we had amortization of interest – beneficial conversion feature expense of $580,221 compared to $9,542 during the three-months ended March 31, 2021, resulting in an increase of $570,679.  The expenses for the periods were related to the amortized discount on convertible notes payable of which we had substantially more outstanding convertible debt during the three months ended March 31, 2022 compared to the same period in 2021.

Liquidity and Capital Resources for Three Months Ended March 31, 2022 Compared to December 31, 2021

Introduction

During the three-months ended March 31, 2022 and 2021, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of March 31, 2022 is $107,448 and our current normalized monthly operating cash flow burn rate is approximately $200,000. As a result, we need to raise additional funds to finance our current and long-term business plans.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future to adequately satisfy these needs through the proceeds generated from the sales of our securities or additional financing

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2022 and as of December 31, 2021, respectively, are as follows:

	March 31, 2022	December 31, 2021	Change
Cash	$107,448	$882,268	$(774,820)
Total Current Assets	242,184	934,282	(692,098)
Total Assets	3,420,751	4,209,215	(788,464)
Total Current Liabilities	7,247,302	3,981,935	3,265,367
Total Liabilities	7,628,302	4,652,808	2,975,494

Our current assets and total assets decreased as of March 31, 2022, as compared to December 31, 2021, primarily due to the use cash to support our negative cash flow from operations.

Our current liabilities increased as of March 31, 2022, as compared to December 31, 2021. This increase was primarily due to increases in accounts payable, accrued interest payable, accrued expenses payable, derivative liability, convertible debenture payable and current maturities of long-term debt.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $774,820 for the three-month period ended March 31, 2022, as compared to net cash used for operating activities of $668,781 for the three-month period ended March 31, 2021. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of $5,569,683, offset by non-cash expense items including depreciation and amortization of $96,366, loss on extinguishment of debt of $864,000, change in fair value of a derivative liability by $340,000, amortization of interest – conversion features of $580,221, amortization of interest of $423,782, stock options expense of $491,441, and stock-based compensation expense of $442,784, and changes in our assets and liabilities for accounts receivable of ($500), inventory of ($65,489), prepaid expenses of ($16,733), accounts payable of $96,886, accrued expenses of $931,796, and accrued interest payable of $57,696, and related party payables of $12,437.

For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of $1,002,434, offset by depreciation and amortization of $96,366, amortization of interest – beneficial conversion feature of $9,562, stock warrants expense of $13,472, stock options expense of $105,013, stock-based compensation expense of $18,690, and changes in our assets and liabilities of  amounts due from related parties of ($2,792), prepaid expenses of $5,559, accounts payable of $65,317, accrued expenses of ($30,566), accrued interest payable of ($42,950), related party payables of $7,533, and common stock subscriptions payable of $88,469.

Investments

We had no cash provided by or used for investing activities during the three-month period ended March 31, 2022 or March 31, 2021.

Financing

We had no cash provide by or used in financing activities during the three-month period ended March 31, 2022. For the three-month period ended March 31, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $600,000 and proceeds from notes payable – related parties of $530,000.

Contractual Obligations and Commitments

At March 31, 2022, the Company had no debt obligations and short term leases and was not committed to material contractual obligations for the design, production, delivery or assemble of its software platform or associated devices.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Effects of COVID 19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak and its variants continues to evolve as of the date of this filing. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak, its variants, and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it could have an adverse effect on our results of future operations, financial position, and liquidity in 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2022

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. During the three-month period ended March 31, 2022, we hired a Chief Financial Officer, whereas previously our Chief Executive Officer also served as our Principal Financial Officer, and hired a Vice President of Finance and Accounting to improve disclosure controls and procedures, and support additional segregation of financial and internal controls.  Also, our Board approved our Audit Committee Charter in compliance with Nasdaq requirements. Although we began mitigating certain limitations in the effectiveness of its system of controls and procedures during the three month period ended March 31, 2022, based on the evaluation described above, and as a result, in part, of the timing of beginning to implement the mitigating improvements, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and have not significantly improved as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b) Changes in Internal Controls over Financial Reporting

As noted above, during the three-month period ended March 31, 2022, we hired a Chief Financial Officer, whereas previously our Chief Executive Officer also served as our Principal Financial Officer, and hired a Vice President of Finance and Accounting to improve disclosure controls and procedures, and support additional segregation of financial and internal controls.  Also, our Board approved our Audit Committee Charter in compliance with Nasdaq requirements.  As a result, we began mitigating certain limitations in the effectiveness of its system of controls and procedures during the three month period ended March 31, 2022, however, due to the timing of beginning to implement these improvements, we do not believe they materially impacted our internal controls over financial reporting or our internal controls over financial reporting during the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of May 2022. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022 we issued the following unregistered securities:

On January 12, 2022, we issued 16,667 shares of our common stock for restricted stock units that vested during 2021.  This issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on our knowledge of the purchaser and the representations of the purchaser contained in certain agreements, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

On March 1, 2022, we entered in to Share Exchange Agreements with David Gandini, one of our officers and directors, and Gary Graham, our largest shareholder, to exchange 333,334 and 666,667 shares of our common stock into 1,000,000 shares and 2,000,000 shares of our Series B Preferred Stock, respectively.  These stock exchanges of common stock for preferred stock were done as conditions of our planned underwritten offering and planned listing on Nasdaq.  The shares of our Series B Convertible Preferred Stock have liquidation preference over our common stock, receive dividends in pari passu with our common stockholders, are convertible into shares of our common stock on a 1-for-1 basis, and vote on an “as converted” basis.  The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors are sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On March 3, 2022, we issued 7,917 shares of common stock under the terms of a $47,500 convertible note payable issued March 6, 2020 with interest at 5%, due March 6, 2022 and convertible at $6 per share.  This issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on our knowledge of the purchaser and the representations of the purchaser contained in certain agreements, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2022 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2022 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2022 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2022 this note was in default.

On March 14, 2014, we borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of March 31, 2022 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2022 this note was in default.

On September 28, 2021, we received from a non-related party $2,500,000 for an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781. As of March 31, 2022 this note was in default.  On May 19, 2022 the principal balance was paid in full satisfying all amounts due and accrued under the default and damages provisions of the loan agreement.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On May 13, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”), with Aegis Capital Corp., who acted as the lead book running manager (the “Underwriter”), pursuant to which we agreed to sell to the Underwriter in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,352,942 units. Each unit consisted of one share of our common stock, par value $0.00001 per share (the “Common Stock”), and two warrants (“Warrants”, and together with the Common Stock the “Units”), at a public offering price of $4.25 per Unit. Each Warrant included in the Units is exercisable for one share of Common Stock, is exercisable immediately, has an exercise price of $4.25 per share, which represents 100% of the price per unit sold in the Offering, and expires five years from the date of issuance. The exercise price of the Warrant may adjust downward based on certain events. The Common Stock began trading on the Nasdaq Capital Market under the symbol SOBR on May 16, 2022. The Warrants are non-tradeable.

The Units were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-262665), initially filed by us with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) on February 11, 2022, and declared effective on May 13, 2022.

In addition, the Underwriter was granted a 45-day option, exercisable in one or more times in whole or in part, to purchase up to an additional 352,941 shares of Common Stock and/or up to an additional 705,882 Warrants solely to cover over-allotments. The over-allotment shares of Common Stock can be purchased at the public offering price of the Units ($4.25), less the underwriting discounts payable by us, and the Warrants can be purchased for $0.01 per Warrant.

The Underwriting Agreement contains customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations of us and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. Further, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, we, each director and executive officer of our, and certain stockholders have agreed with the Underwriter not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of Common Stock or securities convertible into Common Stock for a period of 180 days (24 months for the Company) commencing on the May 13, 2022, the date of the final prospectus.

On May 17, 2022, we entered into a warrant agent agreement (the “Warrant Agent Agreement”) with Equiniti Trust Company (“Warrant Agent”), to serve as our warrant agent for the Warrants. Upon the closing of the Offering, the Warrant Agent issued the Warrants.

On May 18, 2022, pursuant to the Underwriting Agreement, we issued Representative’s Warrants to purchase up to an aggregate of 141,177 shares of Common Stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on November 17, 2022, until May 17, 2027. The initial exercise price of Representative's Warrants is $5.3125 per share, which equals 125% of the public offering price per Unit in the Offering.

The Offering closed on May 18, 2022.

The foregoing description of the Underwriting Agreement, Representative’s Warrants and Warrant Agent Agreement are not complete and are qualified in their entirety by references to the full text of the Underwriting Agreement, the form of Representative’s Warrants, the Warrant Agent Agreement and the Form of Unit Warrant, which are filed as exhibits 1.1, 4.1, 4.2 and 4.3, respectively, to this report and are incorporated by reference herein.

ITEM 6 Exhibits

Item No.	Description

1.1 (19)	Underwriting Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated May, 2022

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (6)	Amended and Restated Bylaws of SOBR Safe, Inc.

3.5 (10)

Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares

4.1 (19)	Form of Representative’s Warrant

4.2 (19)	Warrant Agency Agreement

4.3 (19)	Form of Unit Warrant

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16 (11)	Advisory Agreement with Steven Beabout dated October 9, 2020

10.17 (12)	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021

10.18 (12)	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021

10.19 (12)	Securities Purchase Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021

10.20 (12)	Registration Rights Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021

10.21 (13)	“Form of” Secured Convertible Debenture issued by SOBR Safe, Inc. in $2M Regulation D Offering

10.22 (13)	“Form of” Warrant issued by SOBR Safe, Inc. in Regulation D Offering

10.23 (14)	Transition Agreement by and between SOBR Safe, Inc. and Kevin Moore dated October 30, 2021

10.24(15)	Executive Employment Agreement with Scott Bennett dated August 17, 2021

10.25(15)	Executive Employment Agreement with Michael Watson dated October 11, 2021

10.27 (16)	Executive Employment Agreement with Gerard Wenzel dated January 1, 2022

10.28 (17)	Form of Share Exchange Agreement with David Gandini and Gary Graham for Series B Preferred Stock

10.29 (18)	Waiver by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated March 30, 2022

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Commission on May 26, 2020

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(11)	Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the Commission on June 30, 2021

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 1, 2021

(13)	Incorporated by reference from Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on December 1, 2021

(14)	Incorporated by reference from Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on December 20, 2021.

(15)	Incorporated by reference from Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on January 19, 2022.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 19, 2022.

(17)	Incorporated by reference from our Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on March 17, 2022

(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 1, 2022

(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 19, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: May 23, 2022		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

