Form 10-Q
period 2022-06-30
SOBR Safe, Inc.
filed 2022-08-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53316

SOBR SAFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddlers Green Circle, Suite 1400 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (844) 762-7723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	SOBR	The Nasdaq Market LLC (Nasdaq Capital Market)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2022, there were 10,973,759 shares of common stock, $0.00001 par value, issued and outstanding.

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

Reverse Stock Split on April 28, 2022

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with Financial Industry Regulatory Authority, Inc. (“FINRA”).  As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021, the condensed consolidated statements of operations for the three and six-months ended June 30, 2022, and 2021, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three and six-months ended June 30, 2022, and 2021, and the condensed consolidated statements of cash flows for the six-months ended June 30, 2022 and 2021, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2022		2021
ASSETS	(Unaudited)		(Audited)

Current assets
Cash	$3,751,391		$882,268
Accounts receivable	1,250		-
Inventory	172,310		39,461
Prepaid expenses	1,275,094		12,553
Total current assets	5,200,045		934,282

SOBR Safe Intellectual Technology, net of accumulated amortization of $803,050 and $610,318 at June 30, 2022 and December 31, 2021, respectively	3,051,625		3,244,357

Other assets	33,727		30,576
Total Assets	$8,285,397		$4,209,215

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$275,040		$270,150
Accrued expenses	366,384		463,900
Accrued interest payable	365,561		252,110
Related party payables	21,907		82,883
Derivative liability	-		1,040,000
Convertible debenture payable
* Includes unamortized debt discount related to warrants, beneficial conversion feature and embedded conversion feature of none and $1,291,882 at June 30, 2022 and December 31, 2021, respectively	-	*	1,756,899	*
Current portion notes payable - related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $397,603 and none at June 30, 2022 and December 31, 2021, respectively	614,207	*	11,810	*
Current portion notes payable - non-related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $400,160 and none at June 30, 2022 and December 31, 2021, respectively	881,029	*	104,183	*
Total current liabilities	2,524,128		3,981,935

Notes payable -related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $645,547 at June 30, 2022 and December 31, 2021, respectively	-	*	354,453	*
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $648,580 at June 30, 2022 and December 31, 2021, respectively	-	*	356,420	*

Total Liabilities	2,524,128		4,692,808
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 16,300,000 and19,300,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, no shares issued or outstanding at June 30, 2022 and December 31, 2021	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	-		-
Series B Convertible Preferred stock, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2022 and none at December 31, 2021, respectively	30		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,973,759 and 8,778,555 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	110		88
Additional paid-in capital	69,044,321		57,041,447
Accumulated deficit	(63,229,547)		(57,471,492)
Total SOBR Safe, Inc. stockholders' equity (deficit)	5,814,914		(429,957)
Noncontrolling interest	(53,645)		(53,636)

Total Stockholders' Equity (Deficit)	5,761,269		(483,593)

Total Liabilities and Stockholders' Equity (Deficit)	$8,285,397		$4,209,215

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,500	$-	$3,000	$-
Cost of Goods Sold	-	-	1,100	-
Gross Profit	1,500	-	1,900	-

Operating expenses:
General and administrative	878,861	831,781	3,148,035	1,608,642
Stock-based compensation expense	308,823	168,375	751,607	187,065
Research and development	485,184	314,532	532,644	485,995
Total operating expenses	1,672,868	1,314,688	4,432,286	2,281,702

Loss from operations	(1,671,368)	(1,314,688)	(4,430,386)	(2,281,702)

Other income (expense):
Other income (expense), net	216,402	-	216,429	-
Gain on debt extinguishment, net	1,109,105	-	245,105	-
Gain on fair value adjustment – derivatives, net	1,380,000	-	1,040,000	-
Interest expense	(1,111,671)	(146,028)	(2,138,142)	(171,906)
Amortization of interest - beneficial conversion feature	(110,849)	(82,001)	(691,071)	(91,543)
Total other income (expense), net	1,482,987	(228,029)	(1,327,679)	(263,449)

Loss before provision for income taxes	(188,381)	(1,542,717)	(5,758,065)	(2,545,151)

Provision for income tax	-	-	-	-

Net loss	(188,381)	(1,542,717)	(5,758,065)	(2,545,151)
Net loss attributable to noncontrolling interest	5	4	9	98
Net loss attributable to SOBR Safe, Inc.	$(188,376)	$(1,542,713)	$(5,758,056)	$(2,545,053)

Basic and diluted loss per common share	$(0.02)	$(0.18)	$(0.66)	$(0.29)

Weighted average number of common shares outstanding	8,998,031	8,659,463	8,776,000	8,656,801

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit) SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balances at January 1, 2021	8,640,678	$86	-	$-	$52,694,148	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	14,390	-	-	-	107,880	-	107,880	-	107,880
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	105,013	-	105,013	-	105,013
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	619,381	-	619,381	-	619,381
Paid-in capital - beneficial conversion feature	-	-	-	-	480,619	-	480,619	-	480,619
Net loss	-	-	-	-	-	(1,002,340)	(1,002,340)	(94)	(1,002,434)
Balances at March 31, 2021	8,655,068	$86	-	$-	$54,007,041	$(50,603,560)	$3,403,567	$(53,624)	$3,349,943
Common stock issued for facility lease	5,333	-	-	-	49,600	-	49,600	-	49,600
Paid-in capital - fair value of stock options and RSU vested	-	-	-	-	138,010	-	138,010	-	138,010
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	473,327	-	473,327	-	473,327
Paid-in capital - beneficial conversion feature	-	-	-	-	428,595	-	428,595	-	428,595
Net loss	-	-	-	-	-	(1,542,713)	(1,542,713)	(4)	(1,542,717)
Balances at June 30, 2021	8,660,401	$86	-	$-	$55,096,573	$(52,146,273)	$2,950,386	$(53,628))	$2,896,758

	Common Stock	Preferred Stock
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit) SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balances at January 1, 2022	8,779,567	$88	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units vested	16,667	-	-	-	-	-	-	-	-
Common stock issued for convertible debt	7,917	-	-	-	47,500	-	47,500	-	47,500
Common stock exchange for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	(20)	-	-	-	-
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	934,225	-	934,225	-	934,225
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	864,000	-	864,000	-	864,000
Net loss	-	-	-	-	-	(5,569,679)	(5,569,679)	(4)	(5,569,683)
Balances at March 31, 2022	7,803,109	$78	3,000,000	$30	$58,887,152	$(63,041,171)	$(4,153,911)	$(53,640))	$(4,207,551)
Common stock and warrants issued in equity offering, net of issuance costs	2,352,942	24	-	-	8,694,339	-	8,694,363	-	8,694,363
Additional common stock issued upon reverse stock split	1,012	-	-	-	-	-	-	-	-
Common stock issued for professional services	800,000	8	-	-	718,992	-	719,000	-	719,000
Common Stock issued for restricted stock units vested	16,666	-	-	-	-	-	-	-	-
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	761,437	-	761,437	-	761,437
Net loss	-	-	-	-	-	(188,376)	(188,376)	(5)	(188,381)
Balances at June 30, 2022	10,973,759	$110	3,000,000	$30	$69,044,321	$(63,229,547)	$5,814,914	$(53,645)	$5,761,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(5,758,065)	$(2,545,151)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	192,732	192,732
Amortization of interest - conversion features	709,121	91,543
Amortization of interest	423,782	111,655
Gain on extinguishment of debt	(245,105)	-
Change in fair value of derivative liability	(1,040,000)	-
Stock warrants expense	655,346	-
Stock options expense	926,456	140,726
Stock-based compensation expense	751,607	187,065
Changes in assets and liabilities:
Accounts Receivable	(1,250)	-
Inventory	(132,849)	-
Prepaid expenses	(243,952)	13,517
Other assets	(3,151)	-
Accounts payable	(20,109)	114,809
Accrued expenses	1,011,586	(13,344)
Accrued interest payable	113,451	(217)
Related party payables	(66,976)	(10,120)
Stock subscriptions payable	-	88,469

Net cash used in operating activities	(2,721,376)	(1,628,316)

Financing Activities:
Proceeds from public equity offering	10,004,245	-
Cost of public equity offering	(1,309,882)	-
Repayments of convertible debenture payable	(3,048,781)	-
Proceeds from notes payable - related parties	-	1,030,000
Repayments of notes payable - related parties	-	(30,000)
Proceeds from notes payable - non-related parties	-	1,005,000
Repayments of notes payable - non-related parties	(55,083)	-
Net cash provided by financing activities	5,590,499	2,005,000

Net Change In Cash	2,869,123	376,684

Cash At The Beginning Of The Period	882,268	232,842

Cash At The End Of The Period	$3,751,391	$609,526

Schedule Of Non-Cash Investing And Financing Activities:
Derecognition of convertible debenture	$3,048,781	$-
Reacquisition value of convertible debenture	$(3,912,781)	$-
Fair value of shares issued for services	$(719,000)	$-
Financing of insurance	$(274,589)	$-
Non-related party debt converted to capital	$47,500	$-
Reclassification of common shares from reverse stock split	$155	$-
Reclassification of elective shareholder conversion of common shares to preferred shares	$30	$-
Relative fair value of stock warrants granted	$-	$1,092,708
Intrinsic value-beneficial conversion feature	$-	$909,214
Issuance of common stock for prior year accrued dividends	$-	$107,880
Issuance of common stock for rent	$-	$49,600

Supplemental Disclosure:
Cash paid for interest	$10,379	$62,491
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2022 and December 31, 2021, the results of operations for the three and six-month periods ended June 30, 2022 and 2021, and statement of cash flows for the six-month period ended June 30, 2022 and 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived assets, the intellectual technology, the valuation of the derivative liabilities, beneficial conversion feature expenses, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, accrued interest payable, related party payables, notes payable, convertible debentures, and other liabilities. Pursuant to ASC 820 and 825, the fair value of our derivative liabilities is determined based on “Level 3” inputs. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that are measured on a recurring basis and recognized at fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-

December 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$1,040,000

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is derived from sales to a limited number of customers at June 30, 2022. Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts at June 30, 2022 and December 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value. The cost of the Company’s inventory is determined by the FIFO cost method. Inventory is comprised primarily of finished products intended for sale to customers. The Company evaluates the need for reserves for excess or obsolete inventory determined primarily based upon estimates of future demand for the Company’s products. At June 30, 2022 and December 31, 2021 the Company had no reserves for obsolescence.

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

 Derivative Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations under other income (expense). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a Monte Carlo Simulation model to value the derivative instruments at inception and on subsequent valuation dates.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.38% at June 30, 2022 and December 31, 2021. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the six-month periods end June 30, 2022 and 2021.

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

Revenue is recognized in conjunction with guidance provided by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) issued by the Financial Accounting Standards Board. The company determines revenue recognition through five steps outlined in ASC 606 which include (1) the identification of the contract or contracts with a customer, (2) identification of individual or combined performance obligations contained in the contract, (3) determination of the transaction price detailed within the contract, (4) allocation of the transaction price to the specific performance obligations, and (5) finally, recognition of revenue as the Company’s performance obligations are satisfied according to the terms of the contract.

Contracts with a Single License/Service Performance Obligation

For contracts with a single performance obligation consisting of a license and/or data services, the entire transaction price is allocated to the single performance obligation. Where the Company provides a performance obligation as licensed software or data services, revenue is recognized upon delivery of the software or services ratably over the respective term of the contract.

Contracts for Purchase of Hardware Devices Only

Where hardware devices are sold separately by the Company, the entire transaction price is allocated to the device as an individual performance obligation and revenue recognized at a point in time when either legal title or physical possession have transferred to the customer. Generally, these requirements are satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under SOBR’s standard terms and conditions of the purchase.

Contracts with Multiple Performance Obligations

Where a Company’s contract with a respective customer contains multiple performance obligations and due to the interdependent and interrelated nature of the licensed software, hardware devices and data reporting services, the Company accounts for the individual performance obligations if they are distinct in nature and the transaction price is allocated to each distinct performance obligations on a directly observable standalone sales price basis. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment. Standalone selling prices are primarily based upon the price at which the performance obligation is sold separately. The Company may be able to establish a standalone sales price based upon observable products or services sold or priced separately in comparable circumstances, competitor pricing or similar customers. Where the performance obligations are either not distinct or directly observable, the Company estimates the standalone sales price of the performance obligations based upon the overall pricing objectives taking into consideration the value of the contract arrangement, number of licenses, number and types of hardware devices and the length of term of the contract. Professional judgement may be required to determine the standalone sales price for each performance obligation where not directly observable. Revenue for Contracts with multiple performance obligations are recognized on a ratable basis for each respective performance obligation as allocated under the prescribed Transaction Price identification model applied.

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

Stock-based Compensation

The Company follows the guidance of the accounting provisions of ASC 718, Share-based Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using either the Monte Carlo simulation model or the Black-Scholes options pricing model, which ever is applicable and uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.  The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $532,644 and $485,995 during the six-month periods ended June 30, 2022 and 2021, respectively.  Research and development costs were $485,184 and $314,532 during the three-month periods ended June 30, 2022 and 2021, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising and marketing costs were $45,519 and $59,500 during the six-month periods ended June 30, 2022 and 2021, respectively. Advertising and marketing costs were $30,185 and $35,654 during the three-month periods ended June 30, 2022 and 2021, respectively.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2022 and December 31, 2021 as these have been offset by a 100% valuation allowance.

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

Concentration of Customers – The Company has conducted limited sales during the six-months ending June 30, 2022 to two customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers upon the completion of sales agreements.

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

Recently Issued Accounting Guidance

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

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

As of June 30, 2022, the Company has an accumulated deficit of approximately ($63,230,000). During the six-months ended June 30, 2022, the Company also experienced negative cash flows from operating activities of approximately ($2,721,000). It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Underwritten Public Offering

On May 13, 2022, the Company entered into an Underwriting Agreement in which the Company agreed to complete an underwritten public offering to sell 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of the Company’s Common Stock and two warrants (the “Common Warrants) each to purchase one share of Common Stock. The Common Warrants are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “SOBR” on May 16, 2022. The Common Warrants have not been listed for trading and will expire five years from the date of their issuance. Further, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, the Company, each director and executive officer of the Company, and certain stockholders have agreed not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of our Common Stock or securities convertible into Common Stock for a period of 180 days (24 months for the Company) commencing on the May 13, 2022, the date of the final prospectus.

On May 18, 2022, the Underwriter to the public offering was granted a 45-day option, exercisable in one or more times in whole or in part, to purchase up to an additional 352,941 shares of Common Stock and/or up to an additional 705,882 Warrants (the “Underwriter Warrants”) solely to cover over-allotments. The over-allotment shares of Common Stock can be purchased at the public offering price of the Units ($4.25), less the underwriting discounts payable by the Company, and the Underwriter Warrants can be purchased for $0.01 per Warrant. Each purchased Underwriter Warrant can be exercised at the public offering price of the Units ($4.25). As of June 30, 2022, the Underwriter purchased 424,116 Underwriter Warrants. The 45-day option expired on July 2, 2022.

Further on May 18, 2022, pursuant to the Underwriting Agreement, the Company issued Representative’s Warrants to purchase up to an aggregate of 141,177 shares of Common Stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable beginning on November 17, 2022, until May 17, 2027. The initial exercise price of Representative's Warrants is $5.3125 per share, which is equivalent to 125% of the public offering price per Unit in the public offering.

On May 18, 2022, the Company received approximately $8,779,000 of net proceeds from the underwritten public offering.

On May 19, 2022, pursuant to an arrangement with the Debenture holder, the principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture in default at March 31, 2022 of $3,048,781, was paid in full satisfying all amounts due under the debenture, including  any accrued penalty, damages and interest provisions of the loan agreement (see Note 8).

Management believes that the net offering proceeds of approximately $5,729,000, after the payment of the defaulted loan balance of $3,048,781, which equates to a cash balance at June 30, 2022 of approximately $3,750,000 provides adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  However, the Company is responsible for convertible notes payable plus interest at 12% per annum due 24 months from issuance in the first half of 2021.  Total principal balances of the convertible notes at June 30, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively.  The notes are convertible at $9 per share into shares of the Company’s common stock. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. The notes automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq.  Should the notes not automatically convert or a significant portion of the note holders elect not to convert the notes into shares of our common stock, we will need additional funds beyond the funds raised in the underwritten public offering.

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

Management believes the net proceeds received from the underwritten public offering and actions presently being taken to generate product and services revenues provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before June 30, 2022. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of June 30, 2022.

NOTE 3. INVENTORY

Inventory at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$63,960	$-
Work in process	-	-
Finished goods	108,350	39,461
Inventory, net	$172,310	$39,461

NOTE 4. PREPAID EXPENSES

Prepaid expenses at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021
Insurance	$328,872	$4,286
Deposits	57,236	-
Rent	15,736	-
Consulting services	873,250	8,267
Prepaid expenses	$1,275,094	$12,553

On February 26, 2021, the Company entered into a lease agreement for use of an office facility for a 12-month term beginning March 1, 2021 through February 28, 2022.  In addition to monthly base rent of $6,000, the agreement required the issuance of 5,333 shares of its common stock valued at $49,600. Stock-based compensation expense related to this agreement for the six-month periods ending June 30, 2022 and 2021 are $8,267 and $16,533, respectively.

On May 31, 2022, the Company entered into a new office facility lease agreement for a 12-month term beginning July 1, 2022 through June 30, 2023 with a monthly base rent of $15,736. The lease agreement required a deposit equivalent to one month’s base rent and first month’s base rent paid in advance as of June 30, 2022.

On May 25, 2022, the Company purchased Directors & Officers insurance prepaying annual premiums of $349,455 through a nine-month financing arrangement (see Note 9). The Company recorded $33,942 of insurance expense related to the prepaid insurance for the six-month period ending June 30, 2022.

On April 1, 2022, the Company made a payment of $300,000 to a consultant as a prepayment for strategic advisory and digital marketing services to be provided during a six-month period beginning on May 16, 2022 through November 15, 2022. In addition, the Company issued 500,000 common shares on June 29, 2022 to the consultant as additional compensation for the services to be provided at $0.91 per share with a fair value on the date of issuance of $455,000. The Company recorded professional consulting service expense of $188,750 for the three and six-month periods ending June 30, 3022.

On May 16, 2022, the Company made a payment of $100,000 to a consultant as prepayment for business development consulting services to be provided during a six-month period beginning on May 16, 2022 through November 15, 2022. In addition, the Company issued 300,000 common shares on June 8, 2022 to the consultant as additional compensation for services to be provided at $0.88 per share with a fair value on the date of issuance of $264,000. The Company recorded professional consulting service expense of $91,000 for the three and six-month periods ending June 30, 3022.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$610,318	$3,244,357	10

Intangible assets consist of the following at June 30, 2022:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$803,050	$3,051,625	10

Amortization expense for the six-month period ended June 30, 2022 and 2021 was $192,732 and $192,732, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

Estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,124,290

NOTE 6. RELATED PARTY TRANSACTIONS

On February 12, 2021, the Company entered into a note payable agreement with David Gandini, an officer and shareholder, under which Mr. Gandini advanced the Company $30,000 for working capital purposes.  The unsecured note carried interest at 0% and was paid in April 2021.

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 106,667 warrants issued resulting from the 2020 Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement with IDTEC.  The warrant exercise price was $1.50 per share. With the proceeds of the exercise, the Company paid $88,469 during the three-month period ended December 31, 2021 to settle an outstanding judgement against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement.  We issued 58,980 shares of our common stock for the $88,470 we received from IDTEC to pay the settlement. As the shares had not been issued by March 31, 2021, the amount received from IDTEC was included in the common stock subscriptions payable balance at March 31, 2021.

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 9) totaling $350,000 to existing shareholders holding a direct or indirect interest in the Company and $200,000 to a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $9 per share, and include warrants to purchase in total 91,667 shares of the Company’s common stock at $9 per share.

On May 31, 2021, the Company issued convertible notes payable (see Note 9) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company’s officer. The principal amount of the secured convertible debentures are convertible at $9 per share, and include warrants to purchase in total 75,000 shares of the Company’s common stock at $9 per share.

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 12).

NOTE 7. ACCRUED EXPENSES

Accrued expenses at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Registration rights and default damages and penalties (see Note 8)	$-	$189,663
Consulting services	256,366	163,647
Taxes and other	110,018	110,590
Accrued expenses	$366,384	$463,900

NOTE 8. CONVERTIBLE DEBENTURE PAYABLE

Convertible debenture payable at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021

Convertible Debenture Payable with Detached Free-standing Warrant	$-	$3,048,781
Unamortized Debt Discount	-	(1,291,882)
Net Convertible Debenture Payable	$-	$1,756,899

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Original Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Original Warrants to purchase up to 406,504 shares of the Company’s common stock. The Debenture was convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $7.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture due date was March 27, 2022, did not accrue interest unless there is an event of default under the terms of the Debenture. The Original Warrant is exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $6.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $3.00 per share. The Original Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Original Warrant at any time beginning six months from the Closing Date  The RRA requires the Company to register for resale and maintain effectiveness of such Registration Statement for such all of the registrable securities under the terms of the Debenture and Original Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay of the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. The filing date requirements were cured in February 2022. Total RRA damages and estimated related costs are approximately $195,000. Damages and accrued interest expense are included in general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company recorded interest expense of $5,405 and none for the six-months ended June 30, 2022 and 2021.

The Debenture matured on March 27, 2022 and the Company did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the Purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). Default penalties at the Purchaser’s election are due and payable at the Mandatory Default Amount defined as the sum of (a) the greater of (i) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of this Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture,  As the default had not been cured through the Waiver date, mandatory default penalties of $914,634 are included in general and administrative expense in the Condensed Consolidated Statement of Operations for the six-months ended June 30, 2022.

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

The Company evaluated the Debenture for derivative embedded and beneficial conversion features and determined that its embedded conversion feature carried a debt discount. The total conversion feature debt discount of $980,000 is amortized over the life of the convertible debenture. The debt discount amortization expense recorded as amortization of interest in the Condensed Consolidated Statements of Operations was $465,635 and none for the six-month periods ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the debenture carries outstanding warrants of 508,130. The relative fair market value of the related stock warrants granted during the six-month periods ended June 30, 2022 and 2021 was $864,000 and none, respectively. The unamortized discount at June 30, 2022 and December 31, 2021 was none and $402,465, respectively. Stock warrants amortization expense recorded as interest expense was $465,635 and none for the six-month periods ended June 30, 2022 and 2021, respectively.

The Company incurred $548,781 of Original Issue Discount and $275,000 of debt issuance costs related to the Debenture which is being amortized to interest expense over the term of the debt using the effective interest method. The unamortized discount and issuance costs at June 30, 2022 and December 31, 2021 was none and $423,782, respectively. Interest expense related to the Original Issue Discount and debt issuance costs was $423,782 and none for the six-month periods ended June 30, 2022 and 2021, respectively.

On May 19, 2022, pursuant to an arrangement with the Debenture holder, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. Where the Company was not required to pay the penalty, damages and interest provision of the agreement, which were recorded as interest expense, a gain on extinguishment of debt of $1,109,105 was recorded during the three-month period ending June 30, 2022.

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Convertible Notes Payable with Detached Free-standing Warrants	$1,000,000	$1,000,000
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(397,603)	(645,547)
Net Related Party Notes Payable	$614,207	$366,263
Current Portion	(614,207)	(11,810)
Net Long-Term Portion	$-	$354,453

Total interest expense for related party notes was $59,507 and $24,904 for the six-month periods ended June 30, 2022 and 2021, respectively.

Convertible Notes Payable with Detached Free-standing Warrants

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9 per share, that have a total principal balance of $1,000,000 as of June 30, 2022. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable.

The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the Condensed Consolidated Statements of Operations was $111,328 and $46,155 for the six-month periods ended June 30, 2022 and 2021, respectively. The unamortized beneficial conversion feature was $180,015 and $291,343 at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, these notes carry outstanding warrants of 166,667. The relative fair market value of the related stock warrants granted during the six-month periods ended June 30, 2022 and December 31, 2021 was none and $551,001, respectively. Stock warrants amortization expense recorded as interest expense was $136,629 and $56,242 for the six-month periods ended June 30, 2022 and 2021, respectively. The unamortized discount at June 30, 2022 and December 31, 2021 is $217,587 and $354,205, respectively.

Conventional Non-Convertible Notes Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of June 30, 2022 and December 31, 2021. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Convertible Notes Payable with Detached Free-Standing Warrants	$1,005,000	$1,005,000
Convertible Notes Payable	9,183	56,683
Non-Convertible Notes Payable	267,006	47,500
Unamortized Debt Discount	(400,160)	(648,580)
Net Non-Related Party Notes Payable	$881,029	$460,603
Current Portion	(881,029)	(104,183)
Net Long-Term Portion	$-	$356,420

Total interest expense for non-related party notes was $248,421 and $31,614 for the six-month periods ended June 30, 2022 and 2021, respectively.

Convertible Notes Payable with Detached Free-Standing Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9 per share, that have a total principal balance of $1,005,000 as of June 30, 2022 and December 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable.

The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $114,108 and $45,388 for the six-month periods ended June 30, 2022 and 2021.  The unamortized beneficial conversion feature was $183,048 and $297,155 at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, these notes carry outstanding warrants of 167,500. The relative fair market value of the related stock warrants granted during the six-month periods ended June 30, 2022 and 2021 was none and $541,707, respectively.  Stock warrants amortization expense recorded as interest expense was $134,313 and $55,413 for the six-month periods ended June 30, 2022 and 2021.  The unamortized discount at June 30, 2022 and December 31, 2021 was $217,112 and $351,425, respectively.

Convertible Notes Payable

The Company has two, unsecured convertible notes payable to non-related parties that have a principal balance of $9,183 as of June 30, 2022 and three convertible notes payable to non-related parties that have a principal balance of $56,683 as of December 31, 2021. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from February 2013 to March 2022. These notes carry a conversion price of $6.00 to $32.29 per share. On March 3, 2022 the Company authorized the issuance of 7,917 shares of common stock under the terms of a $47,500 convertible note payable issued March 6, 2020 in satisfaction of one of the notes. Two of the remaining notes are in default. The Company evaluated these convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The beneficial conversion features were either fully amortized upon grant or over the life of the convertible notes payable.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties that have a principal balance of $17,500 as of June 30, 2022, and December 31, 2021. These notes carry interest rates ranging from 5% - 10% and have due dates ranging from December 2013 to June 2022. These notes are currently in default.

On May 25, 2022, the Company entered into a financing agreement for payment of annual Directors & Officers insurance premiums for coverage from May 2022 through May 2023 totaling $349,455. The financing agreement required an initial down payment of $74,866 with the remaining amount of $274,559 financed for a nine-month period at an annual interest rate of 4.37% with monthly payments of $31,068 beginning in June 2022 through February 2023. The Company recorded $33,942 of insurance expense related to the prepaid insurance for the three and six-month periods ending June 30, 2022.

The Company has one note payable to a non-related party that has a principal balance of $5,000 as of June 30, 2022 and December 31, 2021. This note carries an interest rate of 10% and had a due date of September 2014. This note is currently in default.

NOTE 10. DERIVATIVE LIABILITY

Warrants Issued with Convertible Debenture

In September 2021, the Company completed a financing transition and received $2,500,000 and issued an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781 (see Note 8). The Company analyzed the conversion features of the debenture agreement for derivative accounting consideration under ASU 2017-11 (ASC 815-15, Derivatives and Hedging), and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value under ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments. In accordance with ASC 815-15, the Company bifurcated the conversion feature of the debenture and recorded a derivative liability.

The embedded derivative is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The Company fair valued the embedded derivative using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 120%, (2) risk-free interest rate of 0.05%, and (3) expected life from 4 to 6 months. On September 28, 2021, the Closing Date of the transaction, the fair value of the embedded derivative was $980,000.

Upon completing a cash payment of the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion feature associated with the derivative liability no longer existed. Utilizing level 3 inputs, the Company recorded a fair market value net gain of $1,040,000 for the six-month period ended June 30, 2022. The fair value of the embedded derivative recorded on the balance sheet as a liability was none at June 30, 2022.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2021	$1,040,000
Fair value of derivatives issued	-
Fair value adjustments, net	(1,040,000)
Balance at June 30, 2022	$-

NOTE 11. COMMON STOCK

The Company’s common stock transactions for the six-months ended June 30, 2021, consist of the following:

The Company issued 14,390 shares of its common stock to SOBR Safe, LLC, an entity controlled by a beneficial owner of the Company, in full satisfaction of $107,880 of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares.

The Company issued 5,333 shares of its common stock valued at $49,600 to its landlord under the terms of a lease agreement expiring in February 2022. The amount was recorded as prepaid expense and amortized monthly over the lease term as general and administrative expense in the consolidated statement of operations.

The Company’s common stock transactions for the six-months ended June 30, 2022, consist of the following:

The Company issued 33,333 shares of its common stock for RSUs vested during 2022.

The Company issued 7,917 shares of common stock under the terms of a $47,500 convertible note payable.

On March 1, 2022, the Company exchanged 1,000,000 shares of common stock for 3,000,000 shares of Series B convertible preferred stock (see Note 12).

On May 18, 2022, the Company issued 2,352,942 shares of common stock in connection with a completed public offering. The Company received $8,694,339 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock and two warrants each to purchase one share of Common Stock.

The Company issued 500,000 shares of its common stock to a consultant as a prepayment for strategic advisory and digital marketing services. The common shares were issued at $0.91 per share with a fair value on the date of issuance of $455,000.

The Company issued 300,000 shares of its common stock to a consultant as prepayment for business development consulting services. The common shares were issued at $0.88 per share with a fair value on the date of issuance of $264,000.

NOTE 12. PREFERRED STOCK

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company.  The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder, into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

NOTE 13. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

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

Stock Warrants

During March, April and May 2021, the Company issued through the Offering convertible notes payable with warrants, (see Note 9), to purchase up to 334,167 shares of our common stock at an exercise price of $9 per share. The warrants expire two years after the date of issuance.

On September 28, 2021 and March 30, 2022 the Company issued through the sale of the Debenture Original Warrants and New Warrants, (see Note 8), to purchase up to 406,504 and 101,626, respectively, shares of our common stock at an exercise price of $6 per share. The warrants expire seven years after the date of issuance.

On May 18, 2022, the Company issued through an underwritten public offering 4,705,884 warrants (the “Offering Warrants”), 424,116 Underwriter Warrants, and 141,177 Representative Warrants to purchase common stock of the Company at exercise prices of $4.25, $4.25 and $5.3125, respectively. The Offering Warrants and Underwriter Warrants expire five years from the date of issuance and were valued using the Monte Carlo simulation option pricing model. The Representative Warrants expire five years from the date of issuance and were valued using the Black-Scholes pricing model. The aggregate fair value of the Offering Warrants, Underwriter Warrants and Representative Warrants at June 30, 2022 are approximately $5,700,000.

The total outstanding balance of all stock warrants in the Company is 6,209,267 and 836,464 at June 30, 2022 and December 31 2021, respectively. There were 5,372,803 detached free-standing stock warrants granted during the six-month period ended June 30, 2022, and 334,167 detached free-standing stock warrants granted during the six-month period ended June 30, 2021. The fair value of these non-employee stock warrants granted during the six-month periods ended June 30, 2022 and 2021 totaled $6,441,108 and $1,092,708, respectively, and were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	June 30, 2022	June 30, 2021
Exercise Price	$4.25-6.00	$9.00
Dividend Yield	0%	0%
Volatility	110–160%	158%
Risk-free Interest Rate	2.45-2.89%	0.14%
Life of Warrants	5 – 7 Years	2 Years

The following table summarizes the changes in the Company’s outstanding warrants during the six-month periods ended June 30, 2022 and 2021:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	194,772	$1.50– 6.00	3.80 Years	$2.82	$1,173,737
Warrants Granted	334,167	$9.00	1.79 Years	$9.00	$952,375
Warrants Exercised	(58,979)	$1.50		$1.50
Warrants Expired	-
Balance at June 30, 2021	469,960	$1.50– 9.00	2.52 Years	$7.38	$2,099,093

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50– 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	5,372,803	$4.25– 6.00	4.92 Years	$4.31	$-
Warrants Exercised	-
Warrants Expired/Forfeited	-
Balance at June 30, 2022	6,209,267	$1.50– 9.00	4.74 Years	$4.64	$-

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

Stock Options

As of June 30, 2022 and December 31, 2021, the Company has granted stock options to acquire 1,106,587 and 1,036,588 shares of common stock under the plan, respectively. As of June 30, 2022, the plan has 846,269 vested options and 277,087 non-vested options. As of December 31, 2021, the plan had 618,841 vested shares and 417,747 non-vested shares. The stock options are held by our officers, directors, employees, and certain key consultants.

In total for the six-months ended June 30, 2022 and 2021, the Company recorded in general and administrative expense $926,456 and $243,023, respectively, of share-based compensation expense related to stock options. The unrecognized compensation expense as of June 30, 2022, was approximately $1,707,554 for non-vested share-based awards to be recognized over periods of approximately four months to two years and seven months.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the six-month periods ended June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Exercise Price	$8.2500 – 9.0750	$8.3100
Dividend Yield	0%	0%
Volatility	191% - 192% %	152%-158%
Risk-free Interest Rate	0.78% - 1.52%	0.27%-0.34%
Life of Options	2 – 3 Years	2 – 5 Years

The following table summarizes the changes in the Company’s outstanding stock options during the six-month periods ended June 30, 2022 and 2021:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	857,409	$0.7902 – 9.9000	7.45 Years	$1.4997	$6,302,277
Options Granted	129,167	8.3160 – 10.1310	2.94 Years	9.8562	257,540
Options Exercised	-
Options Cancelled	-
Options Expired/Forfeited	-
Balance at June 30, 2021	986,576	$0.7902 – 10.1310	7.21 Years	$2.5938	$9,132,060

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.7903 – 10.74	6.21 Years	$3.3900	$5,804,517
Options Granted	70,000	$8.25 – 9.0750	1.58 Years	$8.2893	$-
Options Exercised	-
Options Cancelled	-
Options Expired/Forfeited	-
Balance at June 30, 2022	1,123,356	$0.7903 – 10.7250	5.46 Years	$3.7042	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2021	635,609	$0.7903 - 10.7400	6.70 Years	$1.5861	$4,655,089
Exercisable at June 30, 2022	846,269	$0.7903 – 10.7250	6.45 Years	$2.5032	$-

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested. In January and February 2022, the Company granted 16,667 service based RSUs to an executive officer and 25,000 service based RSUs to a director, respectively. All RSUs granted in 2022 vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up list of the Company to a national exchange or January 1, 2023.  On January 12, 2022, 16,667 shares of the Company’s common stock were issued for the RSUs vested during 2021. On June 8, 2022, 16,666 shares of the Company’s common stock were issued to a consultant for RSUs vested in May 2022.

The following table summarizes RSU activity under the Plan for the six-month periods ended June 30, 2022 and 2021:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2020	71,667	$8.7460	1.70 Years
Granted	3,333	9.2100	1.50 Years
Vested	-
Unvested at June 30, 2021	75,000	$8.7667	1.21 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2021	133,585	$8.56	0.97 Years
Granted	41,667	6.92	0.52 Years
Vested	(16,667)	7.50
Unvested at June 30, 2022	158,585	$8.17	0.49 Years

In total for the six-months ended June 30, 2022 and 2021, the Company recorded in general and administrative expense $751,607 and $102,297, respectively, of share-based compensation expense related to RSU’s. As of June 30, 2022, total estimated compensation costs of RSUs granted and outstanding but not yet vested was $515,941 which is expected to be recognized over the weighted average period of six-months.

Executive Officers Stock Options and RSUs

The Company has 387,404 and 823,482 outstanding executive officers stock options exercisable at $0.7902 to $10.1400 and $0.7902 to $10.1400 per share as of June 30, 2022 and December 31, 2021, respectively.  The Company has 57,626 and 61,919 unvested RSUs granted to executive officers as of June 30, 2022 and December 31, 2021, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 26, 2021 the Company executed an office lease, effective for a 12-month term beginning March 1, 2021.  The lease required monthly base rent payments of $6,000 and the issuance of 5,333 shares of the Company’s common stock.  The value of the common stock of $49,600 was amortized to rent expense over the lease term. This lease was not renewed.  The Company leased shared office space on a monthly basis with monthly rents approximating $4,500 through June 30, 2022. The Company also leased an office space for approximately $5,000 per month on a short-term (month to month) basis through a related party which terminated on June 30, 2022. The Company entered into a lease agreement to rent office space for a twelve-month period beginning July 1, 2022 with a monthly base rent of $15,736. Rent expense under office leases, including CAM charges, was $64,778 and $65,197 for the six-month periods ended June 30, 2022 and 2021, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs as of the date of this report.  As of June 30, 2022, and December 31, 2021, the Company has accrued $11,164 plus accrued interest of approximately $18,000.  In the event we pay any money related to this lawsuit, IDTEC agreed to pay the amount for the Company in exchange for shares of our common stock.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 15, 2022, which is the date the condensed consolidated financial statements were available to be issued, and has determined the following are material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

On July 25, 2022, the Company entered into a Consulting Agreement with a Consultant for professional services primarily focused on business development opportunities to enhance exposure to the Company’s devices and detection systems. The Consultant is operated by a beneficial owner of the Company. The Consulting Agreement commenced on the effective date and will continue through March 31, 2023. The Company is committed to pay 75,000 restricted shares of the Company’s common stock to the Consultant for the professional services. The restricted shares are to be issued no later than 30-days from the signing of the Consulting Agreement, or August 24, 2022. At the date of filing of the Company’s June 30, 2022 Form 10-Q the restricted shares had not been issued.

On August 3, 2022, the Company entered into a Settlement Agreement with a former employee to resolve certain claims requiring the Company to pay $65,000 in cash consideration and a warrant to purchase 10,000 shares of the Company’s common stock at $4.25 per share in satisfaction of the agreed upon terms of the Settlement Agreement. The cash consideration was paid in full and the warrant was issued on August 10, 2022.

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

Reverse Stock Split

On March 4, 2022, our Board of Directors approved a reverse split ratio of 1-for-3 in connection with our listing on Nasdaq.

On April 28, 2022, the 1-for-3 reverse stock split went effective with the State of Delaware, Financial Industry Regulatory Authority (“FINRA”) and OTC Markets. As a result of the 1-for-3 reverse stock split, every three shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock, and the number of outstanding shares of our common stock at the time was reduced from 23,409,415 (pre-split) to 7,803,139 (post-split). No fractional shares were issued in connection with the reverse stock split, and any of our stockholders that would have been entitled to receive a fractional share as a result of the reverse stock split instead received one additional share of our common stock in lieu of the fractional share. The reverse stock split did not in itself affect any stockholder’s ownership percentage of our common stock, except to the extent that any fractional share was rounded up to the nearest whole share.

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

As a result of the reverse stock split the number of outstanding shares of our common stock at the time was reduced from 266,097,657 (pre-split) to approximately 8,000,000 (post-split).

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with the Stat of Delaware, FINRA and OTC Markets.  As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq exchange on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three and six-months ended June 30, 2022.

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

As a result, we have now progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with an initial focus on last mile delivery fleets.  At the end of 2021, we had several customers in the sales cycle, but our SOBRcheck™ devices had not been delivered to them. Since then, we have executed customer agreements, invoiced these customers and are in revenue as of first quarter 2022.

Our second device, a wearable wristband (SOBRsure™), utilizes the same SOBRSafe™ sensor technology and software platform, which validated during the SOBRcheck™ pilot tests. The primary intended application for this band is for young individual drivers and commercial fleet management, with an additional potential application in managed care/alcohol rehabilitation. We plan for the wearable band to be commercially available in the fall of 2022.

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

On January 15, 2021, we initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $9 per share, and a Warrant to purchase 8,333 shares of the Company’s common stock at $9 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance.  The Offering closed on May 31, 2021 with net proceeds to us of $2,005,000.

On September 28, 2021, we completed a financing transaction of a convertible debenture and issued warrants (the “Debenture”) that raised $2,225,000 of net proceeds after debt issuance costs.  The Debenture is for a face amount $3,048,781 with an Original Issue Discount of 18% and was due March 27, 2022, if not converted. The Debenture matured on March 27, 2022 and we did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). In exchange for the Waiver of the default penalties the Company agreed to: (i) amend the original Common Stock Warrant (the “Original Warrant”) issued by the Company to the purchaser dated September 27, 2021 to extend the Termination Date (as defined in the Original Warrant) from September 28, 2026 to September 28, 2028; and (ii) issue the Purchaser a second Common Stock Purchase Warrant (the “New Warrant”) entitling the Purchaser to subscribe for and purchase up to an additional 101,626 shares of our common stock, expiring March 29, 2029, with all other terms of the warrant the same as the Original Warrant. The extended terms of the Original Warrants and the issuance of the New Warrants resulted in additional interest expense of $164,000 and $700,000, respectively during the six-month period ended June 30, 2022. We did not cure the default as of the Waiver date resulting in mandatory penalties of $914,634 accrued as of March 31, 2022.

We deployed the net funding we received from the 2021 financings ($4.2M) to bolster and expedite product development (SOBRcheck™ and SOBRsure™), deploy sales and marketing initiatives to develop the SOBR brand and grow the business and expand the employee base in correlation with customer and technology development.

On May 18, 2022, we received approximately $8,799,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock and two warrants each to purchase one share of Common Stock. The Warrants included in the Units are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Warrants will not be listed for trading and will expire five years from the date of their issuance.  On May 19, 2022, the $3,048,781 principal balance of the 18% Original Issue Discount Convertible Debenture in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default, including debt forgiveness of penalty, damages and interest provisions of the loan agreement totaling $1,109,105.

Management believes that the net offering proceeds of approximately $5,729,000, after the payment of the defaulted loan balance of $3,048,781, providing for a cash balance at June 30, 2022 of approximately $3,750,000 provides adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  However, the Company is responsible for convertible notes payable plus interest at 12% per annum due 24 months from issuance in the first half of 2021. Total principal balances of the convertible notes at June 30, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively.  The notes are convertible at $9 per share of the Company’s common stock. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. The notes automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq.  Should the notes not automatically convert or a significant portion of the note holders voluntarily not convert the notes to our common stock, we will need additional funds beyond the funds raised in the underwritten public offering.

In addition, capital may be required under the following circumstances, 1) accelerated customer acquisition increasing capital outlay, 2) advanced purchasing of materials due to COVID backlog, 3) acquisition of new technology, 4) potential acquisition of a key asset, and 5) global expansion.

Results of Operations for Three-Months Ended June 30, 2022 Compared to Three-Months Ended June 30, 2021

Summary of Results of Operations

	Three-Months Ended June 30,
	2022	2021
Revenue	$1,500	$-
Cost of goods sold	-	-
Gross Profit	1,500	-

Operating expenses:
General and administrative	878,861	831,781
Stock-based compensation expense	308,823	168,375
Research and development	485,184	314,532
Total operating expenses	1,672,868	1,314,688

Operating loss	(1,671,368)	(1,314,688)

Other income (expense):
Other income (expense), net	216,402	-
Gain on debt extinguishment	1,109,105	-
Gain of fair value adjustment – derivatives	1,380,000	-
Interest expense	(1,111,671)	(148,028)
Amortization of interest – conversion features	(110,849)	(82,001)
Total other income (expense), net	1,482,987	(228,029)

Net loss	$(188,381)	$(1,542,717)

Operating Loss; Net Loss

Our net loss decreased by $1,354,336 from $1,542,717 to $188,381, from the three-month period ended June 30, 2021 compared to the three-month period ended June 30, 2022.  The change in our net loss and operating loss for the three-months ended June 30, 2022, compared to the same prior year period, is primarily a result of acceleration of our planned strategic operational and financing activities resulting in increases in interest and other financing related costs, general and administrative expenses, stock-based compensation expense, research and development expense, offset by gains related to debt extinguishment and fair-value adjustments to derivative liabilities.  The changes are detailed below.

Revenue

We progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. Since, we have executed customer agreements, invoiced these customers and recognized revenue of $1,500 during the three-months ended, June 30, 2022.

Gross Profit

The cost of goods sold for the three-months ended June 30, 2022 was none resulting in a gross profit of $1,500 and a gross margin of 100%. Due to the limited history of generating revenue, the gross profit and gross margin at June 30, 2022 is not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $47,080, from $831,781 for the three-month period ended June 30, 2021 to $878,861 for the three-month period ended June 30, 2022. The increase from the same prior year period is primarily due to increases in our employee compensation and benefits.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $308,823 for the three-months ended June 30, 2022, compared to $168,375 for the three-months ended June 30, 2021.  The stock-based compensation expense was related to the issuance or vesting of our common stock or restricted stock units as compensation to certain consultants and employees.

Research and Development

Research and development increased by $170,652, to $485,185 for the three-months ended June 30, 2022, compared to $314,533 for the three-months ended June 30, 2021. The increase in research and development was due to the finalization of our initial development of our SOBR® Safe™ software platform and completion of development and testing of our SOBRcheck™ devices.

Other Income (Expense), Net

Other income (expense), net for the three-month period ended June 30, 2022 consists primarily of Employee Retention Tax Credits applied for and received under the CARES ACT for employers who met certain requirements of impacts due to COVID-19.

Gain on Extinguishment of Debt

On May 19, 2022, pursuant to an arrangement with the Debenture holder, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. Where the Company was not required to pay the penalty, damages and interest provision of the agreement, a gain on extinguishment of debt of $1,109,105 was recorded during the three-month period ending June 30, 2022.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a gain of $1,380,000 for the three-month period ended June 30, 2022, which is related to outstanding financial instruments issued in September 2021 that contain an embedded derivative liability component. Upon completing a cash payment of $3,048,751 for the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion feature associated with the derivative liability no longer existed where the fair value of the derivative liability recorded on the balance sheet was none at June 30, 2022. We did not have any outstanding financial instruments that contain derivative liability components during the three-month period ended, June 30, 2021. Fair value and gains or losses related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense increased by $693,643, from $148,028 for the three-month period ended June 30, 2021 to $1,111,671 for the three-month period ended June 30, 2022. This increase is primarily attributable to the Company having more outstanding convertible debt during the three-months ended June 30, 2022 compared to the same period in 2021 where the increase is related to an increase in interest amortization of $50,631 from the private placement offering in January 2021 of $188,728 for the three-month period ended June 30, 2022, as compared to $138,097 of interest expense for the three-month period ended June 30, 2021. The remaining difference of can be attributed to an increase in added conventional debt to prepay insurance and penalty, damages and interest related the default on the Convertible Debenture.

Amortization of Interest – Conversion Features

During the three-months ended June 30, 2022, the Company had amortization of interest – beneficial conversion feature expense of $110,149 compared to $82,001 during the three-months ended June 30, 2021, resulting in an increase of $28,848.  The expenses for the periods were related to the amortized discount on convertible notes payable of which we had more outstanding convertible debt during the three-months ended June 30, 2022 compared to the same period in 2021.

Results of Operations for Six-Months Ended June 30, 2022 Compared to Six-Months Ended June 30, 2021

Summary of Results of Operations

	Six-Months Ended June 30,
	2022	2021
Revenue	$3,000	$-
Cost of goods sold	1,100	-
Gross Profit	1,900	-

Operating expenses:
General and administrative	3,148,035	1,608,642
Stock-based compensation expense	751,607	187,065
Research and development	532,644	485,995
Total operating expenses	4,432,286	2,281,702

Operating loss	(4,430,386)	(2,281,702)

Other income (expense):
Other income (expense), net	216,429	-
Gain on debt extinguishment	245,105	-
Gain of fair value adjustment – derivatives	1,040,000	-
Interest expense	(2,138,142)	(171,906)
Amortization of interest – conversion features	(691,071)	(91,543)
Total other (expense), net	(1,327,679)	(263,449)

Net loss	$(5,758,065)	$(2,545,151)

Operating Loss; Net Loss

Our net loss increased by $3,212,914 from $2,545,151 to $5,758,065, from the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2022.  The change in our net loss and operating loss for the six-months ended June 30, 2022, compared to the same prior year period, is primarily a result of acceleration of our planned strategic operational and financing activities resulting in increases in interest and other financing related costs, general and administrative expenses, and stock-based compensation expense, offset by gains related to debt extinguishment and fair-value adjustments to derivative liabilities.  The changes are detailed below.

Revenue

Prior to the six-month period ended June 30, 2022, we progressed to commercial production, launched  the sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. Since, we have executed customer agreements, invoiced these customers and recognized revenue of $3,000 during the six-months ended, June 30, 2022.

Gross Profit

The cost of goods sold for the six-months ended June 30, 2022 was $1,100 resulting in a gross profit of $1,900 and a gross margin of 63%. Due to the limited history of generating revenue, the gross profit and gross margin at June 30, 2022 is not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $1,539,393, from $1,608,642 for the six-month period ended June 30, 2021 to $3,148,035 for the six-month period ended June 30, 2022. The increase from the same prior year period is primarily due to increases in our employee compensation and benefits of $294,843, employee stock-option expense of $785,730, professional, legal and consulting services of $350,958, licenses and fees of $65,175, general insurance expense of $30,983 and other general & administrative expenses in aggregate of $11,704.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $751,607 for the six-months ended June 30, 2022, compared to $187,065 for the six-months ended June 30, 2021.  The stock-based compensation expense was related to the issuance or vesting of our common stock or restricted stock units as compensation to certain consultants and employees.

Research and Development

Research and development increased by $46,649, to $532,644 for the six-months ended June 30, 2022, compared to $485,995 for the six-months ended June 30, 2021. The increase in research and development was due to the finalization of our initial development of our SOBR® Safe™ software platform and completion of development and testing of our SOBRcheck™ devices.

Other Income (Expense), Net

Other income (expense), net for the six-month period ended June 30, 2022 consists primarily of Employee Retention Tax Credits applied for and received under the CARES ACT for employers who met certain requirements of impacts due to COVID-19.

Gain on Extinguishment of Debt

On May 19, 2022, pursuant to an arrangement with the Debenture holder, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. Where the Company was not required to pay the penalty, damages and interest provision of the agreement, a gain on extinguishment of debt of $1,109,105 was recorded during the six-month period ending June 30, 2022. This gain has been offset by a loss on extinguishment of debt of $864,000 related to the fair value of original warrants issued and extended for an additional two-year period in conjunction with the Convertible Debenture which was in default.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a gain of $1,040,000 for the six-month period ended June 30, 2022, which is related to outstanding financial instruments issued in September 2021 that contain an embedded derivative liability component. Upon completing a cash payment of $3,048,751 for the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion feature associated with the derivative liability no longer existed where the fair value of the derivative liability recorded on the balance sheet was none at June 30, 2022. We did not have any outstanding financial instruments that contain derivative liability components during the six-month period ended, June 30, 2021. Fair value and gains or losses related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense increased by $1,966,236, from $171,906 for the six-month period ended June 30, 2021 to $2,138,142 for the six-month period ended June 30, 2022. The increase in interest expense is primarily attributed to the interest amortization from original issued debt and convertible warrants in September 2021 of $828,743, penalty, damages and interest related the default on the Convertible Debenture of $914,364, and increase in interest amortization of $171,851 from private placement offering in January 2021 of $197,414 for the six-month period ended June 30, 2022, as compared to $25,878 of interest expense for the six-month period ended June 30, 2021.

Amortization of Interest – Conversion Features

During the six-months ended June 30, 2022, the Company had amortization of interest – beneficial conversion feature expense of $691,071 compared to $91,544 during the six-months ended June 30, 2021, resulting in an increase of $5,799,527.  The expenses for the periods were related to the amortized discount on convertible notes payable of which we had substantially more outstanding convertible debt during the six-months ended June 30, 2022 compared to the same period in 2021.

Liquidity and Capital Resources for Six-Months Ended June 30, 2022 Compared to December 31, 2021

Introduction

During the six-months ended June 30, 2022, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of June 30, 2022 of approximately $3,750,000 and our current normalized monthly operating cash flow burn rate is approximately $350,000. As a result, we need to raise additional funds to finance our current and long-term business plans.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future to adequately satisfy these needs through the proceeds generated from the sales of our securities or additional financing

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2022 and as of December 31, 2021, respectively, are as follows:

	June 30, 2022	December 31, 2021	Change
Cash	$3,751,391	$882,268	$2,869,123
Total Current Assets	5,200,045	934,282	4,265,763
Total Assets	8,285,397	4,209,215	4,076,182
Total Current Liabilities	2,524,128	3,981,935	(1,457,807)
Total Liabilities	2,524,128	4,652,808	(2,128,680)

Our current assets and total assets increased as of June 30, 2022, as compared to December 31, 2021, primarily due to the completed underwritten public offering proceeds of approximately $ 8,799,000, offset by payment of the principal amount of $3,048,751 for the past due Convertible Debenture and use of cash to support our operations.

Our current liabilities decreased as of June 30, 2022, as compared to December 31, 2021. This decrease was primarily due to the payment of the principal amount of $3,048,751 for the past due Convertible Debenture, accompanied by decreases in accounts payable of $56,085, accrued expenses payable of $99,136, and derivative liability of $1,040,000, offset by maturities of long-term debt of $2,005,000 becoming current net of amortization of discounts of $493,367, other Notes Payable, net of payments of $172,006 and increases in accrued interest payable $112,822.

In order to repay our obligations in full or in part when due in conjunction with continued operating expenses, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $2,721,376 for the six-month period ended June 30, 2022, as compared to net cash used for operating activities of $1,628,316 for the six-month period ended June 30, 2021. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of $5,758,066, offset by non-cash expense items including depreciation and amortization of $192,732, amortization of interest – conversion features of $709,121, amortization of interest of $423,782, gain on extinguishment of debt of $245,105, stock warrants expense of $655,346, change in fair value of a derivative liability by ($1,040,000), stock options expense of $1,125,245, and stock-based compensation expense of $552,817, and changes in our assets and liabilities for accounts receivable of ($1,250), inventory of ($132,849), prepaid expenses of ($243,952), other assets of ($3,149), accounts payable of $(20,109), related party payables of $66,976, accrued expenses of $1,011,586, and accrued interest payable of $113,451.

For the same six-month period in 2021, the net cash used in operating activities of $(1,628,316) consisted primarily of our net loss of $2,545,151, offset by amortization of $192,732, amortization of interest – beneficial conversion feature of $91,543, amortization of interest of $111,655, stock options expense of $140,726, and stock-based compensation expense of $187,065, and changes in our assets and liabilities of prepaid expenses of $13,517, accounts payable of $114,809, accrued expenses of ($13,344), accrued interest payable of ($217), related party payables of ($10,120), and common stock subscriptions payable of $88,469.

Investments

We had no cash provided by or used for investing activities during the six-month periods ended June 30, 2022 or 2021.

Financing

During the six-month period ended June 30, 2022, we completed an underwritten public financing on May 18, 2022 of $10,004,245 offset by associated costs of the financing of ($1,309,882). On May 19, 2022, pursuant to an arrangement with the Debenture holder, the $3,048,781 principal balance of the Convertible Debenture in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default, including debt forgiveness of penalty, damages and interest provisions of the loan agreement. During the six-month period ended June 30, 2022, the Company also completed schedule repayments of notes payable to non-related parties of ($55,083). For the six-month period ended June 30, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $1,005,000 and proceeds from notes payable – related parties, net of $1,000,000.

Contractual Obligations and Commitments

At June 30, 2022, the Company had no financial commitments and was not committed to material contractual obligations which exceed one year for the design, production, delivery or assemble of its software platform or associated devices, or commercial leases.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(c)	Evaluation of Disclosure and Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15 (c) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. During the six-month period ended June 30, 2022, we hired a Chief Financial Officer, whereas previously our Chief Executive Officer also served as our Principal Financial Officer, and hired a Vice President of Finance and Accounting to improve disclosure controls and procedures, and support additional segregation of financial and internal controls.  Also, our Board approved our Audit Committee Charter in compliance with Nasdaq requirements. Although the Company began mitigating certain limitations in the effectiveness of its system of controls and procedures during the six-month period ended June 30, 2022, based on the evaluation described above, and as a result, in part, of the timing of beginning to implement the mitigating improvements, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and have not significantly improved as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022 we issued the following unregistered securities:

On June 7, 2022, we issued 16,666 shares of our common stock for restricted stock units that vested in connection with our uplist to Nasdaq.

On June 7, 2022 and June 29, 2022, we issued 300,000 and 500,000 shares of our common stock, respectively, for professional services.

These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on our knowledge of the purchaser and the representations of the purchaser contained in certain agreements, which indicated the purchaser was knowledgeable about our management and our operations, was a sophisticated investor, and understood the purchase was part of a private placement.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of June 30, 2022 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of June 30, 2022 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of June 30, 2022 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of June 30, 2022 this note was in default.

On March 14, 2014, we borrowed $5,000 from a non-related party. The note payable carries an interest rate of 10% and matured on September 14, 2014. As of June 30, 2022 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of June 30, 2022 this note was in default.

On September 28, 2021, we received from a non-related party $2,500,000 for an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781. On May 19, 2022, pursuant to an arrangement with the Debenture holder, the principal balance in default was paid in full satisfying all amounts due and accrued under the default and damages provisions of the loan agreement.

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

ITEM 6 Exhibits

Item No.	Description

1.1 (19)	Underwriting Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated May 13, 2022

3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (6)	Amended and Restated Bylaws of SOBR Safe, Inc.

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008
(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019
(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Commission on May 26, 2020
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020
(11)	Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the Commission on March 31, 2022
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 1, 2021
(13)	Incorporated by reference from Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on December 1, 2021
(14)	Incorporated by reference from Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on December 20, 2021
(15)	Incorporated by reference from Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on January 19, 2022
(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 19, 2022.
(17)	Incorporated by reference from our Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on March 17, 2022
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 1, 2022
(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 19, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: August 15, 2022		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

