Form 10-Q
period 2022-09-30
SOBR Safe, Inc.
filed 2022-11-14
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-53316

SOBR SAFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddlers Green Circle, Suite 1400 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (844) 762-7723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	SOBR	The Nasdaq Market (NASDAQ)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2022, there were 14,571,120 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2022, and December 31, 2021, the condensed consolidated statements of operations for the three and nine-months ended September 30, 2022, and 2021, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three and nine-months ended September 30, 2022, and 2021, and the condensed consolidated statements of cash flows for the nine-months ended September 30, and 2021, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2022		2021
ASSETS	(Unaudited)		(Audited)

Current assets
Cash	$7,248,677		$882,268
Accounts receivable	8,484		-
Inventory	196,764		39,461
Prepaid expenses	656,140		12,553
Total current assets	8,110,065		934,282

SOBR Safe Intellectual Technology, net of accumulated amortization of $899,416 and $610,318 at September 30, 2022 and December 31, 2021, respectively	2,955,259		3,244,357

Other assets	27,427		30,576
Total Assets	$11,092,751		$4,209,215

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$166,024		$270,150
Accrued expenses	382,345		463,900
Accrued interest payable	424,453		252,110
Related party payables	1,887		82,883
Common stock payable	70,500		-
Derivative liability	-		1,040,000
Convertible debenture payable
* Includes unamortized debt discount related to warrants, beneficial conversion feature and embedded conversion feature of none and $1,291,882 at September 30, 2022 and December 31, 2021, respectively	-	*	1,756,899	*
Current portion notes payable - related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $271,575 and none at September 30, 2022 and December 31, 2021, respectively	740,235	*	11,810	*
Current portion notes payable - non-related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $271,147 and none at September 30, 2022 and December 31, 2021, respectively	919,192	*	104,183	*
Total current liabilities	2,704,636		3,981,935

Notes payable -related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $645,547 at September 30, 2022 and December 31, 2021, respectively	-	*	354,453	*
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $648,580 at September 30, 2022 and December 31, 2021, respectively	-	*	356,420	*

Total Liabilities	2,704,636		4,692,808
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 16,300,000 and 19,300,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, no shares issued or outstanding at September 30, 2022 and December 31, 2021	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	-		-
Series B Convertible Preferred stock, 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at September 30, 2022 and none at December 31, 2021, respectively	30		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 12,899,436 and 8,778,555 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	129		88
Additional paid-in capital	83,271,278		57,041,447
Accumulated deficit	(74,829,673)		(57,471,492)
Total SOBR Safe, Inc. stockholders' equity (deficit)	8,441,764		(429,957)
Noncontrolling interest	(53,649)		(53,636)

Total Stockholders' Equity (Deficit)	8,388,115		(483,593)

Total Liabilities and Stockholders' Equity (Deficit)	$11,092,751		$4,209,215

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three-Months Ended		For The Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$9,734	$-	$12,734	$-
Cost of Goods Sold	4,950	-	6,050	-
Gross Profit	4,784	-	6,684	-

Operating expenses:
General and administrative	1,997,822	949,293	5,145,857	2,557,935
Stock-based compensation expense	329,323	147,163	1,080,930	334,228
Research and development	459,847	566,655	992,491	1,052,650
Total operating expenses	2,786,992	1,663,111	7,219,278	3,944,813

Loss from operations	(2,782,208)	(1,663,111)	(7,212,594)	(3,944,813)

Other income (expense):
Other income (expense), net	1,292	-	217,722	-
Gain on debt extinguishment, net	-	-	245,105	-
Gain on fair value adjustment – derivatives, net	-	-	1,040,000	-
Interest expense	(201,943)	(227,475)	(2,340,085)	(399,381)
Amortization of interest – debt discount	(115,831)	(130,830)	(806,902)	(222,373)
Total other income (expense), net	(316,482)	(358,305)	(1,644,160)	(621,754)

Loss before provision for income taxes	(3,098,690)	(2,021,416)	(8,856,754)	(4,566,567)

Provision for income tax	-	-	-	-

Net loss	(3,098,690)	(2,021,416)	(8,856,754)	(4,566,567)
Net loss attributable to noncontrolling interest	4	4	13	102
Net loss attributable to SOBR Safe, Inc.	(3,098,686)	(2,021,412)	(8,856,741)	(4,566,465)

Deemed dividends related to underwritten public offering warrants down round provision	(5,005,857)	-	(5,005,857)	-

Deemed dividends related to Original Warrants and New Warrant down round provision	(3,495,583)	-	(3,495,583)	-

Net loss attributable to common stockholders	$(11,600,126)	$(2,021,412)	$(17,358,181)	$(4,566,465)

Basic and diluted loss per common share	$(1.06)	$(0.23)	$(1.82)	$(0.53)

Weighted average number of common shares outstanding	10,973,759	8,660,401	9,516,637	8,658,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Common Stock		Preferred Stock						Total
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Additional Paid-in Capital	Accumulated Deficit	(Deficit) SOBR Safe, Inc.	Noncontrolling Interest	Stockholders' Equity (Deficit)
Balances at January 1, 2021	8,640,678	$86	-	$-	$52,694,148	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends – Series A-1 Convertible Preferred stock	14,390	-	-	-	107,880	-	107,880	-	107,880
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	105,013	-	105,013	-	105,013
Paid-in capital – relative fair value of stock warrants granted	-	-	-	-	619,381	-	619,381	-	619,381
Paid-in capital – beneficial conversion feature	-	-	-	-	480,619	-	480,619	-	480,619
Net loss	-	-	-	-	-	(1,002,340)	(1,002,340)	(94)	(1,002,434)
Balances at March 31, 2021	8,655,068	$86	-	$-	$54,007,041	$(50,603,560)	$3,403,567	$(53,624)	$3,349,943
Common stock issued for facility lease	5,333	-	-	-	49,600	-	49,600	-	49,600
Paid-in capital – fair value of stock options and RSU vested	-	-	-	-	138,010	-	138,010	-	138,010
Paid-in capital – relative fair value of stock warrants granted	-	-	-	-	473,327	-	473,327	-	473,327
Paid-in capital – beneficial conversion feature	-	-	-	-	428,595	-	428,595	-	428,595
Net loss	-	-	-	-	-	(1,542,713)	(1,542,713)	(4)	(1,542,717)
Balances at June 30, 2021	8,660,401	$86	-	$-	$55,096,573	$(52,146,273)	$2,950,386	$(53,628)	$2,896,758
Paid-in capital – fair value of stock options and RSU vested	-	-	-	-	387,003	-	387,003	-	387,003
Paid-in capital – relative fair value of stock warrants granted	-	-	-	-	847,048	-	847,048	-	847,048
Net loss	-	-	-	-	-	(2,021,412)	(2,021,412)	(4)	(2,021,416)
Balances at September 30, 2021	8,660,401	$86	-	$-	$56,330,624	$(54,167,685)	$2,163,025	$(53,632)	$2,109,393

	Common Stock		Preferred Stock				Stockholders’		Total
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Additional Paid-in Capital	Accumulated Deficit	(Deficit) SOBR Safe, Inc.	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balances at January 1, 2022	8,779,567	$88	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units vested	16,667	-	-	-	-	-	-	-	-
Common stock issued for convertible debt	7,917	-	-	-	47,500	-	47,500	-	47,500
Common stock issued to settle common stock subscriptions payable	(1,000,000)	(10)	3,000,000	30	(20)	-	-	-	-
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	934,225	-	934,225	-	934,225
Paid-in capital – relative fair value of stock warrants granted	-	-	-	-	864,000	-	864,000	-	864,000
Net loss	-	-	-	-	-	(5,569,679)	(5,569,679)	(4)	(5,569,683)
Balances at March 31, 2022	7,804,151	$78	3,000,000	$30	$58,887,152	$(63,041,171)	$(4,153,911)	$(53,640)	$(4,207,551)
Common stock issued in financing transaction, net of issuance costs	2,352,942	24	-	-	8,694,339	-	8,694,363	-	8,694,363
Common stock issued for financial services	800,000	8	-	-	718,992	-	719,000	-	719,000
Common Stock issued for restricted stock units vested	16,666	-	-	-	-	-	-	-	-
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	761,437	-	761,437	-	761,437
Net loss	-	-	-	-	-	(188,376)	(188,376)	(5)	(188,381)
Balances at June 30, 2022	10,973,759	$110	3,000,000	$30	$69,044,321	$(63,229,547)	$5,814,914	$(53,645)	$5,761,269
Common stock issued in financing transaction, net of issuance costs	1,925,677	19	-	-	5,130,754	-	5,130,773	-	5,130,773
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	594,763	-	594,763	-	594,763
Deemed dividends related to underwritten public offering warrants down round provision	-	-	-	-	5,005,857	(5,005,857)	-	-
Deemed dividends related to Original Warrants and New Warrant down round provision	-	-	-	-	3,495,583	(3,495,583)	-	-
Net loss	-	-	-	-	-	(3,098,686)	(3,098,686)	(4)	(3,098,690)
Balances at September 30, 2022	12,899,436	$129	3,000,000	$30	$83,271,278	$(74,829,673)	$8,441,764	$(53,649)	$8,388,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(8,856,754)	$(4,566,567)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	289,098	289,098
Amortization of interest - conversion features	848,329	222,373
Amortization of interest	423,782	275,052
Loss on extinguishment of debt	(245,105)	-
Change in fair value of derivative liability	(1,040,000)	-
Stock warrants expense	771,177	-
Stock options expense	1,262,396	399,259
Stock-based compensation expense	1,010,430	334,228
Changes in assets and liabilities:
Accounts receivable	(8,484)	-
Inventory	(157,303)	-
Prepaid expenses	375,001	(19,361)
Other assets	3,149	(7,146)
Accounts payable	(149,145)	604,834
Accrued expenses	1,027,548	(6,961)
Accrued interest payable	172,343	58,733
Related party payables	(60,976)	780
Stock subscriptions payable	70,500	138,069

Net cash used in operating activities	(4,264,014)	(2,277,609)

Financing Activities:
Proceeds from public equity offering	10,004,264	-
Cost of public equity offering	(1,309,882)	-
Proceeds from private equity offering	5,997,854	-
Cost of private equity offering	(867,100)	-
Repayments of convertible debenture payable	(3,048,781)	-
Proceeds from notes payable - related parties	-	1,030,000
Repayments of notes payable - related parties	-	(30,000)
Proceeds from notes payable - non-related parties	-	1,005,000
Repayments of notes payable - non-related parties	(145,932)	-
Proceeds from convertible debenture payable	-	2,500,000
Debt issuance costs	-	(275,000)
Net cash provided by financing activities	10,630,423	4,230,000

Net Change In Cash	6,366,409	1,952,391

Cash At The Beginning Of The Period	882,268	232,842

Cash At The End Of The Period	$7,248,677	$2,185,233

Schedule Of Non-Cash Investing And Financing Activities:
Deemed dividends related to underwritten public offering warrants down round provision	$(5,005,857)	$-
Deemed dividends related to Original Warrants and New Warrant down round provision	(3,495,583)	$-
Derecognition of convertible debenture	$3,048,781	$-
Reacquisition value of convertible debenture	$(3,912,781)	$-
Shares issued for prepaid services	$(719,000)	$-
Financing of prepaid insurance	$(274,589)	$-
Non-related party debt converted to capital	$47,500	$-
Reclassification of common shares from reverse stock split	$155	$-
Reclassification of elective shareholder conversion of common shares to preferred shares	$30	$-
Relative fair value of stock warrants granted	$-	$1,939,756
Intrinsic value-beneficial conversion feature	$-	$909,214
Fair value of embedded conversion feature	$-	$980,000
Convertible debenture payable discount	$-	$823,781
Issuance of common stock for prior year accrued dividends	$-	$107,880
Issuance of common stock for rent	$-	$49,600

Supplemental Disclosure:
Cash paid for interest	$15,986	$67,618
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and December 31, 2021, the results of operations for the three and nine-month periods ended September 30, 2022 and 2021, and statement of cash flows for the nine-month period ended September 30, 2022 and 2021.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-

December 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$1,040,000

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is derived from sales to a limited number of customers at September 30, 2022. Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts at September 30, 2022 and December 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventory is comprised primarily of finished products intended for sale to customers. The Company evaluates the need for reserves for excess or obsolete inventory determined primarily based upon estimates of future demand for the Company’s products. At September 30, 2022 and December 31, 2021 the Company had no reserves for obsolescence.

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at September 30, 2022 and December 31, 2021. The Company accounts for these minority, or noncontrolling interests, pursuant to ASC 810-10-65 whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the nine-month periods ended September 30, 2022 and 2021.

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

Contracts for Purchase of Hardware Devices Only

Where hardware devices are sold separately by the Company, the entire transaction price is allocated to the device as an individual performance obligation and revenue recognized at a point in time when either legal title, physical possession or the risks and rewards of ownership have transferred to the customer. Generally, these requirements are satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under SOBR’s standard terms and conditions of the purchase.

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

Research and Development

The Company accounts for its research and development costs pursuant to ASC 730, whereby it requires the Company to disclose the amounts of costs for company and customer-sponsored research and development activities, if material. Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR product. Research and development costs were $992,491 and $1,052,650 during the nine-month periods ended September 30, 2022 and 2021, respectively. Research and development costs were $459,847 and $566,655 during the three-month periods ended September 30, 2022 and 2021, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $75,147 and $70,692 during the nine-month periods ended September 30, 2022 and 2021, respectively, and are included in general and administrative expenses in the consolidated statements of operations. Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $29,628 and $12,438 during the three-month periods ended September 30, 2022 and 2021, respectively.

Income Tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2022 and December 31, 2021 as these have been offset by a 100% valuation allowance.

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

Concentration of Customers – The Company has conducted limited sales during the nine-months ended September 30, 2022 to six customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers upon the completion of sales agreements.

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

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, cash flow from operations, and competing market developments. The Company may need additional capital in the future.

As of September 30, 2022, the Company has an accumulated deficit of ($74,829,673). During the nine-months ended September 30, 2022, the Company also experienced negative cash flows from operating activities of ($4,264,014) and generated nominal revenue from product and subscription sales. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

The Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Underwritten Public Offering

On May 13, 2022, the Company entered into an Underwriting Agreement in which the Company agreed to complete an underwritten public offering with an Underwriter to sell 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of the Company’s Common Stock, with a par value $0.00001, and two warrants (the “Common Warrants) each to purchase one share of Common Stock. The Common Warrants included in the Units are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol SOBR on May 16, 2022. The Warrants have not been listed for trading and will expire five years from the date of their issuance. Further, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, the Company, each director and executive officer of the Company, and certain stockholders have agreed with the Underwriter not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of our Common Stock or securities convertible into Common Stock for a period of 180 days (24 months for the Company) commencing on the May 13, 2022, the date of the final prospectus.

On May 18, 2022, the Underwriter to the public offering was granted a 45-day option, exercisable in one or more times in whole or in part, to purchase up to an additional 352,941 shares of Common Stock and/or up to an additional 705,882 Warrants (the “Underwriter Warrants”) solely to cover over-allotments. The over-allotment shares of Common Stock can be purchased at the public offering price of the Units ($4.25), less the underwriting discounts payable by the Company, and the Underwriter Warrants can be purchased for $0.01 per Warrant. Each purchased Underwriter Warrant can be exercised at the public offering price of the Units ($4.25). The Underwriter purchased 424,116 Underwriter Warrants during the 45-day option which expired on July 2, 2022 and did exercise its option to purchase Common Stock or additional Underwriter Warrants.

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

On May 18, 2022, the Company received approximately $8,780,000 of net proceeds from the underwritten public offering.

On May 19, 2022, the principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture in default at March 31, 2022 of $3,048,781, was paid in full on May 19, 2022 satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the loan agreement (see Note 8).

Private Investment in Public Equity Offering (“PIPE Offering”)

On September 28, 2022, the Company entered into a PIPE Offering pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors for aggregate gross proceeds of approximately $6,000,000, before deducting fees to the placement agent and other expenses payable by the Company. The PIPE Offering closed on September 30, 2022.

In connection with the PIPE Offering, the Company issued 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units at a purchase price of $1.48 per unit priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001.

Each Non-Prefunded Unit consists of one share of common stock and one non-tradable Non-Prefunded Warrant exercisable for one share of common stock, at a price of $1.35, subject to adjustments pursuant to the non-prefunded warrant agreement (“Non-Prefunded Warrant Agreement”). Each Prefunded Unit consists of one share of a Non-Prefunded Warrant and one non-tradable Prefunded Warrant exercisable for one share of common stock, at a price of $1.35 less the Prefunded Warrant exercise price of $0.001, subject to adjustments pursuant to the prefunded warrant agreement (“Prefunded Warrant Agreement”). The Non-Prefunded Warrants are exercisable immediately upon issuance and will expire seven years from the issuance date, and the Prefunded Warrants are exercisable immediately upon issuance and expire when fully exercised.

On September 30, 2022, the Company received approximately $5,140,000 of net proceeds from the PIPE Offering.

Management believes that the net offering proceeds of approximately $13,920,000 from the underwritten public offering and the PIPE Offering, after the payment of the defaulted loan balance of $3,048,781, providing for a cash balance at September 30, 2022 of approximately $7,250,000 provides adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  However, the Company is responsible for convertible notes payable plus interest at 12% per annum due 24 months from issuance in the first half of 2021. Total principal balances of the convertible notes at September 30, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively.  The notes are convertible at $9.00 per share of the Company’s common stock. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. The notes automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6.00 per share for five (5) consecutive trading days while listed on Nasdaq.  Should the notes not automatically convert or a significant portion of the note holders voluntarily not convert the notes to our common stock, we may need additional funds beyond the funds raised in the underwritten public offering and the PIPE offering.

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

Management believes the net proceeds received from the underwritten public offering, PIPE Offering and actions presently being taken to generate product and services revenues provide the opportunity for the Company to continue as a going concern; however, these plans are contingent upon actions to be performed by the Company and these conditions have not been met on or before September 30, 2022. Additionally, the COVID-19 outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could impair the Company’s ability to raise needed funds to continue as a going concern. As such, substantial doubt about the entity’s ability to continue as a going concern was not alleviated as of September 30, 2022.

NOTE 3. INVENTORY

Inventory at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$82,914	$-
Work in process	-	-
Finished goods	113,850	39,461
Inventory, net	$196,764	$39,461

NOTE 4. PREPAID EXPENSES

Prepaid expenses at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
Insurance	$240,291	$4,286
Deposits	32,236	-
Consulting services	383,613	8,267
Prepaid expenses	$656,140	$12,553

On February 26, 2021, the Company entered into a lease agreement for use of an office facility for a 12-month term beginning March 1, 2021 through February 28, 2022. In addition to monthly base rent of $6,000, the agreement required the issuance of 5,333 shares of its common stock valued at $49,600. Stock-based compensation expense related to this agreement for the nine-month periods ended September 30, 2022 and 2021 are $8,267 and $28,933, respectively.

On May 25, 2022, the Company purchased Directors & Officers insurance prepaying annual premiums of $349,455 through a nine-month financing arrangement (see Note 9). The Company recorded $87,364 and $116,485 of insurance expense related to the prepaid Directors & Officers insurance for the three and nine-month periods ended September 30, 2022, respectively.

In June and July 2022, the Company purchased General Liability, Workers’ Compensation, Property and Automobile insurance prepaying annual premiums of $10,335. The Company recorded $2,478 and $3013 of insurance expense related to these prepaid policies for the three and nine-month periods ending September 30, 2022, respectively.

On May 31, 2022, the Company entered into a new office facility lease agreement for a 12-month term beginning July 1, 2022 through June 30, 2023 with a monthly base rent of $15,736. The lease agreement required a deposit equivalent to one month’s base rent to be held by the lessor for the term of the lease.

On April 1, 2022, the Company made a payment of $300,000 to a consultant as a prepayment for strategic advisory and digital marketing services to be provided during a nine -month period beginning on May 16, 2022 through November 15, 2022. In addition, the Company issued 500,000 common shares on June 29, 2022 to the consultant as additional compensation for the services to be provided at $0.91 per share with a fair value on the date of issuance of $455,000. The Company recorded professional consulting service expense of $377,500 and $566,250 for the three and nine-month periods ended September 30, 3022, respectively.

On May 16, 2022, the Company made a payment of $100,000 to a consultant as prepayment for business development consulting services to be provided during a six-month period beginning on May 16, 2022 through November 15, 2022. In addition, the Company issued 300,000 common shares on June 8, 2022 to the consultant as additional compensation for services to be provided at $0.88 per share with a fair value on the date of issuance of $264,000. The Company recorded professional consulting service expense of $182,000 and $273,000 for the three and nine-month periods ended September 30, 2022, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$610,318	$3,244,357	10

Intangible assets consist of the following at September 30, 2022:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$899,416	$2,955,259	10

Amortization expense for the nine-month periods ended September 30, 2022 and 2021 was $298,098 and $298,098, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations. Amortization expense for the three-month periods ended September 30, 2022 and 2021 was $99,366 and $99,366, respectively.

Estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$385,467	$385,467	$385,467	$385,467	$385,467	$1,027,924

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

On March 3 and 31, 2021, the Company issued convertible notes payable (see Note 9) totaling $350,000 to existing shareholders holding a direct or indirect interest in the Company and $200,000 to a Company’s director and another director’s family member. The principal amount of the secured convertible debentures are convertible at $9.00 per share, and include warrants to purchase in total 91,667 shares of the Company’s common stock at $9.00 per share.

On May 31, 2021, the Company issued convertible notes payable (see Note 9) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company’s officer. The principal amount of the secured convertible debentures are convertible at $9.00 per share, and include warrants to purchase in total 75,000 shares of the Company’s common stock at $9.00 per share.

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

On July 25, 2022, the Company entered into a Consulting Agreement with a beneficial owner of the Company. The Consulting Agreement commenced on the effective date and will continue through March 1, 2023. The Company is committed to issue 75,000 restricted shares of the Company’s Common Stock to the Consultant for the professional services (See Note 11).

NOTE 7. ACCRUED EXPENSES

Accrued expenses at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Registration rights and default damages and penalties (see Note 8)	$-	$189,663
Consulting services	203,647	163,647
Other	178,698	110,590
Accrued expenses	$382,345	$463,900

NOTE 8. CONVERTIBLE DEBENTURE PAYABLE

Convertible debenture payable at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021

Convertible Debenture Payable with Detached Free-standing Warrant	$-	$3,048,781
Unamortized Debt Discount	-	(1,291,882)
Net Convertible Debenture Payable	$-	$1,756,899

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Original Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Original Warrants to purchase up to 406,504 shares of the Company’s common stock. The Debenture is convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $7.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture due date is March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture. The Original Warrant is exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $6.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $3.00 per share. The Original Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Original Warrant at any time beginning six months from the Closing Date. The RRA requires the Company to register for resale and maintain effectiveness of such Registration Statement for such all of the registrable securities under the terms of the Debenture and Original Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay of the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. The filing date requirements were cured in February 2022. Total RRA damages and estimated related costs are approximately $195,105. Damages and accrued interest expense are included in general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company recorded interest expense of $5,443 and none for the nine-months ended September 30, 2022 and 2021.

The Debenture matured on March 27, 2022 and the Company did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the Purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). Default penalties at the Purchaser’s election are due and payable at the Mandatory Default Amount defined as the sum of (a) the greater of (i) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of this Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture,  As the default had not been cured through the Waiver date, mandatory default penalties of $914,634 are included in general and administrative expense in the Condensed Consolidated Statement of Operations for the nine-months ended September 30, 2022.

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

The Company evaluated the Debenture for derivative embedded and beneficial conversion features and determined that its embedded conversion feature carried a debt discount. The total conversion feature debt discount of $980,000 is amortized over the life of the convertible debenture. The debt discount amortization expense recorded as amortization of interest in the Condensed Consolidated Statements of Operations was $465,635 and $16,245 for the nine-month periods ended September 30, 2022 and 2021, respectively.

On September 28, 2022, the Company entered into a PIPE Offering pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) where the Company agreed to issue Non-Prefunded and Prefunded PIPE Units consisting of one share of common stock and one non-tradeable warrant exercisable for one common share at a price of $1.35 per warrant (See Note 2). Pursuant to agreements related to the issuance of Debenture Original Warrants and New Warrants both warrants contain an adjustment provision (the “Adjustment”)  whereby upon a Dilutive Issuance (as defined in the Original Warrant and the New Warrant), the holder of such warrants shall be entitled to receive shares of common stock at an effective price per share that is less than the Exercise Price (as defined in the warrants), and such issuance shall be deemed to have occurred for less than the Exercise Price on such date of the Dilutive Issuance at such effective price. Entering into the PIPE Offering initiated the Adjustment and an aggregate 1,750,225 warrants the (the “Armistice Warrants”) consisting of (i) 1,400,180 warrants pursuant to the Adjustment terms under the Original Warrant, and (ii) 350,045 warrants pursuant to the Adjustment terms of New Warrants.

As of September 30, 2022 and 2021, the debenture carries outstanding warrants of 2,258,355 and 406,504, respectively. The relative fair market value of the related stock warrants granted during the nine-month periods ended September 30, 2022 and 2021 was $4,359,583 and $847,048, respectively.

The unamortized discount at September 30, 2022 and December 31, 2021 was none and $402,465, respectively. Stock warrants amortization expense recorded as interest expense was $465,635 and $14,039 for the nine-month periods ended September 30, 2022 and 2021, respectively.

The Company incurred $548,781 of Original Issue Discount and $275,000 of debt issuance costs related to the Debenture which is being amortized to interest expense over the term of the debt using the effective interest method. The unamortized discount and issuance costs at September 30, 2022 and December 31, 2021 was none and $423,782, respectively. Interest expense related to the Original Issue Discount and debt issuance costs was $423,782 and none for the nine-month periods ended September 30, 2022 and 2021, respectively.

On May 19, 2022, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. Where the Company was not required to pay the penalty, damages and interest provision of the agreement, a gain on extinguishment of debt of $1,109,105 was recorded during the nine-month period ended September 30, 2022.

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Convertible Notes Payable with Detached Free-standing Warrants	$1,000,000	$1,000,000
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(271,575)	(645,547)
Net Related Party Notes Payable	$740,235	$366,263
Current Portion	(740,235)	(11,810)
Net Long-Term Portion	$-	$354,453

Total interest expense for related party notes was $89,753 and $55,151 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Related Party Convertible Notes Payable with Warrants

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9.00 per share, that have a total principal balance of $1,000,000 as of September 30, 2022. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9.00 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6.00 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable.

The debt discount amortization expense recorded as amortization of interest – beneficial conversion feature in the Condensed Consolidated Statements of Operations was $167,913 and $101,070 for the nine-month periods ended September 30, 2022 and 2021, respectively. The unamortized beneficial conversion feature was $123,429 and $291,343 at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, these notes carry outstanding warrants of 166,667. The relative fair market value of the related stock warrants granted during the nine-month periods ended September 30, 2022 and December 31, 2021 was none and $551,001, respectively. Stock warrants amortization expense recorded as interest expense was $206,059 and $127,354 for the nine-month periods ended September 30, 2022 and 2021, respectively. The unamortized discount at September 30, 2022 and December 31, 2021 is $148,146 and $354,205, respectively.

Related Party Non-Convertible Notes Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of September 30, 2022 and December 31, 2021. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Convertible Notes Payable with Detached Free-Standing Warrants	$1,005,000	$1,005,000
Convertible Notes Payable	9,183	56,683
Non-Convertible Notes Payable	176,156	42,500
Notes Payable with Detached Free-Standing Warrants	-	5,000
Unamortized Debt Discount	(271,147)	(648,580)
Net Non-Related Party Notes Payable	$919,192	$460,603
Current Portion	(919,192)	(104,183)
Net Long-Term Portion	$-	$356,420

Total interest expense for non-related party notes was $100,687 and $31,614 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Convertible Notes Payable with Detached Free-Standing Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9.00 per share, that have a total principal balance of $1,005,000 as of September 30, 2022 and December 31, 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9.00 per share of the Company’s common stock and are due 24 months after issuance.  The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date.  Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.  The notes contain both voluntary and automatic conversion features. The notes will be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6.00 per share for five (5) consecutive trading days while listed on NASDAQ. The Company evaluated the convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable.

The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $173,353 and $105,060 for the nine-month periods ended September 30, 2022 and 2021. The unamortized beneficial conversion feature was $123,803 and $297,156 at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, these notes carry outstanding warrants of 167,500. The relative fair market value of the related stock warrants granted during the nine-month periods ended September 30, 2022 and 2021 was none and $541,707, respectively.  Stock warrants amortization expense recorded as interest expense was $204,080 and $122,012 for the nine-month periods ended September 30, 2022 and 2021.  The unamortized discount at September 30, 2022 and December 31, 2021 was $147,345 and $351,425, respectively.

Convertible Notes Payable

The Company has two convertible notes payable to non-related parties that have a principal balance of $9,183 as of September 30, 2022 and three convertible notes payable to non-related parties that have a principal balance of $56,683 as of December 31, 2021. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from February 2013 to March 2022. Two of the three notes are currently in default. These notes carry a conversion price of $6.00 to $32.29 per share. On March 3, 2022 the Company authorized the issuance of 7,917 shares of common stock under the terms of a $47,500 convertible note payable issued March 6, 2020 with interest at 5%, due March 6, 2022 and convertible at $6.00 per share. The Company evaluated these convertible notes payable for derivative embedded and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were either fully amortized upon grant or over the life of the convertible notes payable.

Non-convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties that have a principal balance of $17,500 as of September 30, 2022, and December 31, 2021. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015 of which the two notes are currently in default.

On May 25, 2022, the Company entered into a financing agreement for payment of annual Directors & Officers insurance premiums for coverage from May 2022 through May 2023 totaling $349,455. The financing agreement required an initial down payment of $74,866 with the remaining amount of $274,559 financed for a nine-month period at an annual interest rate of 4.37% with monthly payments of $31,068 beginning in June 2022 through February 2023. The Company recorded $2,355 and $3,340 of insurance expense related to the prepaid insurance for the three and nine-month periods ending September 30, 2022.

Notes Payable with Detached Free-Standing Warrants

The Company has one note payable with detached free-standing warrants to a non-related party that has a principal balance of $5,000 as of September 30, 2022 and December 31, 2021. This note carries an interest rate of 10% and had a due date of September 2014. This note is currently in default. The detached free-standing warrants for this note payable were not exercised by the note holder and expired in 2019.

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

Upon completing a cash payment of the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion feature associated with the derivative liability no longer existed. Utilizing level 3 inputs, the Company recorded a fair market value net gain of $1,040,000 for the nine-month period ended September 30, 2022. The fair value of the embedded derivative recorded on the balance sheet as a liability was none at September 30, 2022.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2021	$1,040,000
Fair value of derivatives issued	-
Fair value adjustments, net	(1,040,000)
Balance at September 30, 2022	$-

NOTE 11. COMMON STOCK SUBSCRIPTION PAYABLE

On July 25, 2022, the Company entered into a Consulting Agreement for professional services primarily focused on business development opportunities to enhance exposure to the Company’s devices and detection systems. The Consultant is operated by a beneficial owner of the Company. The Consulting Agreement commenced on the effective date and will continue through March 1, 2023. The Company is committed to issue 75,000 restricted shares of the Company’s Common Stock to the Consultant for the professional services. The restricted shares are to be issued no later than 30-days from the signing of the Consulting Agreement, or August 24, 2022. As of September 30, 2022, the restricted common shares had not been issue d resulting in a common stock subscription payable due of $70,500.

NOTE 12. COMMON STOCK

The Company’s common stock transactions for the nine-months ended September 30, 2021, consist of the following:

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

The Company’s common stock transactions for the nine-months ended September 30, 2022, consist of the following:

The Company issued 16,667 shares of its common stock for RSUs vested during 2021.

The Company issued 7,917 shares of common stock under the terms of a $47,500 convertible note payable.

On March 1, 2022, the Company exchanged 1,000,000 shares of common stock for 3,000,000 shares of Series B convertible preferred stock (see Note 13).

On May 18, 2022, the Company issued 2,352,942 shares of common stock in connection with a completed underwritten public offering. The Company received approximately $8,779,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants each to purchase one share of Common Stock.

The Company issued 16,667 shares of its common stock for RSUs vested during 2022.

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

On September 30, 2022, the Company issued 1,925,677 shares of common stock in connection with a completed PIPE Offering. The Company received approximately $5,140,000 of net proceeds from the sale of 4,054,055 PIPE units at an offering price of $1.48 per PIPE unit. In connection with the PIPE Offering, the Company issued 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units at a purchase price of $1.48 per unit priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001. Each Non-Prefunded Unit consists of one share of common stock and one non-tradable Non-Prefunded Warrant exercisable for one share of common stock, at a price of $1.35, subject to adjustments pursuant to the non-prefunded warrant agreement (“Non-Prefunded Warrant Agreement”). Each Prefunded Unit consists of one share of a Non-Prefunded Warrant and one non-tradable Prefunded Warrant exercisable for one share of common stock, at a price of $1.35 less the Prefunded Warrant exercise price of $0.001, subject to adjustments pursuant to the prefunded warrant agreement (“Prefunded Warrant Agreement”).

NOTE 13. PREFERRED STOCK

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

NOTE 14. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company accounts for share-based compensation stock options and restricted stock units, and non-employee stock warrants under ASC 718, whereby costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing either the Black-Scholes pricing model or the Monte Carlo simulation option pricing model for stock options and warrants, and the closing price of our common stock on the grant date for restricted stock units. Unless otherwise provided for, the Company covers equity instrument exercises by issuing new shares.

Stock Warrants

During March, April and May 2021, the Company issued through the Offering convertible notes payable with warrants, (see Note 9), to purchase up to 334,167 shares of our common stock at an exercise price of $9.00 per share. The warrants expire two years after the date of issuance.

On September 28, 2021 and March 30, 2022 the Company issued through the sale of the Debenture Original Warrants and New Warrants, (see Note 8), to purchase up to 406,504 and 101,626, respectively, shares of our common stock at an exercise price of $6.00 per share. The Original Warrants and New Warrants expire seven years after the date of issuance and were valued using the Monte Carlo simulation option pricing model at approximately $847,000 and $864,000, respectively.

On May 18, 2022, the Company issued through an underwritten public offering 4,705,884 (the "Offering Warrants”), 424,116 Underwriter Warrants, and 141,177 Representative Warrants to purchase common stock of the Company at exercise prices of $4.25, $4.25 and $5.3125, respectively. The Warrants expire five years from the date of issuance and were valued at approximately $5,700,000 using the Monte Carlo simulation option pricing model.

On August 3, 2022, the Company issued 10,000 warrants, in exchange for professional services rendered, to purchase common stock of the Company at an exercise price of $4.25 per warrant. The warrants expire three years from the date of issuance and were valued at approximately $6,000 using the Black Scholes option pricing model.

On September 28, 2022, the Company entered into a private investment in public equity offering (the “PIPE Offering”) pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) where the Company agreed to issue Non-Prefunded and Prefunded PIPE Units consisting of one share of common stock and one non-tradeable warrant exercisable for one common share at a price of $1.35 per warrant (See Note 2). Pursuant to agreements related to the issuance of Debenture Original Warrants and New Warrants both warrants contain an adjustment provision (the “Adjustment”)  whereby upon a Dilutive Issuance (as defined in the Original Warrant and the New Warrant), the holder of such warrants shall be entitled to receive shares of common stock at an effective price per share that is less than the Exercise Price (as defined in the warrants), and such issuance shall be deemed to have occurred for less than the Exercise Price on such date of the Dilutive Issuance at such effective price. Entering into the PIPE Offering initiated the Adjustment and an aggregate 1,750,225 warrants the (the “Armistice Warrants”) consisting of (i) 1,400,180 warrants pursuant to the Adjustment terms under the Original Warrant, and (ii) 350,045 warrants pursuant to the Adjustment terms of New Warrants. The additional issuance of the Original Warrants and New Warrants expire seven years from the date of original issuance on September 28, 2021, and March 30, 2022, respectively. The additional Original Warrants and New Warrants were valued at approximately $3,495,000 using the Monte Carlo simulation option pricing model.

As of September 30, 2022, the Convertible Debenture carries outstanding warrants in the form of Original Warrants and New Warrants of 2,258,355, in aggregate with a relative fair market value of the related stock warrants granted of approximately $5,200,000.

On September 30, 2022, the Company issued through the PIPE Offering 4,054,055 warrants (the “PIPE Warrants”) to purchase common stock of the Company at an exercise price of $1.35 per warrant. The PIPE Warrants expire seven years from the date of issuance and were valued at approximately $9,300,000 using the Monte Carlo simulation option pricing model.

Also on September 30, 2022, the Company issued through the PIPE Offering 2,128,378 Prefunded Warrants to purchase common stock of the Company at an exercise price of $0.001 per warrant. The Prefunded Warrants are exercisable immediately upon issuance and expire when exercised in full.

The Prefunded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Prefunded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Prefunded Warrants do not provide any guarantee of value or return. The Company valued the Prefunded Warrants at issuance concluding the purchase price approximated the fair value and allocated net proceeds from the purchase proportionately to the common stock and Prefunded Warrants, of which $3,150,000 was allocated to the Prefunded Warrants and recorded as a component of Additional Paid-in-Capital.

The total outstanding balance of all stock warrants in the Company is 14,151,925 and 836,464 at September 30, 2022 and December 31 2021, respectively. There were 13,315,461 detached free-standing stock warrants granted during the nine-month period ended September 30, 2022, and 740,671 detached free-standing stock warrants granted during the nine-month period ended September 30, 2021. The fair value of these non-employee stock warrants granted during the nine-month periods ended September 30, 2022 and 2021 totaled $27,540,584 and $1,939,756, respectively, and were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	September 30, 2022	September 30, 2021
Exercise Price	$1.35 – 6.00	$6.00 – 9.00
Dividend Yield	0%	0%
Volatility	110 – 160%	120 – 158%
Risk-free Interest Rate	2.45 – 3.88%	0.14 – 0.98%
Life of Warrants	3 – 7 Years	2 – 5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the nine-month periods ended September 30, 2022 and 2021:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	194,773	$1.50 – 6.00	3.80 Years	$2.82	$1,173,737
Warrants Granted	740,671	$6.00 – 9.00	3.40 Years	$7.35	$108,506
Warrants Exercised	(58,980)	$1.50		$1.50
Warrants Expired	-
Balance at September 30, 2021	876,464	$1.50 – 9.00	3.30 Years	$6.75	$665,424

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life(1)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	13,315,461	$1.35 – 5.31	5.80 Years	$1.94	$9,896,694
Warrants Exercised	-
Warrants Expired/Forfeited	-
Balance at September 30, 2022	14,151,925	$1.35 – 9.00	5.66 Years	$1.62	$14,934,593

(1) The September 30, 2022 Prefunded Warrants granted are exercisable immediately upon issuance and expire when exercised in full, thus having no definitive expiration date. As such, the Prefunded Warrants have been excluded from the Weighted Average Remaining Contractual Life calculations.

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

Stock Options

As of September 30, 2022 and December 31, 2021, the Company has granted stock options to acquire 1,084,921 and 1,036,588 shares of common stock under the plan, respectively. As of September 30, 2022, the plan has 844,977 vested options and 256,712 non-vested options. As of December 31, 2021, the plan had 618,841 vested shares and 417,747 non-vested shares. The stock options are held by our officers, directors, employees, and certain key consultants.

In total for the nine-months ended September 30, 2022 and 2021, the Company recorded in general and administrative expense $1,262,396 and $630,027, respectively, of share-based compensation expense related to stock options. The unrecognized compensation expense as of September 30, 2022, was approximately $1,371,614 for non-vested share-based awards to be recognized over periods of approximately one month to two years and four months.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted during the nine-month periods ended September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Exercise Price	$8.25 – 9.08	$7.50 – 10.74
Dividend Yield	0%	0%
Volatility	191% - 192% %	44% - 185%
Risk-free Interest Rate	0.78% - 1.52%	0.16% – 1.69%
Life of Options	2 – 3 Years	1.3 – 7 Years

The following table summarizes the changes in the Company’s outstanding stock options during the nine-month periods ended September 30, 2022 and 2021:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	857,409	$0.79 – 9.90	7.45 Years	$1.50	$6,302,277
Options Granted	203,509	7.50 – 10.73	2.58 Years	9.53	(414,147)
Options Exercised	-
Options Cancelled	(70,196)	0.79 – 9.87		8.91
Options Expired/Forfeited	-
Balance at September 30, 2021	990,722	$0.79 – 10.73	6.15 Years	$2.63	$4,829,417

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.79 – 10.74	6.21 Years	$3.39	$5,804,517
Options Granted	70,000	$8.25 – 9.08	1.58 Years	$8.29	$-
Options Exercised	-
Options Cancelled	-
Options Expired/Forfeited	(21,667)	$4.94 – 10.73		$9.33
Balance at September 30, 2022	1,101,689	$0.79 – 10.30	5.28 Years	$3.59	$559,146

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2021	635,609	$0.79 - 10.74	6.70 Years	$1.59	$4,655,089
Exercisable at September 30, 2022	844,977	$0.79 – 10.30	6.06 Years	$2.02	$599,156

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. In January and February 2022, the Company granted 16,667 service based RSUs to an executive officer and 25,000 service based RSUs to a director, respectively. All RSUs granted in 2022 vest the earlier of the expiration of any lock-up period that includes the securities of the Company owned by the Plan participant after the up list of the Company to a national exchange or January 1, 2023.  On January 12, 2022, 16,667 shares of the Company’s common stock were issued for the RSUs vested during 2021. On June 8, 2022, 16,667 shares of the Company’s common stock were issued to a consultant for RSUs vested in May 2022.

The following table summarizes RSU activity under the Plan for the nine-month periods ended September 30, 2022 and 2021:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2020	71,667	$8.75	1.70 Years
Granted	61,918	8.51	1.36 Years
Vested	-
Unvested at September 30, 2021	133,585	$8.63	1.08 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2021	133,585	$8.56	1.66 Years
Granted	41,667	6.92	0.96 Years
Vested	(16,667)	7.50
Unvested at September 30, 2022	158,585	$8.24	0.25 Years

In total for the nine-months ended September 30, 2022 and 2021, the Company recorded in general and administrative expense $960,430 and $308,361, respectively, of share-based compensation expense related to RSU’s. As of September 30, 2022, total estimated compensation costs of RSUs granted and outstanding but not yet vested was $257,118 which is expected to be recognized over the weighted average period of 3 months.

Executive Officers Stock Options and RSUs

The Company has 357,542 and 823,482 outstanding executive officers stock options exercisable at $0.79 to $10.14 and $0.79 to $10.14 per share as of September 30, 2022 and December 31, 2021, respectively.  The Company has 57,626 and 61,919 unvested RSUs granted to executive officers as of September 30, 2022 and December 31, 2021, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 26, 2021 the Company executed an office lease, effective for a 12-month term beginning March 1, 2021.  The lease requires monthly base rent payments of $6,000 and the issuance of 5,333 shares of the Company’s common stock.  The value of the common stock of $49,600 is amortized to rent expense on a monthly basis over the lease term. This lease was not renewed.  The Company leased shared office space on a monthly basis with monthly rents approximating $4,500 through June 30, 2022. The Company also leased an office space for approximately $5,000 per month on a short-term (month to month) basis through a related party which terminated on June 30, 2022. The Company entered into a lease agreement to rent office space for a twelve-month period beginning July 1, 2022 with a monthly base rent of $15,736. Rent expense under office leases, including CAM charges, was $110,570 and $106,997 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs as of the date of this report.  As of September 30, 2022, and December 31, 2021, the Company has accrued $11,164 plus accrued interest of approximately $18,000.  In the event we pay any money related to this lawsuit, IDTEC agreed to pay the amount for the Company in exchange for shares of our common stock.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 14, 2022, which is the date the condensed consolidated financial statements were available to be issued, and has determined the following are material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

The Company entered into a PIPE Offering on September 28, 2022 pursuant to a Securities Purchase Agreement and Registration Rights Agreement with institutional investors issuing 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units at a purchase price of $1.48 per unit, with each Non-Prefunded Unit and Prefunded Unit consisting of one common share and one non-tradeable warrant at a price of $1.35. Pursuant to the Underwriting Agreement of the Underwritten Public Offering completed on May 18, 2022, the Common Warrants and Underwriter Warrants each to purchase one share of common stock for an exercise price of $4.25 contain an adjustment provision whereby upon a Dilutive Issuance (as defined in the Underwriting Agreement) when the dilutive the exercise price is lower than the exercise price of the public offering, the exercise price shall be reduced to either the lower amount not to be adjusted lower than an exercise price of $2.125. Subsequent to September 30, 2022 and as of November 14, 2022, the Company has received net proceeds of approximately $3,550,000 from the exercise of approximately 1,670,000 public offering Common Warrants.

On November 4, 2022, the Board of Directors approved a Unanimous Written Consent Resolution to reprice 305,000 stock options granted under the Company’s 2019 Equity Incentive Plan at 110% for employees and 100% for Board members of the November 4, 2022 closing stock price. At this time of the filing of this Form 10Q the Company had not assessed the accounting treatment or impact for the repriced values.

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

Reverse Stock Split

On November 4, 2021, our Board of Directors approved an amendment to our Articles of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on Nasdaq.

On January 7, 2022, our stockholders approved the same amendment to our Articles of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio between of 1-for-2 and 1-for-3 in connection with our planned listing on Nasdaq, with the final ratio to be determined by our Board of Directors.

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

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with the OTC Markets.  As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq exchange on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the nine-months ended September 30, 2022.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Operations and Outlook

We develop and provide companies with non-invasive alcohol detection technology to quickly identify the presence of alcohol.   These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefit for our customers and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRSafe™ hardware/software platform for non-invasive alcohol detection and identity verification, a solution with primary focus on warehousing and last mile fleet, alcohol rehabilitation and the judicial system.  We believe that uniform daily use of our device could result in insurance savings across workers’ compensation, general liability, umbrella and fleet policies.

We are now in full commercial production and are selling the SOBRcheck device, and we have executed agreements with distributors and customers. We were in revenue as of the first quarter of 2022.  We are also in the process of vetting and hiring sales professionals to manage and sell accounts in the warehousing and last mile fleet, alcohol rehabilitation and the judicial markets.

Our second device, the wearable wristband SOBRsure™, utilizes the same SOBRSafe™ sensor technology and software platform, which we validated during the SOBRcheck™ pilot tests. The primary intended application for this band is for the warehousing and last mile fleet, alcohol rehabilitation and the judicial markets.  . We plan for the wearable band to be commercially available in the fourth quarter of 2022.

Design, manufacturing and assembly of our SOBRcheck™ and SOBRsure™ devices  are taking place in the United States. We currently utilize two companies for manufacturing of the SOBRcheck™ device.  We do not have agreements in place with these companies and we operate with them on a purchase order/payment basis. We supply a purchase order, which they fulfill, and then they send us an invoice.

Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses; among those we are currently exploring include possible integration and licensing by non-competitive third parties.

On January 15, 2021, we initiated a Private Offering (the “Offering”) of up to 40 Units ($2,000,000) with each Unit consisting of one $50,000 principal amount secured convertible debenture, convertible at $9.00 per share, and a Warrant to purchase 8,333 shares of the Company’s common stock at $9.00 per share. The Secured Debentures carry interest at 12% and mature 24 months after issuance. The Warrants are exercisable six months after issuance and expire 24 months after issuance.  The Offering closed on May 31, 2021 and raised $2,005,000.

On September 28, 2021, we completed a financing transaction of a convertible debenture and issued warrants (the “Debenture”) that raised $2,225,000 of net proceeds after debt issuance costs.  The Debenture is for a face amount $3,048,781 with an Original Issue Discount of 18% and was due March 27, 2022, if not converted. The Debenture matured on March 27, 2022 and we did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). In exchange for the Waiver of the default penalties the Company agreed to: (i) amend the original Common Stock Warrant (the “Original Warrant”) issued by the Company to the purchaser dated September 27, 2021 to extend the Termination Date (as defined in the Original Warrant) from September 28, 2026 to September 28, 2028; and (ii) issue the Purchaser a second Common Stock Purchase Warrant (the “New Warrant”) entitling the Purchaser to subscribe for and purchase up to an additional 101,626 shares of our common stock, expiring March 29, 2029, with all other terms of the warrant the same as the Original Warrant. The extended terms of the Original Warrants and the issuance of the New Warrants resulted in additional interest expense of $164,000 and $700,000, respectively during the nine-month period ended September 30, 2022. We did not cure the default as of the Waiver date resulting in mandatory penalties of $914,634 accrued as of March 31, 2022.

We deployed the net funding we received from the 2021 financing of approximately $4.2M to bolster and expedite product development (SOBRcheck™ and SOBRsure™), deploy sales and marketing initiatives to develop the SOBR brand and grow the business and expand the employee base in correlation with customer and technology development.

On May 18, 2022, we received approximately $8,799,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants each to purchase one share of Common Stock. The Warrants included in the Units are exercisable immediately and have an exercise price of $4.25 per share (100% of the price per Unit sold in the offering). The Warrants are not listed for trading and will expire five years from the date of their issuance.  On May 19, 2022, the $3,048,781 principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default, including debt forgiveness of penalty, damages and interest provisions of the loan agreement totaling $1,109,105.

On September 30, 2022, we received approximately $5,140,000 of net proceeds from a private investment in public equity offering (“PIPE Offering”) of 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units at a purchase price of $1.48 per unit priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001. Each Non-Prefunded Unit consists of one share of common stock and one non-tradable Non-Prefunded Warrant exercisable for one share of common stock, at a price of $1.35, subject to adjustments pursuant to the non-prefunded warrant agreement (“Non-Prefunded Warrant Agreement”). Each Prefunded Unit consists of one share of a Non-Prefunded Warrant and one non-tradable Prefunded Warrant exercisable for one share of common stock, at a price of $1.35 less the Prefunded Warrant exercise price of $0.001, subject to adjustments pursuant to the prefunded warrant agreement (“Prefunded Warrant Agreement”). The Non-Prefunded Warrants are exercisable immediately upon issuance and will expire seven years from the issuance date, and the Prefunded Warrants are exercisable immediately upon issuance and expire when fully exercised.

Management believes that the net offering proceeds of approximately $13,920,000 from the underwritten public offering and the PIPE Offering, after the payment of the defaulted loan balance of $3,048,781, providing for a cash balance at September 30, 2022 of approximately $7,250,000 provides adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  However, the Company is responsible for convertible notes payable plus interest at 12% per annum due 24 months from issuance in the first half of 2021. Total principal balances of the convertible notes at September 30, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively.  The notes are convertible at $9.00 per share of the Company’s common stock. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. The notes automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6.00 per share for five (5) consecutive trading days while listed on Nasdaq.  Should the notes not automatically convert or a significant portion of the note holders voluntarily not convert the notes to our common stock, we may need additional funds beyond the funds raised in the underwritten public offering and the PIPE offering. Subsequent to September 30, 2022, we received net proceeds of approximately $3,550,000 from the exercise of approximately 1,670,000 public offering Common Warrants at an exercise price of $2.125 per share as adjusted for a dilutive issuance as defined in the Underwriting Agreement.

In addition capital may be required under the following circumstances, 1) accelerated customer acquisition increasing capital outlay, 2) advanced purchasing of materials due to COVID backlog, 3) acquisition of new technology, 4) potential acquisition of a key asset, and 5) global expansion.

Results of Operations for Three-Months Ended September 30, 2022 Compared to Three-Months Ended September 30, 2021

Summary of Results of Operations

	Three-Months Ended September 30,
	2022	2021
Revenue	$9,734	$-
Cost of goods sold	4,950	-
Gross Profit	4,784	-

Operating expenses:
General and administrative	1,997,822	949,293
Stock-based compensation expense	329,323	147,163
Research and development	459,847	566,655
Total operating expenses	2,786,992	1,663,111

Operating loss	(2,782,208)	(1,663,111)

Other income (expense):
Other income (expense), net	1,292	-
Interest expense	(201,943)	(227,475)
Amortization of interest – conversion features	(115,831)	(130,830)
Total other income, net	(316,482)	(358,305)

Net loss	$(3,098,690)	$(2,021,416)

Operating Loss; Net Loss

Our net loss increased by $1,077,274 from $2,021,416 to $3,098,690, from the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2022.  The change in our net loss and operating loss for the three -months ended September 30, 2022, compared to the same prior year period, is primarily a result of acceleration of our planned strategic operational and financing activities resulting in increases in interest and other financing related costs, general and administrative expenses, and stock-based compensation expense. The changes are detailed below.

Revenue

Prior to the three-month period ended September 30, 2022, we progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. Since, we have executed customer agreements, invoiced these customers and recognized revenue of $9,734 during the three-months ended, September 30, 2022.

Gross Profit

The cost of goods sold for the three-months ended September 30, 2022 was $4,950 resulting in a gross profit of $4,784 and a gross margin of 49%. Due to the limited history of generating revenue, the gross profit and gross margin for the three-months ended September 30, 2022 is not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $1,048,529, from $949,293 for the three-month period ended September 30, 2021 to $1,997,822 for the three-month period ended September 30, 2022. The increase from the same prior year period is primarily due to increases in our employee compensation and benefits of $148,339, employee stock-option expense of $77,407, professional, legal and consulting services of $670,131, general insurance expense of $76,125, business development and marketing expense of $17,190 and an increase in other general & administrative expenses in aggregate of $59,337.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $329,323 for the three-months ended September 30, 2022, compared to $147,163 the three-months ended September 30, 2021.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees.

Research and Development

Research and development decreased by $106,808 to $459,847 for the three-months ended September 30, 2022, compared to $566,655 for the three-months ended September 30, 2021. The decrease in research and development can be attributed to the finalization of our initial develop of our SOBRsure wearable device and SOBRsafe software platform during the three-months ended September 30, 2022 as compare to full development activities in the prior year for the SOBRcheck device and initiation of the SOBRsafe software platform in preparation to commercialize the device in January 2022.

Interest Expense

Interest expense decreased by $25,532, from $227,475 for the three-month period ended September 30, 2021 to $201,943 for the three-month period ended September 30, 2022. This decrease is primarily attributable to the Company paying off outstanding convertible debt in May 2022 as compared to incurring the convertible debt in September 2021.

Amortization of Interest – Conversion Features

During the three-months ended September 30, 2022, the Company had amortization of interest – beneficial conversion feature expense of $115,831 compared to $130,830 during the three-months ended September 30, 2021, resulting in a decrease of $14,999. The decrease can be attributed to the amortized discount on convertible notes payable of which we had substantially less outstanding convertible debt during the three-months ended September 30, 2022 compared to the same period in 2021.

Results of Operations for Nine-Months Ended September 30, 2022 Compared to Nine-Months Ended September 30, 2021

Summary of Results of Operations

	Nine-Months Ended September 30,
	2022	2021
Revenue	$12,734	$-
Cost of goods sold	6,050	-
Gross Profit	6,684	-

Operating expenses:
General and administrative	5,145,857	2,557,935
Stock-based compensation expense	1,080,930	334,228
Research and development	992,491	1,052,650
Total operating expenses	7,219,278	3,944,813

Operating loss	(7,212,594)	(3,944,813)

Other income (expense):
Other income (expense), net	217,722	-
Gain on debt extinguishment	245,105	-
Gain of fair value adjustment – derivatives	1,040,000	-
Interest expense	(2,340,085)	(399,381)
Amortization of interest – conversion features	(806,902)	(222,373)
Total other income, net	(1,644,160)	(621,754)

Net loss	$(8,856,754)	$(4,566,567)

Operating Loss; Net Loss

Our net loss increased by $4,290,187 from $4,566,567 to $8,856,754, from the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2022.  The change in our net loss and operating loss for the nine-months ended September 30, 2022, compared to the same prior year period, is primarily a result of acceleration of our planned strategic operational and financing activities resulting in increases in interest and other financing related costs, general and administrative expenses, and stock-based compensation expense, offset by a reduction in research and development expense and gains related to debt extinguishment and fair-value adjustments to derivative liabilities.  The changes are detailed below.

Revenue

Prior to the nine-month period ended September 30, 2022, we progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. Since, we have executed customer agreements, invoiced these customers and recognized revenue of $12,734 during the nine-months ended, September 30, 2022.

Gross Profit

The cost of goods sold for the nine-months ended September 30, 2022 was $6,050 resulting in a gross profit of $6,684 and a gross margin of 52%. Due to the limited history of generating revenue, the gross profit and gross margin at September 30, 2022 is not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $2,587,922, from $2,557,935 for the nine-month period ended September 30, 2021 to $5,145,857 for the nine-month period ended September 30, 2022. The increase from the same prior year period is primarily due to increases in our employee compensation and benefits of $443,182, employee stock-option expense of $863,137 professional, legal and consulting services of $1,021,089, general insurance expense of $107,289, licenses & fees of $61,456 and an aggregate increase of $91,769 in other general & administrative expenses.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $1,080,930 for the nine -months ended September 30, 2022, compared to $334,228 for the nine-months ended September 30, 2021.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees.

Research and Development

Research and development decreased by $60,159 to $992,491 for the nine-months ended September 30, 2022, compared to $1,052,650 for the nine-months ended September 30, 2021. The decrease in research and development can be attributed to the finalization of our initial develop of our SOBRsure wearable device and SOBRsafe software platform during the nine-months ended September 30, 2022 as compare to full development activities in the prior year for the SOBRcheck device and initiation of the SOBRsafe software platform in preparation to commercialize the device in January 2022.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a gain of $1,040,000 for the nine-month period ended September 30, 2022, which is related to outstanding financial instruments issued in September 2021 that contain an embedded derivative liability component. Upon completing a cash payment of $3,048,751 for the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion feature associated with the derivative liability no longer existed where the fair value of the derivative liability recorded on the balance sheet was none at September 30, 2022. We did not have any outstanding financial instruments that contain derivative liability components during the nine-month period ended, September 30, 2021. Fair value and gains or losses related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense increased by $1,940,704, from $399,381 for the nine-month period ended September 30, 2021 to $2,340,085 for the nine-month period ended September 30, 2022. This increase is primarily attributable to the Company having significantly more outstanding convertible debt and a one-time debt default penalty of $914,634 related to the Armistice Convertible Debt during the nine-months ended September 30, 2022 compared to the same period in 2021.

Amortization of Interest – Conversion Features

During the nine-months ended September 30, 2022, the Company had amortization of interest – beneficial conversion feature expense of $806,902 compared to $222,373 during the nine-months ended September 30, 2021, resulting in an increase of $584,529.  The expenses for the periods were related to the amortized discount on convertible notes payable of which we had substantially more outstanding convertible debt during the nine-months ended September 30, 2022 compared to the same period in 2021.

Liquidity and Capital Resources for Nine-Months Ended September 30, 2022 Compared to December 31, 2021

Introduction

During the nine-months ended September 30, 2022, because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of September 30, 2022 is $7,248,677 and our current normalized monthly operating cash flow burn rate is approximately $400,000. As a result, we need to raise additional funds to finance our current and long-term business plans.  We currently do not believe we will be able to satisfy our cash needs from our revenues for some time, and there is no guarantee we will be successful in the future to adequately satisfy these needs through the proceeds generated from the sales of our securities or additional financing

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2022 and as of December 31, 2021, respectively, are as follows:

	September 30, 2022	December 31, 2021	Change
Cash	$7,248,677	$882,268	$6,366,409
Total Current Assets	8,110,066	934,282	7,175,784
Total Assets	11,092,752	4,209,215	6,883,537
Total Current Liabilities	2,704,636	3,981,935	(1,277,299)
Total Liabilities	2,704,636	4,652,808	(1,948,172)

Our current assets and total assets increased as of September 30, 2022, as compared to December 31, 2021, primarily due to the completed underwritten public financing and PIPE Offering proceeds of approximately $13,920,000, offset by payment of the principal amount of $3,048,751 for the past due Convertible Debenture and use of cash to support our negative cash flow from operations.

Our current liabilities decreased as of September 30, 2022, as compared to December 31, 2021. This decrease was primarily due to the payment of the principal amount of $3,048,751 net of discounts and beneficial conversion features for a net amount of $1,756,899 for the past due Convertible Debenture which is offset by private placement notes payable becoming current of $1,659,427, net of discounts and beneficial conversion features. Other decreases include in accounts payable of $104,126, accrued expenses payable of $81,555, derivative liability of $1,040,000, and related parties payable of $80,996 offset by increased accrued interest of $172,343 and a common stock subscription payable of $70,500.

In order to repay our obligations in full or in part when due in conjunction with continued operating expenses, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $4,264,014 for the nine-month period ended September 30, 2022, as compared to net cash used for operating activities of $2,277,609 for the nine-month period ended September 30, 2021. For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of $8,856,754, offset by non-cash expense items including depreciation and amortization of $289,098, amortization of interest – conversion features of $848,329, amortization of interest of $423,782, stock warrants expense of $771,177, change in fair value of a derivative liability by ($1,040,000), stock options expense of $1,262,396, and stock-based compensation expense of $1,010,430, and changes in our assets and liabilities for accounts receivable of ($8,484), inventory of ($157,303), prepaid expenses of $375,001, accounts payable of ($149,145), accrued expenses of $1,027,549, accrued interest payable of $172,343, related party payables of ($60,976), and common stock subscriptions payable of $70,500.

For the period in 2021, the net cash used in operating activities consisted primarily of our net loss of $4,566,567, offset by depreciation and amortization of $289,098, amortization of interest – conversion features of $222,373, amortization of interest of $275,052, stock options expense of $399,259, and stock-based compensation expense of $334,228, and changes in our assets and liabilities of prepaid expenses of $(19,361), other assets of ($7,146), accounts payable of $604,834, accrued expenses of ($6,961), accrued interest payable of $58,733, related party payables of $780, and common stock subscriptions payable of $138,069. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $28,898,637 and change in fair value of derivative liability of $60,650, offset by a loss on debt extinguishment, net of $269,144, depreciation and amortization of $133,571, amortization of interest beneficial conversion feature of $1,407,675, stock warrants expense of $8,856, stock options expense of $343,549, stock-based compensation expense of $41,302, and asset impairment adjustment of $25,320,555, and changes in our assets and liabilities of prepaid expenses of $994, other assets of ($8,680), accounts payable of $140,906, accrued expenses of ($83,495), accrued interest payable of ($6,697), and related party payables of ($51,976).

Investments

We had no cash provided by or used for investing activities during the nine-month periods ended September 30, 2022 or 2021.

Financing

During the nine-month period ended September 30, 2022, we completed an underwritten public financing on May 18, 2022 of $10,004,245 offset by associated costs of the financing of ($1,309,882). On May 19, 2022, the $3,048,781 principal balance of the Convertible Debenture in default at March 31, 2022, was paid in full satisfying all amounts due and accrued under the default, including debt forgiveness of penalty, damages and interest provisions of the loan agreement. On September 30, 2022, we completed a private investment in public equity offering of $5,997,873 offset by associated costs of the financing of ($857,700). During the nine-month period ended September 30, 2022, the Company also completed schedule repayments of notes payable to non-related parties of ($145,932).

For the nine-month period ended September 30, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $1,005,000, proceeds from notes payable – related parties of $1,030,000, repayments of notes payable-related parties of ($30,000), proceeds from convertible debenture payable of $2,500,000 and debt issuance costs of ($275,000).

Contractual Obligations and Commitments

At September 30, 2022, the Company had no financial commitments and was not committed to material contractual obligations for the design, production, delivery or assemble of its software platform or associated devices, or commercial leases.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. During the nine-month period ended September 30, 2022, we hired a Chief Financial Officer, whereas previously our Chief Executive Officer also served as our Principal Financial Officer, and hired a Vice President of Finance and Accounting to improve disclosure controls and procedures, and support additional segregation of financial and internal controls.  Also, our Board approved our Audit Committee Charter in compliance with Nasdaq requirements. Although the Company began mitigating certain limitations in the effectiveness of its system of controls and procedures during the nine-month period ended September 30, 2022, based on the evaluation described above, and as a result, in part, of the timing of beginning to implement the mitigating improvements, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and have not significantly improved as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we issued approximately 8,108,110 unregistered securities in connection with a private investment in public equity offering (“PIPE Offering”) facilitated by Aegis Capital Corp. In connection with the PIPE Offering, the Company issued 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units at a purchase price of $1.48 per unit priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001.

Each Non-Prefunded Unit consists of one share of common stock and one non-tradable Non-Prefunded Warrant exercisable for one share of common stock, at a price of $1.35, subject to adjustments pursuant to the non-prefunded warrant agreement (“Non-Prefunded Warrant Agreement”). Each Prefunded Unit consists of one share of a Non-Prefunded Warrant and one non-tradable Prefunded Warrant exercisable for one share of common stock, at a price of $1.35 less the Prefunded Warrant exercise price of $0.001, subject to adjustments pursuant to the prefunded warrant agreement (“Prefunded Warrant Agreement”). The Non-Prefunded Warrants are exercisable immediately upon issuance and will expire seven years from the issuance date, and the Prefunded Warrants are exercisable immediately upon issuance and expire when fully exercised.

On September 30, 2022, we received proceeds, net of associated costs, from the PIPE Offering of approximately $5,140,000 which will be utilized to fund ongoing operations and continued research and development activities related to the SOBRSafe suite of devices and software platform.

Also, on September 30, 2022, the company issued 1,750,225 warrants for our common stock underlying outstanding warrants issued by us in a previous transaction and held by Armistice Capital Master Fund, Ltd. We did not receive any additional proceeds from this issuance.

A Form S-1 registration statement has been filed to register the securities associated with the PIPE Offering and the warrants issued to Armistice Capital Master Fund, Ltd and was declared effective on November 10, 2022.

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

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Item No.	Description
3.1 (1)	Articles of Incorporation of Imagine Media, Ltd.

3.2 (2)	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (4)	Amended and Restated Bylaws of SOBR Safe, Inc.

3.5 (5)

Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares

3.6*	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. effecting 1-for-3 reverse stock split.

10.6 (6)	Securities Purchase Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated September 28, 2022

10.7 (6)	Registration Rights Agreement by and between SOBR Safe, Inc. and Purchasers dated September 28, 2022

10.8 (6)	Form of Pre-Funded Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022

10.9 (6)	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 3, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: November 14, 2022		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

