Form 10-K
period 2022-12-31
SOBR Safe, Inc.
filed 2023-03-31
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2022: $7,230,975 as based on last reported sales price of such stock $0.99 on June 30, 2022. The voting stock held by non-affiliates on that date consisted of 7,304,015 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2023, there were 17,209,570 shares of common stock, $0.00001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:(1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

SOBR Safe, Inc.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward‑looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward‑looking statements also include statements in which words such as “expect,” “anticipate,” ”intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

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

On March 9, 2020, our Board of Directors approved the amendment to our Certificate of Incorporation and stockholders holding 52.24% of our then outstanding voting stock approved an amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.” The Certificate of Amendment to our Certificate of Incorporation became effective with the State of Delaware on April 24, 2020.

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with the OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

Pursuant to approval of an application with Nasdaq to up list our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq exchange on May 16, 2022. Prior to this up list to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

Business Overview

General

We provide organizations with non-invasive technology to identify the presence of alcohol quickly and safely with its employees, contractors, participants or patients. These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefits and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRsafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has applications in probation management, fleet & facility, and for outpatient alcohol rehabilitation and youth drivers in a wearable form. We believe that uniform daily use of our device could result in material insurance savings across Workers’ Comp, general liability, umbrella and fleet policies.

We are now in commercial production and sale of our SOBRcheck™ solution. We have executed customer agreements and have had revenue since the first quarter 2022.

Our second device, a wearable wristband SOBRsure™, utilizes the same SOBRsafe™ hardware/software platform. The primary intended applications include probation management, fleet & facility, outpatient alcohol rehabilitation and youth drivers. The wearable band will be commercially available in the second quarter of 2023.

Design, manufacturing, quality testing and distribution for all SOBRsafe™ devices takes place in the United States.

SOBRcheck™

SOBRcheck™ is our stationary identification and alcohol monitoring product. When installed, SOBRcheck™ enables a rapid, hygienic biometric finger scan to authenticate ID and determine the presence or absence of alcohol. The SOBRcheck™ product provides the administrator with real-time results, delivered securely, to more efficiently manage their existing substance abuse policy. Our device is meant to be a specific point in time, quick test for the presence of alcohol, with the results to be used as a complementary data source in support of the organization’s alcohol policies. If alcohol is detected by the device, then our customers follow up in accordance with its own policies, which could include additional tests via a blood test or breathalyzer (we will not provide these devices). We will gather de-identified information regarding Pass/Fail tests for use in determining trends in a company and/or industry, etc. but such information does not include any specific data about the individual user, only whether a pass or fail result occurred.

SOBRsure™

SOBRsure™ our transdermal, alcohol-detecting wearable band contains our SOBRsafe™ technology for ongoing, real-time alcohol monitoring and GPS tracking.

Our SOBRcheck™ revenue model consists of two components: a one-time hardware fee per device and a recurring monthly SaaS fee per user. We employ a similar model for the wearable band SOBRsure™: a one-time device purchase price and a monthly per user subscription fee.

We believe our device portfolio approach could yield a substantial repository of user data – a potentially monetizable asset for statistical analytics. The opportunity to collect data points over time could enable the development of business and insurance liability benchmarking, and through AI, powerful guidance for perpetual safety improvement (and associated cost savings capture). By demonstrating substance-free environments, employers could deliver a data-driven argument for lowering insurance premiums. We could potentially partner with insurance providers to mandate use of the SOBRsafe™ devices and/or technology.

The Substance Abuse Problem

Through criminal-justice related costs, lost work productivity and healthcare expenses, the annual cost of alcohol abuse in the U.S. is estimated to be $249 billion. Half of all industrial accidents involve alcohol, and commercial fleets suffer from over 11,000 alcohol-related accidents each year. We believe we have a solution that addresses this problem.

Competitive Advantages

We are a leading provider of preventative transdermal (touch-based) alcohol detection systems in the U.S. market by seeking to proactively eliminate the presence of alcohol in zero-tolerance environments, and not simply punish the offender post-accident or other violation. We have entered the judicially-mandated market and most companies we consider to be our primary competitors, like SCRAM, BACTRACK, BI TAD, Soberlink, Smart Start, Intoxalock and others are primarily focused on breathalyzers for breath alcohol concentration (BrAC) measurement, or court-ordered ankle monitors.

Our SOBRcheck™ device is a patent-pending, touch-based identity verification and alcohol detection solution. A user places two fingers on the device’s sensors: one compares biometric data points from the finger to confirm identity, while the other senses alcohol released through the pores of the fingertip.

Marketing

We have developed a marketing plan that includes 1) alcohol detection/testing distributors, 2) direct sales, 3) trade shows, 4) popular and trade media public relations, 5) advocacy group alignment, 6) dynamic social media brand development and 7) continuous pursuit of cutting-edge detection technologies for future integration.

As of December 31, 2022 we have signed six customers and nine distributors.

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

We are currently applying for the related patents to convert our Provisionals as part of our patent defense strategy.

We applied for trademarks related to the SOBRsafe™ system, SOBRcheck™ and SOBRsure™, and “SOBR” as standard characters with no specific formatting.

 Government Regulation

As we utilize a unique “Pass/Fail” methodology that simply alerts to the presence of alcohol (as opposed to measuring a discrete BrAC) – information that may be used at the discretion of the employer (or counselor, parent, etc.) – we do not believe we will be subject to any government regulation in the Facility & Fleet, Alcohol Rehabilitation or Young Driver markets. In the Judicial market, regulations vary significantly by state; some states only allow for the use of certain methodologies like breath or urine, while others do not specify and there exists no regulated barrier to entry for a transdermal solution.

Employees

As of March 14, 2023, there are a total of 15 full time employees, including Chairman/CEO/Secretary David Gandini, CFO Jerry Wenzel, EVP and Chief Revenue Officer Michael Watson, and EVP of Operations Scott Bennett.

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

Importantly during 2022, our focus on providing a positive work environment on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic. We took immediate action at the onset of the COVID-19 pandemic to enact rigorous safety protocols in our facilities by improving sanitation measures, implementing mandatory social distancing, use of facing coverings, reducing on-site workforce through staggered schedules, remote working where possible and restricting visitor access to our locations. We believe these actions helped minimize the impact of COVID-19 on our workforce.

Available Information

 As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

 Our Internet address is www.sobrsafe.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) are also made available free of charge on www.sobrsafe.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits. We were incorporated in Delaware on August 10, 2007. Our business to date has focused on developing and improving our technologies, potential products, filing patents, and hiring management and staff personnel. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have generated limited revenue. Our future capital requirements will depend on many factors, including our ability to develop our products, generate cash flow from operations, and competing market developments. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our Common Stock. Any equity financings will result in dilution to our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms.

If we cannot obtain achieve or sustain profitability or additional funding, our technology and product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

We have experienced recurring net losses since inception, and as of December 31, 2022, had an accumulated deficit of $78,327,845. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to develop and expand and technology and product offerings and attract new customers. These efforts may prove more expensive than we anticipate, and we may not succeed in obtaining the net revenue and operating margins necessary to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future.

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

Our business plan, which is focused on the development and commercialization of alcohol detection devices, is dependent upon our SOBRSafe™ technology. If that technology proves to be ineffective at detecting alcohol in person’s system through secretions from their skin it would significantly impact our business.

Our business is dependent upon our SOBRSafe™ technology. Our business plan calls for us to develop and commercialize alcohol detection devices based on our SOBRSafe™ technology. In the event that our technology proves to be ineffective at detecting alcohol in person’s system through secretions from their skin, it would significantly impact our business.

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

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such fluctuations in quarterly and annual operating results may decrease the value of our common stock. Because our quarterly operating results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the level of adoption and demand for our products in our key industries like probation management, fleet & facility, alcohol rehabilitation and young drivers;
•	positive or negative coverage in the media, or changes in commercial perception, of our products or competing products, including our brand reputation;
•	the degree of competition in our industry and any change in the competitive landscape, including consolidation among competitors or future partners;
•	any safety, reliability or effectiveness concerns that arise regarding our products;
•	unanticipated pricing pressures in connection with the sale of our products;
•	the effectiveness of our sales and marketing efforts, including our ability to deploy a sufficient number of qualified representatives to sell and market our products;
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

The continued spread of COVID-19 variants and uncertain market conditions may adversely affect our business, financial condition and results of operations.

We are closely monitoring the coronavirus and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our SOBRSafe™ technology and the devices that deploy that technology. The extent to which the COVID-19 continues to impact our financial conditions and results of operations, or those of our third-party suppliers, will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the duration of new outbreaks, information which may emerge concerning the severity of COVID-19 and the actions being taken to contain COVID-19 or treat its impact, among others. Governmental agencies can fluctuate in their implementation of social distancing and “work from home” regulations. If those regulations increase then the chances increase that more and more companies may be forced to either shut down, slow down or alter their work routines. Since the development and testing of our SOBR technologies and the potential platform devices is a “hands on” process, these alternative work arrangements could significantly slow down our anticipated schedules for the marketing and sale of our SOBR devices, which could have a negative impact our business.

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

We intend to use the SOBR Safe™ technology in various platforms in the preventative, probation management, fleet & facility, alcohol rehabilitation and young drivers’ markets. Currently, most alcohol sensing devices are breath analyzers and ankle bracelets employed in the judicially-mandated market where the use is usually required by law as a punishment for committing a crime. We will be asking companies and institutions that have an interest in monitoring whether their employees or contractors have alcohol in their systems due to their job responsibilities (such as fleet and school bus drivers, factory machinists, forklift operators, etc.), to adopt a new requirement that their employees or contractors must abide in order to remain employed. While we believe this will be attractive to many companies and industries, we must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance, our investors could lose their entire investment.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

We currently stay ahead of supply chain issues by utilizing multiple sources, but if for reasons out of our control parts are not available, it could impact customer contracts and revenue.

We currently outsource supply chain and manufacturing of the SOBRcheck™ device to third-party manufacturers. The stability of component supply will be crucial to maintaining our manufacturing process. Due to the fact we currently manufacture the device utilizing in part, “off the shelf” parts and components, some of our critical devices and components being supplied by certain third-party manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices.

We have selected these particular manufacturers based on their ability to consistently produce these products according to our requirements in an effort to obtain the best quality product at the most cost-effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments would have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all. If we get to that stage of growth, such loss of manufacturers could cause us to breach any contracts we have in place at that time and would likely cause us to lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We currently outsource the manufacturing of devices utilizing the SOBR® Safe™ alcohol detection system to several contract manufacturers. These manufacturers will procure all of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their agreements with us without adequate notice or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

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

Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand. We outsource with United States based third party manufacturing companies. If any of our manufacturing facilities suffer damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•

quality and reliability of components, sub-assemblies and materials that we source from third-party suppliers, who are required to meet our quality specifications, almost all of whom are single source suppliers for the items and materials that they supply;

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

We are currently selling our products through direct sales and distributors, and will need time to develop relationships in order to secure customers and grow revenue.

Any failure to maintain and grow our direct sales force and distributor network could harm our business. The members of our direct sales force are adequately trained and possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully employ such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.

In order to generate future growth, we will continue to identify and recruit qualified sales and marketing professionals. Training them on our products and on our internal policies and procedures requires significant time, expense and attention. It can take several months or more before a sales representative is fully trained and productive. Our sales force may subject us to higher fixed costs than those of companies with competing products, placing us at a competitive disadvantage. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in product sales and revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Any failure to hire, develop and retain talented sales personnel, to achieve desired productivity levels in a reasonable period of time to reduce fixed costs, could have material adverse effect on our business, financial condition and results of operations.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend, to a significant extent, on our ability to expand our sales and marketing efforts. Our business may be harmed if these efforts and expenditures do not generate a corresponding increase in revenue. If we fail to successfully promote our products in a cost-effective manner, we may fail to attract or retain the market acceptance necessary to realize a sufficient return on our promotional efforts, or to achieve broad adoption of our products.

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

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive products and retain good customers and could adversely affect our business and operating results.

We may be unable to adequately protect our proprietary rights.

We currently have one “use” patent covering the SOBRsafe™ alcohol detection system and/or the SOBR devices and two provisional patents pending with the United States Patent and Trademark Office. These patents are not specific to the components, but rather the overall solution provided by the SOBR devices. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

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

The internal controls we utilize to produce reliable financial reports had material weaknesses. If we continued to have material weaknesses in our internal controls, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we concluded in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in all of our quarterly and annual reports since evaluations and disclosure regarding our internal controls became required disclosure, that we have material weaknesses in our internal controls. Enhancements, modifications, and changes to our internal controls are necessary in order to eliminate these weaknesses. As of December 31, 2022, the specific weaknesses our management has identified include: (i) we do not have sufficient segregation of duties within our accounting functions, and (ii) we have not documented all our internal controls. See “Internal Control Over Financial Reporting”, herein. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we continue to fail to maintain an effective system of internal controls we may be unable to produce reliable, timely financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

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

Gary Graham, currently beneficially owns approximately 15% of our outstanding common stock. As a result, Mr. Graham is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Graham may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

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

Our common stock is listed on Nasdaq Capital Market. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

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

 ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our corporate office, consisting of approximately 5,000 square feet, is located at 6400 S. Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111. We lease our office space under the terms of a commercial lease dated May 31, 2022. The lease is for twelve months and we pay $15,536 per month. We do not own our own manufacturing facility but outsource with third party manufacturing companies for our manufacturing.

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2022. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SOBR”.

Holders

At December 31, 2022 there were 16,972,241 shares of Common Stock outstanding and approximately 4,200 stockholders of record.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

 Other than the following, no unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On March 7, 2023, the Company entered into a Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The Debt Offering closed on March 9, 2023. The Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”). Aegis Capital Corp. acted as sole placement agent for the Debt Offering. Under the terms of the Agreement, the Company received $3,000,000 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock, at a conversion price $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the Debt Offering after offering related costs. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On January 1, 2023, the Company entered into a six-month agreement with a consultant to provide investor services and in exchange issued 225,000 shares of restricted common stock and 225,000 warrants to purchase common stock of the Company at an exercise price of $1.35 per warrant. The warrants expire three years from the date of issuance.

On September 30, 2022 pursuant to the Adjustment terms of the March 2022 Armistice Warrant and the September 2021 Armistice Warrant, as a result of entering into the PIPE Offering, we issued an aggregate 1,750,225 warrants the (the “Armistice Warrants”) consisting of (i) 1,400,180 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 350,045 warrants pursuant to the Adjustment terms of March 2022 Armistice Warrant. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On September 28, 2022, we entered into a PIPE Offering pursuant to a Securities Purchase Agreement with institutional investors for aggregate gross proceeds of approximately $6 million, before deducting fees to Aegis Capital Corp., the exclusive placement agent in the PIPE Offering, and other expenses payable by the Company. Pursuant to the PIPE Offering, which closed on September 30, 2022, we issued 1,925,677 Non Pre-Funded Units and 2,128,378 Pre-funded Units at a purchase price of $1.48 per unit priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001.

Each Non Prefunded Unit and Prefunded Unit consists of one share of common stock (or common stock equivalent) and one non-tradable Non Prefunded exercisable for one common stock at a price of $1.35 subject to adjustments pursuant to the Non Prefunded Warrant Agreement. Each Prefunded Unit consists of one share of common stock and one non-tradable Prefunded Warrant exercisable for one common stock at a price of $1.35 less the Prefunded Warrant exercise price of $0.001 pursuant to the Prefunded Warrant Agreement. The Non Prefunded Warrants have a term of seven years from the issuance date and the Prefunded Warrants expire until the Prefunded Warrants are exercised in full. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors are accredited, familiar with our operations, and there was no general solicitation or advertising.

On August 3, 2022, in exchange for a settlement of a general mutual release of employment and application claims we issued to a prior employee a warrant for 10,000 shares of our common stock at an exercise price of $4.25 per share which expires August 3, 2025. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On June 7, 2022, we issued 16,666 shares of our common stock for restricted stock units that vested in connection with our uplist to Nasdaq. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On June 7, 2022 and June 29, 2022, we issued 300,000 and 500,000 shares of our common stock, respectively, for professional services. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were accredited, familiar with our operations, and there was no general solicitation or advertising.

On March 30, 2022, in connection with a Waiver Agreement we entered into with Armistice Capital Master Fund Ltd. the holder of an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,780.50, we issued a second common stock purchase warrant, or the March 2022 Armistice Warrant to purchase up to 101,626 additional shares of our common stock expiring March 29, 2029, and extended the Termination Date of the September 2021 Armistice Warrant for 406,504 shares of our common from September 28,2026 to September 28, 2028. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On March 3, 2022 we issued 7,917 shares of our common stock under the terms of a $47,500 convertible note payable dated March 6, 2020 with interest at 5%, due March 6, 2022 and convertible at $6 per share. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On March 1, 2022, we entered in to Share Exchange Agreements with David Gandini, one of our officers and directors, and Gary Graham, our largest shareholder, to exchange 333,334 and 666,667 shares of our common stock into 1,000,000 shares and 2,000,000 shares of our Series B Preferred Stock, respectively. These stock exchanges of common stock for preferred stock were done as conditions of our planned underwritten offering and planned listing on Nasdaq. The shares of our Series B Convertible Preferred Stock have liquidation preference over our common stock, receive dividends in pari passu with our common stockholders, are convertible into shares of our common stock on a 3-for-1 basis, and vote on an “as converted” basis. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors are sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On January 12, 2022 we issued 16,667 shares of our common stock for Restricted Stock Units that vested during 2021. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On January 10, 2022, in connection with hiring Mr. Wenzel we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, Mr. Wenzel will serve as our Chief Financial Officer until January 1, 2024, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Wenzel will perform services for us that are customary and usual for a chief financial officer of a company, in exchange for: (i) an annual base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 66,667 shares of our common stock, at an exercise price of $7.755, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), with the stock options to vest in 8 equal quarterly installments of 8,334 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 16,667 Restricted Stock Units under our 2019 Equity Incentive Plan, which will vest upon the end of any relevant lockup period involving Company securities owned by Mr. Wenzel after we uplist to a national exchange (NASDAQ, NYSE, etc.). The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On December 7, 2021, in exchange for Sandy Shoemaker agreeing to serve on our Board of Directors, we issued Sandy Shoemaker options to acquire 8,334 shares of our common stock under our 2019 Equity Incentive Plan, at an exercise price of $10.065 per shares and vest equally over one year. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On December 7, 2021, in exchange for Sandy Shoemaker agreeing to chair the Audit Committee of our Board of Directors we issued Sandy Shoemaker options to acquire 16,667 shares of our common stock under our 2019 Equity Incentive Plan, at an exercise price of $10.065 per shares and vest equally over two years. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On October 18, 2021, we entered into an Executive Employment Agreement with Michael Watson (the “Watson Agreement”) to serve as our Executive Vice President of Sales and Marketing and Revenue Officer. Under the terms of the Watson Agreement, Mr. Watson performs services for us that are customary and usual for a EVP of sales and marketing of a company, in exchange for: (i) a base salary of $175,000 and his eligible to participate in any executive bonus plans, with a target bonus of $75,000, and (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire up to 83,334 shares of our common stock at $9.21 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period. The Watson Agreement is for a two year term. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On August 17, 2021, we entered into an Executive Employment Agreement with Scott Bennett (the “Bennett Agreement”) to serve as our Executive Vice President of Business Operations beginning on October 18, 2021. Under the terms of the Bennett Agreement, Mr. Bennett performs services for us that are customary and usual for a EVP of business operations of a company, in exchange for: (i) a base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire up to 33,334 shares of our common stock at $9.21 per share (110% of fair market value on the date of grant), which options vest in equal quarterly installments overs a two year period, and (iii) 16,667 restricted stock units under our 2019 Equity Incentive Stock Plan, which will vest upon the earlier of (a) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplist of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (b) January 1, 2023. The Bennett Agreement is for a two year term. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

Prior to hiring Mr. Bennett has an executive officer, Mr. Bennett was granted (i) 3,334 restricted stock units pursuant to a prior consulting arrangement with us, and (ii) a stock option to acquire 33,334 shares of our common stock at an exercise price of $10.131 under a prior employment agreement with us. The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplist of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023. The stock options were also issued under our 2019 Equity Incentive Plan and vest in equal installments, monthly over a thirty six (36) month period beginning May 17, 2021. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On September 28, 2021, we closed a financing transaction with Armistice Capital Master Fund Ltd. (the “Purchaser”). Under the terms of the financing, we received $2,500,000 from the Purchaser and in exchange issued the Purchaser an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,780.50 (the “Debenture”) and a Common Stock Purchase Warrant(the Original Warrant) to purchase up to 406,504 shares of our common stock. The Debenture is convertible: (a) voluntarily by the Purchaser at any time into shares of our common stock at the lesser of (i) 100% of the closing price our common stock on the trading day immediate prior to the Closing Date under the Debenture, or (ii) 75% of the average VWAP of our common stock (representing a 25% discount) during the 5 trading day period immediately prior to the applicable conversion date (on an as adjusted basis giving effect to any splits, dividend and the like during such 5 Trading Day period) (the “Conversion Price”), or (b) automatically upon the occurrence of a Qualified Offering (as defined in the Debenture) into shares of our common stock at the lesser of: (i) the Conversion Price or (ii) 75% of the offering price of the securities offered in the Qualified Offering. The Debenture matures on March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture, and contains industry standard default and other provisions. The Warrant is exercisable at any time in the next five (5) years into shares of our common at an exercise price of $6.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $1.00 per share. The Warrant contains a cashless exercise provision but only in the event we fail to have an effective registration statement registering the shares underlying the Warrant at any time beginning six (6) months from the date of the Warrant. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

From March 2021 through May 31, 2021, we conducted a “Unit” offering under Rule 506 of Regulation D, with each Unit consisting of a $50,000 principal amount convertible debenture (the “Secured Debentures”) and a warrant (the “Warrant”) to purchase 8,334 shares of our common stock. The holders of the Secured Debentures and the Warrants are the Selling Securityholders herein. The Secured Debentures mature two (2) years after issuance. The Secured Debentures will not be redeemable but contain an automatic conversion feature, which will cause all principal and interest due under the Debenture to automatically convert if our common stock closes at or above $6.00 per share on NASDAQ for five (5) consecutive trading days. Interest on each investor’s Secured Debenture accrues at a rate of 12% per annum, beginning on the date we have access to the investor’s funds. At the date of their investment, investors elected to have the interest due under the Secured Debenture paid in cash monthly or have the interest accrue and be payable on the maturity date of the Secured Debenture. For investors that elect to accrue the interest due under the Secured Debenture, the interest will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The Secured Debentures will be convertible at any time, and from time to time, beginning on the date of issuance, into shares of our common stock. The Secured Debentures will be convertible at nine dollars ($9.00) per share; provided, however, that the right of conversion will be limited by the terms of the Secured Debentures to the extent necessary to ensure that each Debenture holder will never beneficially own more than 4.9% of our class of common stock at any one time while any portion of the holder’s Debenture remains outstanding. The repayment of the Secured Debentures is secured by our current patent and patent applications. The Warrant attached to each Unit gives the investor the right to purchase 8,334 shares of our common stock. The Warrants are exercisable at any time, and from time to time, beginning on the date of issuance and expiring two (2) years after issuance, into shares of our common stock at an exercise price of nine dollars ($9.00) per share. In the event our common stock closes at or above $6.00 per share on NASDAQ for five (5) consecutive trading days then we have the right to notify the holder of the Warrants that we plan to purchase the Warrants for $0.30 each, which begins a sixty (60) day period for the holder to exercise the Warrants or we may purchase them for $0.30 each. Under this offering, we issued secured convertible promissory notes totaling $2,005,000 to 25 non-affiliated investors, and one then-affiliate investor - Mr. Ford Fay, one of our directors ($50,000) and additional investors that are now affiliates - Mr. James Bardy (through an entity he controls entitled Financial House, LLC) ($100,000) and Mr. Scott Bennett, our Executive Vice-President of Operations ($50,000), and warrants to purchase 334,167 shares of our common stock with the notes and warrants having the terms described above. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

In October 2020, we entered into an Advisory Agreement with Steven Beabout, a member of our Board of Directors, under which he agreed to provide us with strategic legal advice in relation to certain business and legal matters for a period of sixteen (16) months. In exchange for his services, we agreed to issue him 25,000 restricted stock units. The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplist of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

In November 2020 and February 2022, in consideration of Steven Beabout’s work as Chairman of the Compensation Committee of our Board of Directors, we agreed to issue Mr. Beabout 30,000 and 25,000 restricted stock units, respectively. The restricted stock units were issued under our 2019 Equity Plan and vest upon the earlier of (i) the expiration of any lock-up period that includes any of our securities owned by the Advisor after the uplist of the Corporation to a national exchange (NASDAQ, NYSE, etc.) or (ii) January 1, 2023. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

In connection with closing the transaction with IDTEC detailed herein, we issued a convertible promissory note totaling approximately $1,500,000 to IDTEC. The promissory note was convertible any time by the holder into shares of our common stock at a conversion price of $1.50 per share, subject to anti-dilution protection against any future securities we may issue at an effective price of less than $0.50 per share. On November 17, 2020, IDTEC converted the total of $1,551,514 of principal and interest due under the promissory note into 1,034,343 shares of our common stock. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

At the closing of the same transaction, we also issued Warrant to Purchase Common Stock to IDTEC, under which IDTEC can purchase up to 106,667 shares of our common stock at an exercise price of $1.50 per share. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Preferred Stock

 On March 1, 2022, the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company.  The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder , into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

Dividend Policy

We have never issued any dividends to our common stockholders do not expect to pay any stock dividend or any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Transfer Agent

 Our Transfer Agent and Registrar for our Common Stock is Equiniti Trust Company, located at 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120.

Issuer Purchases of Equity Securities

 Not applicable.

ITEM 6 – [RESERVED]

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

Overview

We provide organizations with non-invasive technology to identify the presence of alcohol quickly and safely with its employees, contractors, participants or patients. These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefits and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRsafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has applications in probation management, fleet & facility, and for outpatient alcohol rehabilitation and youth drivers in a wearable form. We believe that uniform daily use of our device could result in material insurance savings across Workers’ Compensation, general liability, umbrella and fleet policies.

We are now in commercial production and sale of our SOBRcheck™ solution. We have executed customer agreements and have had revenue since the first quarter 2022.

Our second device, a wearable wristband SOBRsure™, utilizes the same SOBRsafe™ hardware/software platform. The primary intended applications include probation management, fleet & facility, outpatient alcohol rehabilitation and youth drivers. The wearable band will be commercially available in the second quarter of 2023.

Design, manufacturing, quality testing and distribution for all SOBRsafe™ devices will take place in the United States.

 Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses; among those we are currently exploring include possible integrations with existing telematics systems, and it could be licensed by non-competitive third parties.

Recent Developments

 During the year ended December 31, 2022 we accomplished the following:

•	Received an aggregate of $10.0 million in proceeds from Nasdaq uplist offering of 2,352,942 units consisting of one share of common stock and two warrants.
•	Received an aggregate of $6.0 million in proceeds from a PIPE offering of 4,054,045 units consisting of one share of common stock and one warrant.
•	Received an aggregate of $3.5 million in proceeds from the exercise of 1,647,564 common warrants and 2,128,378 pre-funded warrants.
•	Paid off $3.0 million of convertible debt.
•	Began first commercial sales of SOBRcheck™ device.
•	Awarded the Occupational Health & Safety (OH&S) new product of the year in the Safety Monitoring Devices category.
•	Awarded the Safe Family Seal of Approval by the Child Safety Network.

Business Outlook and Challenges

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales, 2) distributors and 3) licensing & integration. We currently employ four highly experienced sales professionals. We have signed nine distributors, representing an additional 29 sales professionals actively introducing our solutions to established drug and alcohol testing buyers. Finally, initial licensing & integration discussions are underway, and we anticipate hiring an expert in this field in 2023 to formulate and execute a global expansion plan.

We anticipate that our outsourced manufacturers can adequately support an increase in sales for the foreseeable future. We expect that we will need to continue to evolve our products and software to meet diverse customer requirements across varied markets.

Since inception in August 2007, we have generated significant losses from operations and anticipate that we will continue to generate significant losses for the foreseeable future.

Impact of COVID-19 on our Business

We are closely monitoring the coronavirus and the directives from federal and local authorities regarding not only our workforce, but how it impacts companies we work with for the development of our SOBRSafe™ technology and the devices that deploy that technology. The extent to which the COVID-19 continues to impact our financial conditions and results of operations, or those of our third-party suppliers, will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the duration of new outbreaks, information which may emerge concerning the severity of COVID-19 and the actions being taken to contain COVID-19 or treat its impact, among others. Governmental agencies can fluctuate in their implementation of social distancing and “work from home” regulations. If those regulations increase then the chances increase that more and more companies may be forced to either shut down, slow down or alter their work routines. Since the development and testing of our SOBR technologies and the potential platform devices is a “hands on” process, these alternative work arrangements could significantly slow down our anticipated schedules for the marketing and sale of our SOBR devices, which could have a negative impact on our business. Given the daily evolution of the COVID-19 variants and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 on our results of operations, financial condition, or liquidity for fiscal year 2023. However, as the COVID-19 variants continue, it could have an adverse effect on our results of future operations, financial position and liquidity in fiscal year 2023.

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

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If later our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. Our effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from our estimates.

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and areas such as revenue recognition, allowance for doubtful accounts, valuation of inventory and intangible assets, and impairments.

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

Allowance for Doubtful Accounts

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

Valuation of Inventory

Inventory is comprised primarily component parts and finished products. We periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than carrying value.

Financial Instruments

An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, accrued interest payable, notes payable, related party payables, convertible debentures, and other payables. The fair value of our derivative liabilities is determined based on “Level 3” inputs. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a Monte Carlo Simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Stock-based Compensation

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of awards granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to our financial statements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2023.

The following discussion:

•	summarizes our results of operations; and
•	analyzes our financial condition and the results of our operations for the year ended December 31, 2022 and year ended December 31, 2021.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Summary of Results of Operations

	Year Ended December 31,
	2022	2021
Revenue	$35,322	$-
Cost of goods sold	19,315	-
Gross Profit	16,007	-

Operating expenses:
General and administrative	7,606,218	3,882,706
Stock-based compensation expense	1,426,178	473,748
Research and development	1,397,053	1,198,780
Total operating expenses	10,429,449	5,555,234

Loss from operations	(10,413,442)	(5,555,234)

Other income (expense):
Other income (expense), net	230,414	-
Gain on debt extinguishment, net	245,105	-
Gain (loss) on fair value adjustment-derivatives, net	1,040,000	(60,000)
Interest expense	(2,535,519)	(1,420,063)
Amortization of interest – debt discount	(921,488)	(835,081)
Total other income (expense), net	(1,941,488)	(2,315,144)

Net loss	$(12,354,930)	$(7,870,378)

 Operating Loss; Net Loss

Our net loss increased by $4,484,552 from $7,870,378 to $12,354,930 for the year ended December 31, 2021 compared to the year ended December 31, 2022. The change in our net loss and operating loss for the year ended December 31, 2022, compared to the prior year, is primarily a result of acceleration of our planned strategic operational and financing activities resulting in increases in interest and other financing related costs, general and administrative expenses, and stock-based compensation expense. The changes are detailed below.

Revenue

Prior to the year ended December 31, 2021, we progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. We have executed customer agreements, invoiced these customers and recognized revenue of $35,322 during the year ended December 31, 2022.

Gross Profit

The cost of goods sold for the year ended December 31, 2022 was $19,315 resulting in a gross profit of $16,007 and a gross margin of 45.3%. Due to the limited history of generating revenue, the gross profit and gross margin for the year ended December 31, 2022 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $3,723,512, from $3,882,706 for the year ended December 31, 2021 to $7,606,218 for the year ended December 31, 2022, primarily due to increases in payroll expense, insurance, marketing and promotion, and professional fees including legal, accounting, investor relations and other professional fees.

Stock-Based Compensation Expense

We had stock-based compensation expense of $1,426,178 for the year ended December 31, 2022 compared to $473,748 for the year ended December 31, 2021. The stock-based compensation expense in 2022 was related to the issuance of our common stock and restricted stock units as compensation to certain directors and employees.

Research and Development

Research and development increased by $198,273, to $1,397,053 for the year ended December 31, 2022, compared to $1,198,780 for the year ended December 31, 2021. The increase in research and development can be attributed to the finalization of our SOBRsureTM wearable device and SOBRsafe TM software platform during the year ended December 31, 2022 as compared to full development activities in the prior year for the SOBRcheck TM device and initiation of the SOBRsafe TM software platform in preparation to commercialize the device in January 2022.

Other Income (Expense), net

Other income was $230,414 for the year ended December 31, 2022 compared to none for the year ended December 31, 2021. Other income in 2022 consists primarily of refunded payroll taxes under the provisions of the Federal Employee Retention Credit and interest income.

Gain on Extinguishment of Debt, net

Gain on extinguishment of debt, net was $245,105 for the year ended December 31, 2022, compared to none for the year ended December 31, 2021. On May 19, 2022, pursuant to an arrangement with the Convertible Debenture holder, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. The Company was not required to pay the penalty, damages and interest provision of the agreement, thus a gain on extinguishment of debt of $1,109,105 was recorded during the year ended December 31, 2022. This gain has been offset by a loss on extinguishment of debt of $864,000 related to the fair value of the original warrants issued and extended for an additional two-year period in conjunction with the Convertible Debenture which was in default.

Gain (loss) on Fair Value Adjustment – Derivatives, net

Fair value adjustment – derivatives, net was a loss of ($60,000) for the year ended December 31, 2021, compared to a gain of $1,040,000 for the year ended December 31, 2022 which was related to a financial instrument issued in September 2021 that contained an embedded derivative liability component. Upon completing a cash payment of $3,048,781 for the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion features associated with the derivative liability no longer existed and the fair value of the derivative liability as of that date was adjusted to zero.

Interest Expense

Interest expense increased by $1,115,456 from $1,420,063 for the year ended December 31, 2021 to $2,535,519 for the year ended December 31, 2022. This increase is primarily attributable to a one-time debt default penalty of $914,634 related to the Convertible Debenture during the year ended December 31, 2022.

Amortization of Interest – Debt Discount

During the year ended December 31, 2022, we had amortization of interest – debt discount expense of $921,488 compared to $835,081 during the year ended December 31, 2021. The expense for both periods were related to the amortized discount on convertible notes payable.

Liquidity and Capital Resources for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Introduction

During the years ended December 31, 2022 and 2021, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future.

Management believes that the net offering proceeds, including warrants exercised, of approximately $19,646,000 from the Underwritten Public Offering and PIPE Offering in 2022 and the Debt Offering in March 2023, after the 2023 payments required for the convertible notes payable and accrued interest of approximately $2,439,000, provide adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2022 and December 31, 2021, are as follows:

	December 31, 2022	December 31, 2021	Change

Cash	$8,578,997	$882,268	$7,696,729
Total Current Assets	9,025,717	934,282	8,091,435
Total Assets	11,912,037	4,209,215	7,702,822
Total Current Liabilities	2,821,684	3,981,935	(1,160,251)
Total Liabilities	2,821,684	4,692,808	(1,871,123)

Our current assets and total assets increased as of December 31, 2022, as compared to December 31, 2021, primarily due to the completed underwritten public offering, PIPE Offering and warrant proceeds, net of offering costs, of approximately $17,146,000, offset by payment of the principal amount of $3,048,781 for the past due Convertible Debenture and use of cash to support our negative cash flow from operations.

Our current liabilities decreased as of December 31, 2022, as compared to December 31, 2021. This decrease was primarily due to the payment of the principal amount of $3,048,781 and amortization of beneficial conversion features for a net decrease of $1,756,899 for the past due Convertible Debenture, which is offset by private placement notes payable becoming current of $1,803,049, net of discounts and beneficial conversion features. Other decreases include decreases in accounts payable of $127,185, accrued expenses payable of $71,618, derivative liability of $1,040,000, and related parties payable of $80,996, offset by increased accrued interest of $217,581.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $6,156,172 for the year ended December 31, 2022, as compared to net cash used in operating activities of $3,688,302 for the year ended December 31, 2021. For the year ended December 31, 2022, the net cash used in operating activities consisted primarily of our net loss of $12,354,930 offset by non-cash items including amortization of $385,464, amortization of interest – conversion features of $921,488, amortization of interest of $423,782, stock options expense of $1,582,217, stock-based compensation expense of $1,426,178, stock warrants expense of $950,316, and stock issued for professional services of $864,500, offset by a change in fair value of derivative liability of ($1,040,000) and gain on extinguishment of debt of ($245,105). The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from accrued expenses of $1,037,486, prepaid expenses of $86,238, accrued interest payable of $217,581, and other assets of $3,148, balanced by uses of cash for inventory of ($176,032), accounts payable of ($127,185), related party payables of ($80,996) and accounts receivable of ($30,322). For the year ended December 31, 2021, the net cash used in operating activities consisted primarily of our net loss of $7,870,378 offset by - amortization of $385,464, change in fair value of derivative liability of $60,000, amortization of interest – conversion features of $835,081, amortization of interest of $1,231,661, stock options expense of $723,262, stock-based compensation expense of $473,748, and changes in our assets and liabilities of inventory of ($39,461), prepaid expenses of $42,585, other assets of ($21,896), accounts payable of $168,842, accrued expenses of $150,865, accrued interest payable of $117,666, and related party payables of $54,259

Investments

We had no cash provided by or used for investing activities during the years ended December 31, 2022 and 2021.

Financing

Our net cash provided by financing activities for the year ended December 31, 2022 was $13,852,901, compared to $4,337,728 for the year ended December 31, 2021. For the year ended December 31, 2022, our net cash from financing activities consisted of net proceeds from public equity offering of $8,694,363, net proceeds from private equity offering of $5,121,973, and net proceeds from the exercise of stock warrants of $3,328,143, offset by repayments of convertible debenture payable of ($3,048,781) and notes payable to non-related parties of ($242,797). For the year ended December 31, 2021, our net cash from financing activities consisted of proceeds from notes payable – non-related parties of $1,005,000, proceeds from notes payable – related parties of $1,030,000, proceeds from convertible debenture payable of $2,500,000, proceeds from the exercise of stock warrants $88,470, proceeds from the exercise of stock options of $19,258, repayments of notes payable-related parties of ($30,000), and debt issuance costs of ($275,000).

Contractual Obligations and Commitments

At December 31, 2022, the Company had no financial commitments and was not committed to material contractual obligations for the design, production, delivery or assemble of its software platform or associated devices, or commercial leases.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2022 and 2021.

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

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the end of the year ended December 31, 2022, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(c) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assesses the effectiveness of our internal control over financial reporting on a quarterly basis, with the most recent assessment being conducted as of December 31, 2022. In making these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

(i) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. During 2022 we hired a Chief Financial Officer to support our Chief Executive Officer who previously served as our Chief Financial Officer, and hired a Vice President of Finance and Accounting to improve disclosure controls and procedures.  In February 2023, we hired a controller to support additional segregation of financial and internal controls. We realize there is an inherent weakness with only 1-2 individuals being responsible for our accounting and the preparation of our financial statements. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

 (ii) We have not documented all our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result, we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements, our lack of internal controls could lead to a delay in our reporting obligations. We are required to provide written documentation of key internal controls over financial reporting. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(c) Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hired a new Chief Financial Officer and a Vice President of Finance and Accounting in 2022, and a controller in February 2023. These new hires will significantly decrease the risk associated with the identified material weaknesses including segregation of duties, design, and documentation of internal controls. However, we may need to hire additional qualified and experienced personnel to assist us in further remedying these material weaknesses, especially with our transactional accounting and the preparation of our financial statements. To that end, we plan to hire additional qualified individuals whose primary job responsibilities will be performing day-to-day accounting-related functions.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 14, 2023, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David Gandini	65	Chief Executive Officer, Secretary, Chairman of the Board, and Director

Jerry Wenzel	68	Chief Financial Officer and Treasurer

Ford Fay	62	Independent Director (Chairperson of Nominating and Corporate Governance Committee)

J. Steven Beabout	68	Independent Director (Chairperson of Compensation Committee)

Noreen Butler	49	Independent Director

Sandy Shoemaker	54	Independent Director (Chairperson of Audit Committee)

Scott Bennett	62	Executive Vice President of Business Operations

Michael Watson	60	Executive Vice President of Sales and Marketing and Revenue Officer

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

Jerry Wenzel has served as our Chief Financial Officer since January 2022. Prior to SOBRsafe, Mr. Wenzel was a partner in the firm B2BCFO® from 2018 through 2021, providing strategic financial leadership to business owners regarding growth and transaction opportunities. From 2016 to 2018, he was the Chief Financial Officer for PRIDE Centric Resources, Inc., a national commercial food service equipment buying group. In this position Jerry was responsible for all financial reporting responsibilities, including vendor rebate programs, cash management, internal controls and reporting to the Audit Committee and Board of Directors. From 1998 to 2016, Mr. Wenzel served as Chief Financial Officer for several manufacturing businesses and a residential real estate franchisee serving Colorado. Prior to his Chief Financial Officer positions, Mr. Wenzel was an audit and consulting partner in two Denver-based practices and a national CPA firm.

Mr. Wenzel has been a Certified Public Accountant since 1980 and earned his Bachelor of Science degree in Accountancy from the University of Wisconsin-LaCrosse. Mr. Wenzel is a member of the American Institute of Certified Public Accountants (AICPA) and Colorado Society of CPAs (CSCPA) and past member of the AICPA SEC Division for Firms Peer Review Committee and CSCPA Quality Review Board.

Ford B. Fay has served as a member of our Board of Directors since June 2020 and serves as the Chairperson of the Nominating and Corporate Governance Committee of our Board of Directors. Mr. Fay is currently the Director at Crown Castle International Corp., a large fiber-based telecommunications company. In this position Mr. Fay manages all aspects of Network Access Life Cycle for the company. He has held this position since 2020. From 2017 to 2020, Mr. Fay was a principal with Eagle Bay Advisors, LLC, a telecommunications consulting firm. In this position, Mr. Fay assisted clients with cost and efficiency improvements in Access Management across the life cycle spectrum of Access. From 2015 to 2017, Mr. Fay was the Vice President, Access Management for Zayo Communications. In this position Mr. Fay created and managed most aspects of offnet costs, such as, vendor selection, contracting, procurement, quoting, operationalization, vendor management, offnet ordering, offnet grooming and optimization. In this position, Mr. Fay also planned and executed the network integrations of the $1.4B acquisition of Electric Lightwave and the $350M acquisition of Canadian-based Allstream. Mr. Fay received his Bachelor of Science in Operations Research & Industrial Engineering from Cornell University, and his Master of Business Administration from University of Rochester, Simon School of Business.

J. Steven Beabout has served as a member of our Board of Directors since August 2020 and serves as the Chairperson of the Compensation Committee of our Board of Directors. Since 2018, Mr. Beabout has been consulting with various startup companies and involved in real estate investing. From 2016-2018, Mr. Beabout was General Counsel of Tectonic, LLC, a SaaS company specializing in big data analytics and customer relationship management (CRM). In this position, Mr. Beabout was in charge of Tectonic’s legal department and negotiated deals with large companies like Coca-Cola, Anhueser-Busch and Wyndham Hotels. From 1996 to 2015, Mr. Beabout was General Counsel and a member of the strategic management team (executive vice-president) of Starz, a company listed on NASDAQ that competes with HBO and Netflix. During his time there, Mr. Beabout assisted with other key management personnel to grow the business from a start-up with $100M in losses to a multi-billiondollar public company. As part of strategic management team, Mr. Beabout was involved in the company’s strategic business decisions and as General Counsel he was responsible for all legal aspects of business, including, but not limited to, negotiation of billion dollar plus contacts with major studios (Universal, Disney and Sony), and distributors (Comcast, Time- Warner, DIRECTV, DISH Networks, Netflix, etc.), human resources and related matters, general corporate matters, post-IPO public board matters, and reviewing filings with the Securities and Exchange Commission.

 Noreen Butler has served as a member of our Board of Directors since October 2022. Ms. Butler’s experience combines over 12 years in senior management and recruitment, following a 7-year career in business development. She is currently the Founder and Chief Executive Officer of RubiCorp Technologies, Inc., a private ridesharing company focused on safely transporting children ages 7+ for busy families and those in need of a safe, trusted ride. Previously, Ms. Butler had been involved in several companies in real estate, biotechnology and the technology industry, holding positions including Senior Advisor, Director of Business Development and Chief Executive Officer. From 2015 through June 2016, Ms. Butler was the Director of Business Development for Frozen Egg Bank Network, a division of global fertility company Donor Egg Bank. From 2016 to 2018, she was a Senior Advisor for Cresa, an international commercial real estate company. Ms. Butler has an undergraduate degree in Communications from Pine Manor College.

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

Board Diversity

Our five directors come from diverse backgrounds. We comply with Nasdaq Listing Rule 5605(f), which requires Nasdaq-listed smaller reporting companies to have at least two diverse directors.

The table below provides certain highlights of the composition of our Board members and nominees as of March 14, 2023. Each of the categories listed in the table below has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity
Directors	2	3	—	—
Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	5*

* Did not disclose with respect to LGBTQ+ background.

Board Meetings

Our Board of Directors held two meetings during the year ended December 31, 2022, which occurred on June 29, 2022, and December 15, 2022, and all directors attended at 100% of the aggregate number of meetings of the Board and of the committees on which each of the directors served. The Board also acted by unanimous written consent seven times during the year ended December 31, 2022.

Committees

As of April 22, 2022, our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker, Steve Beabout and Ford Fay. Our Board of Directors has a nominating and corporate governance committee, consisting of Ford Fay and Steve Beabout. We also have written nominating and corporate governance, compensation, and audit committee charters.

Audit Committee Financial Expert

The Nasdaq Capital Market rules require us to have three independent audit committee members upon the listing of our Common Stock, with at least one member being an “audit committee financial expert”. Our Board of Directors has affirmatively determined that Sandy Shoemaker meets the definition of “independent director” and an “audit committee expert”, and Steve Beabout and Ford Fay qualify as “independent directors” for purposes of serving on an audit committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq Capital Market rules.

Compensation Committee

The Nasdaq Capital Market rules require us to have two independent compensation committee members upon the listing of our Common Stock. Our board of directors has affirmatively determined that Steve Beabout and Ford Fay meets the definition of “independent director” for purposes of serving on a compensation committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq Capital Market rules.

Nomination and Corporate Governance Committee

The Nasdaq Capital Market rules require us to have two independent nomination committee members upon the listing of our Common Stock. Our board of directors has affirmatively determined that Ford Fay and Steve Beabout meets the definition of “independent director” for purposes of serving on a nomination committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq Capital Market rules.

Code of Ethics

On April 22, 2022, our Board of Directors adopted a code of business conduct and ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. The code of business conduct and ethics will be publicly available on our website. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by our board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. Additionally, we adopted a policy on insider trading which will be publicly available on our website.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
David Gandini	0	0	1
Jerry Wenzel	2	5	0
Ford Fay	0	0	0
Steven Beabout	0	2	0
Noreen Butler	0	0	1
Sandy Shoemaker	1	2	1
Michael Watson	1	1	1
Scott Bennett	0	0	2

ITEM 11 - EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2022;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2022,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2022 and 2021, are set out in the following summary compensation table:

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2022, 2021, and 2020 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Gandini, CEO and Secretary(2)	2022	253,750	150,000		-0-		-0-	-0-	-0-	-0-	403,750
	2021	210,000	-0-	(3)	43,804	(4)	-0-	-0-	-0-	-0-	253,804	(4)
	2020	185,000	-0-		-0-		-0-	-0-	-0-	-0-	185,000

Kevin Moore, Former CEO (5)	2022	40,000	-0-		-0-		-0-	-0-	-0-	-0-	40,000
	2021	185,500	-0-	(6)	43,804	(7)	-0-	-0-	-0-	-0-	229,304	(7)
	2020	213,000	-0-		-0-		-0-	-0-	-0-	-0-	213,000

Jerry Wenzel, CFO(8)	2022	185,417	-0-		287,750	(9)	409,611	-0-	-0-	-0-	882,778	(9)

Scott Bennett, EVP of Bus Ops(10)	2022	175,000	-0-		108,500	(11)	-0-	-0-	-0-	-0-	283,500	(11)
	2021	89,167	-0-		45,532	(12)	540,706	-0-	-0-	-0-	675,405	(12)

Michael Watson, EVP of Sales & Marketing(13)	2022	175,000	-0-		162,750	(14)	-0-	-0-	-0-	-0-	337,750	(14)
	2021	39,824	-0-		-0-		687,639	-0-	-0-	-0-	727,463

Dean Watson, Former CTO(15)	2021	138,472	-0-		-0-		-0-	-0-	-0-	-0-	138,472
(1)	Includes amounts paid and/or accrued.
(2)	Mr. Gandini was appointed as our Chief Executive Officer in October 2021. Mr. Gandini previously served as our Chief Revenue Officer and Chief Financial Officer.
(3)	Since Mr. Gandini received Restricted Stock Units in lieu of a cash bonus, his bonus amount is set forth under “Stock Awards” in the above table.
(4)

Includes 20,959 Restricted Stock Units under our 2019 Equity Incentive Plan, which were issued to Mr. Gandini in lieu of executive bonus he earned for 2020. The RSUs were valued based on the fair market value of our common stock on the date of grant.

(5)

Mr. Moore was appointed as our Chief Executive Officer on October 25, 2019, resigned as our Chief Executive Officer effective October 18, 2021, and continued employed in a strategic advisor position until October 31, 2022.

(6)	Since Mr. Moore received Restricted Stock Units in lieu of a cash bonus, his bonus amount is set forth under “Stock Awards” in the above table.
(7)

Includes 20,959 Restricted Stock Units under our 2019 Equity Incentive Plan, which were issued to Mr. Moore in lieu of executive bonus he earned for 2020. The RSUs were valued based on the fair market value of our common stock on the date of grant.

(8)	Mr. Wenzel was hired as our Chief Financial Officer in January 2022.
(9)	Includes the value of 91,667 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of grant.
(10)	Mr. Bennett was hired as our Executive Vice President of Business Operations in October 2021.
(11) (12)

Includes the value of 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on fair market value of our common stock on the dates of grant.

Includes the value of 20,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on fair market value of our common stock on the dates of grant.

(13) (14)

Mr. Watson was hired as our Executive Vice President of Sales and Marketing in October 2021.

Includes the value of 75,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on fair market value of our common stock on the dates of grant.

(15)	Dean Watson was terminated effective August 20, 2021.

Employment Contracts

David Gandini. On January 30, 2023, we entered into an Employment Agreement with Mr. Gandini to continue to serve as our Chief Executive Officer through December 31, 2025 (the “Term”). The Term will automatically renew for additional terms of one year unless written notice not to renew is otherwise given by either Mr. Gandini or the Company.

Under the terms of the Employment Agreement, Mr. Gandini will receive an annual base salary of $300,000. For each subsequent calendar year of the Term and Renewal Terms, Mr. Gandini will receive salary adjustments as recommended by the Compensation Committee and approved by the Company’s Board of Directors (the “Board”). Mr. Gandini is also entitled to participate in the Company’s Annual Bonus Plan and any and all other incentive payments available to executives of the Company. Mr. Gandini may also be provided with regular equity grants commensurate with his role and as awarded by the Board pursuant to the Company’s 2019 Equity Incentive Plan.

 Jerry Wenzel. In connection with hiring Mr. Wenzel, we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, Mr. Wenzel will serve as our Chief Financial Officer until January 1, 2024, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Wenzel will perform services for us that are customary and usual for a chief financial officer of a company, in exchange for: (i) an annual base salary of $225,000 effective January 2023, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 66,667 shares of our common stock, at an exercise price of $8.25, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), and repriced effective November 4, 2022, to an exercise price of $2.39 per share with the stock options to vest in eight equal quarterly installments of 8,334 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 16,667 Restricted Stock Units under our 2019 Equity Incentive Plan, and vested in November 2022. On November 4, 2022, Mr. Wenzel was granted 75,000 Restricted Stock Units under our 2019 Equity Incentive Plan, that vest on June 1, 2023.

Scott Bennett. On August 17, 2021, we entered into an Executive Employment Agreement with Scott Bennett (the “Bennett Agreement”) to serve as our Executive Vice President of Business Operations beginning on October 18, 2021. Under the terms of the Bennett Agreement, Mr. Bennett performs services for us that are customary and usual for a EVP of business operations of a company, in exchange for: (i) a base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire up to 33,334 shares of our common stock at $9.21 per share (110% of fair market value on the date of grant), and repriced effective November 4, 2022, to an exercise price of $2.39 per share which options vest in equal quarterly installments overs a two year period, and (iii) 16,667 Restricted Stock Units under our 2019 Equity Incentive Stock Plan, which vested in November 2022. On November 4, 2022, Mr. Bennett was granted 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, that vest on June 1, 2023. The Bennett Agreement is for a two-year term.

Prior to hiring Mr. Bennett has an executive officer, Mr. Bennett was granted (i) 3,334 Restricted Stock Units pursuant to a prior consulting arrangement with us, and (ii) a stock option to acquire 33,334 shares of our common stock at an exercise price of $10.14 per share under a prior employment agreement with us and repriced effective November 4, 2022, to an exercise price of $2.39 per share. The restricted stock units were issued under our 2019 Equity Plan and vested in November 2023. The stock options were also issued under our 2019 Equity Incentive Plan and vest in equal installments, monthly over a thirty-six (36) month period beginning May 17, 2021.

Michael Watson. On October 18, 2021, we entered into an Executive Employment Agreement with Michael Watson (the “Watson Agreement”) to serve as our Executive Vice President of Sales and Marketing and Revenue Officer. Under the terms of the Watson Agreement, Mr. Watson performs services for us that are customary and usual for a EVP of sales and marketing of a company, in exchange for: (i) a base salary of $200,000 effective January 2024 and is eligible to participate in any executive bonus plans, and (ii)incentive stock options under our 2019 Equity Incentive Plan to acquire up to 83,334 shares of our common stock at $9.21 per share (110% of fair market value on the date of grant), and repriced effective November 4, 2022, to an exercise price of $2.39 per share which options vest in equal quarterly installments overs a two year period. On November 4, 2022, Mr. Watson was granted 75,000 Restricted Stock Units under our 2019 Equity Incentive Plan, that vest on June 1, 2023. The Watson Agreement is for a two-year term.

Director Compensation

The following table sets forth director compensation for 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Gandini	-0-	-0-		-0-		-0-	-0-	-0-	-0-

Kevin Moore(1)	-0-	-0-		-0-		-0-	-0-	-0-	-0-

Ford Fay	-0-	-0-		-0-		-0-	-0-	-0-	-0-

Steven Beabout	-0-	217,000	(2)	-0-		-0-	-0-	-0-	217,000	(2)

James Bardy(3)	-0-	-0-		-0-		-0-	-0-	-0-	-0-

Noreen Butler(4)	-0-	-0-		37,346	(5)	-0-	-0-	-0-	37,346	(5)

Sandy Shoemaker	-0-	32,550	(6)	-0-		-0-	-0-	-0-	32,550	(6)

(1)	Mr. Moore resigned from our Board of Directors in September 2022.
(2)	Includes the value of 100,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of grant.
(3)	Mr. Bardy resigned from our Board of Directors in September 2022.
(4)	Ms. Butler joined our Board of Directors in October 2022.
(5)	Includes the value of 25,000 stock options granted to acquire shares of our common stock under our 2019 Equity Incentive Plan.
(6)	Includes the value of 15,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of grant.

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Gandini(1)	320,707	0	0	$0.7902	November 1, 2029 (1)	0	0	0	0

Jerry Wenzel	33,333	0	33,334	$2.39	January 10, 2027	0	0	75,000	71,250

Scott Bennett	40,279	0	26,389	$2.39	May 17, 2031-October 11, 2032	0	0	50,000	47,500

Michael Watson	52,084	0	31,250	$2.39	October 11, 2031-October 11, 2032	0	0	75,000	71,250

(1)

Under the terms of Mr. Gandini’s stock option grant, the options expire ten (10) years from the date of vesting. Mr. Gandini had 66,813 options vest on November 1, 2019. As a result, those initial options expire on November 1, 2029.

Aggregated Option Exercises

No options were exercised during the year ended December 31, 2022 by our named executive officers.

Long-Term Incentive Plan

Currently, our Company does not have a formal long-term incentive plan in favor of any director, officer, consultant or employee of our Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth, as of March 14, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)
Common Stock	David Gandini (3)	CEO, Secretary and Director	799,598	(4)	4.5%

Common Stock	JerryWenzel(3)	CFO	101,962	(5)	< 1%

Common Stock	Scott Bennett(3)	EVP Sales & Marketing	96,649	(6)	< 1%

Common Stock	Michael Watson(3)	EVP/Revenue Officer	105,019	(7)	< 1%

Common Stock	Ford Fay (3)	Director	38,224	(8)	< 1%

Common Stock	Steven Beabout (3)	Director	582,806	(9)	3.4%

Common Stock	Noreen Butler (3)	Director	6,250	(10)	< 1%

Common Stock	Sandy Shoemaker (3)	Director	54,045	(11)	< 1%

Common Stock	Gary Graham 6400 S. Fiddlers Green Circle, Suite 525 Greenwood Village, CO 80111	5% Holder	2,711,923	(12)	15.1%

Common Stock	Michael A. Lanphere 400 N. Tustin Ave., Suite 225 Santa Ana, CA 92705	5% Holder	966,742		5.6%

Common Stock	Empery Debt Opportunity c/o Empery Asset Management, LP, 1 Rockefeller Plaza, Suite 1205 New York, NY 10020	5% Holder	1,451,240	(14)	7.8%

Common Stock	Armistice Capital Master Fund Ltd. c/o Armistice Capital 510 Madison Ave, 7th Floor New York, NY 10022	5% Holder	7,660,134	(13)	50.9%

	All Officers and Directors as a Group (8 persons)		1,784,553	(15)	9.7%

(1)

Unless otherwise indicated, based on 17,209,570 shares of Common Stock issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111.

(3)	Indicates one of our officers or directors.

(4)

Includes vested stock options to acquire 335,705 shares of our Common Stock at an exercise price of $0.7902 per share. Includes 1,000,000 shares of Series B Preferred Stock, which converts into 333,334 shares of our common stock and vote on an as converted basis. Includes warrants to acquire 47,060 shares of our Common Stock at an exercise price of $2.125 per share.

(5)

In connection with Mr. Wenzel’s hiring as our Chief Financial Officer, he was granted incentive stock options to acquire 66,667 shares of our common stock and 16,667 Restricted Stock Units under the 2019 Equity Incentive Plan. Includes vested stock options to acquire 33,334 shares of our Common Stock at an exercise price of $2.39 per share. Includes warrants to acquire 23,530 shares of our Common Stock at an exercise price of $2.125 per share. Does not include 75,000 restricted stock units owned by Mr. Wenzel since those restricted stock units have not vested.

(6)

Includes shares of our common stock underlying (i) a $50,000 convertible debenture, convertible at $9.00 per share (6,279 shares) and (ii) 2,778 shares underlying a warrant exercisable at $9.00 per share. Includes vested stock options to acquire 41,203 shares of our common stock at exercise prices $2.39 per share. Does not include 50,000 restricted stock units owned by Mr. Bennett since those restricted stock units have not vested.

(7)

Includes vested stock options to acquire 52,084 shares of our Common Stock at an exercise price of $9.24 per share. Includes warrants to acquire 35,290 shares of our Common Stock at an exercise price of $2.125 per share. Does not include 75,000 restricted stock units owned by Mr. Watson since those restricted stock units have not vested.

(8)

Includes vested stock options to acquire 29,167 shares of our common stock at exercise prices from $0.7902 of $2.32 per share. Also includes: (i) 6,279 shares of our common stock underlying a $50,000 principal amount convertible promissory note, convertible into shares of our common stock at $9.00 per share, and (ii) 2,778 shares of our common stock underlying a warrant, exercisable at $9.00 per share.

(9)

Includes 75,545 held in the name of C&S Trust, a trust controlled by Kathren Beabout, who is Mr. Beabout’s spouse. Mr. Beabout’s children are the beneficiaries of C&S Trust. Mr. Beabout also has interests in IDTEC, LLC and SOBR Safe, LLC, both of which own shares of our common stock. Mr. Beabout does not have a controlling interest in either entity so the stock owned by those entities is not reflected in his ownership. Includes vested stock options to acquire 6,250 shares of our common stock at exercise prices at $2.32 per share. Includes warrants to acquire 117,600 shares of our Common Stock at an exercise price of $2.125 per share. Does not include 100,000 restricted stock units owned by Mr. Beabout since those restricted stock units have not vested.

(10)	Includes vested stock options to acquire 6,250 shares of our Common Stock at an exercise price of $3.06 per share, which have a 3-year term.
(11)

Includes vested stock options to acquire 16,667 shares of our Common Stock at an exercise price of $2.17 per share, which have a 10-year term. Includes warrants to acquire 23,530 shares of our Common Stock at an exercise price of $2.125 per share.

(12)

Includes shares owned in the name of IDTEC, LLC and SOBR Safe, LLC, both of which are controlled by a limited liability company that is controlled by Mr. Graham. IDTEC, LLC and SOBR Safe, LLC. Includes 2,000,000 shares of Series B Preferred Stock owned by IDTEC, LLC, which converts into 666,667 shares of our common stock and vote on an as converted basis. Includes warrants to acquire 47,868 shares of our Common Stock at an exercise price of $2.125 per share.

(13)

Includes warrants purchased in the May 2022 Uplist Financing to acquire 2,023,400 shares of our Common Stock at an exercise price of $2.125 per share, warrants purchased in the PIPE Offering to acquire 3,378,378 shares of our Common Stock at an exercise price of $1.350 per share, and warrants acquired and subject to Adjustment terms (as defined in the respective Warrants) of the March 2022 Armistice Warrant and the September Armistice Warrant to acquire 2,258,356 shares of our Common Stock at an exercise price of $1.350 per share; however the number of shares for this Beneficial Owner gives effect to the beneficial ownership limitations where the beneficial owner may not exercise these warrants and prefunded warrants to the extent such exercise would cause the beneficial owner to beneficially own a number of shares of Common Stock which would exceed 4.99%, or 9.99%, as applicable, of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the warrant which have not been exercised.

(14)	Includes common share equivalents for convertible debt purchased in March 2023 of 1,160,992 and warrants of 290,248.

(15)

Includes an aggregate of 522,743 vested options to purchase our Common Stock, 18,114 shares of our Common Stock underlying an aggregate of $100,000 principal amount convertible debentures, that are owned by our officers and directors, 247,010 shares underlying warrants held by our officers and directors, and 315,000 shares of our Series B Preferred Stock owned by our officers and directors, which amount is also added to our outstanding Common Stock for the percentage calculation.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. We are not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common and convertible preferred stock issued or outstanding. We do not have an investment advisor.

There are no current arrangements which will result in a change in control.

Equity Compensation Plan Information

On October 24, 2019, our 2019 Equity Incentive Plan went effective. The plan was approved by our Board of Directors and the holders of a majority of our voting stock on September 9, 2019. The plan’s number of authorized shares was originally 1,282,823. On January 7, 2022, the holders of a majority of our voting stock approved an amendment to the Plan that increased the number of shares authorized under the Plan to 1,733,333.

 The following table sets forth information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	1,466,814	$1.69	2,125
Equity compensation plan not approved by security holders	-	-	-
Total	1,466,814	$1.69	2,125

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions, and Director Independence

We have not entered or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last three completed fiscal years.

We do have a written policy concerning the review, approval, or ratification of transactions with related persons.

Currently, four of our directors are considered independent, namely Steven Beabout, Ford Fay, Noreen Butler, and Sandy Shoemaker. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Corporate Governance

As of December 31, 2022, our Board of Directors consisted of David Gandini, Noreen Butler, Ford Fay, Steven Beabout, and Sandy Shoemaker. As of December 31, 2022, four of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Noreen Butler, Ford Fay, Steven Beabout, and Sandy Shoemaker. Our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker, Steve Beabout and Ford Fay. Our Board of Directors has a designated nominating and corporate governance committee consisting of Ford Fay and Steve Beabout.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2022 and December 31, 2021 for professional services rendered by Macias, Gini, & O’Connell, LLP (MGO), independent registered public accounting firm, for the audits for the years ended December 31, 2022 and December 31, 2021, quarterly reviews of our interim consolidated financial statements in 2022 and 2021, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Audit Fees (1)	$128,700	$126,126
Audit Related Fees (2)	90,150	-
Tax Fees (3)	750	-
All Other Fees (4)	-	-
Total	$219,600	$126,126

(1)

Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit related fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. Included in audit related fees are fees and expenses related to reviews of registration statements and SEC filings other than annual reports on Form 10-K and quarterly reports on Form 10-Q.

(3)	Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee and were pre-approved by the full Board prior to the formation of the Audit Committee in April 2022, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit-related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Audit Committee and Board meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

Auditor Independence

The Audit Committee has considered the role of MGO in providing services to us for the year ended December 31, 2022, and has concluded that such services are acceptable with such firm’s independence.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

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

4.1 (17)	Form of Representative’s Warrant between SOBR Safe, Inc. and Aegis Capital Corp.

4.2 (17)	Warrant Agency Agreement between SOBR Safe, Inc. and Equiniti Trust Company dated May 17, 2022

4.3 (17)	Form of Unit Warrant, issued May 18, 2022

10.1 (4)	Asset Purchase Agreement dated May 6, 2019 between IDTEC, LLC and TransBiotec, Inc.

10.2 (5)	Common Stock Purchase Agreement with Charles Bennington dated August 23, 2019

10.3 (5)	Share Exchange Agreement with Michael Lanphere dated August 23, 2019

10.4 (5)	Share Exchange Agreement with Vernon Justus dated August 23, 2019

10.5 (5)	Debt Conversion and Common Stock Purchase Agreement with Michael Lanphere dated August 23, 2019

10.6 (5)	Debt Conversion and Common Stock Purchase Agreement with Devadatt Mishal dated August 23, 2019

10.7 (6)	TransBiotec, Inc. 2019 Equity Incentive Plan

10.8 (6)	Employment Agreement with Kevin Moore dated October 25, 2019

10.9 (8)	Amended Employment Agreement with Kevin Moore dated November 26, 2019

10.10 (6)	Employment Agreement with David Gandini dated October 25, 2019

10.11 (7)	Series A-1 Preferred Stock Purchase Agreement by and between TransBiotec, Inc. and SOBR SAFE, LLC dated December 12, 2019 (with Series A-1 Preferred Stock Certificate of Designation attached)

10.12 (9)	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.13 (10)	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction

10.14 (10)	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.

10.15 (10)	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC

10.16 (11)	Advisory Agreement with Steven Beabout dated October 9, 2020

10.17 (12)	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021

10.18 (12)	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021

10.19 (12)	Securities Purchase Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021

10.20 (12)	Registration Rights Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021

10.21 (13)	“Form of” Secured Convertible Debenture issued by SOBR Safe, Inc. in $2M Regulation D Offering

10.22 (13)	“Form of” Warrant issued by SOBR Safe, Inc. in Regulation D Offering

10.23 (14)	Transition Agreement by and between SOBR Safe, Inc. and Kevin Moore dated October 30, 2021

10.24 (15)	Executive Employment Agreement with Scott Bennett dated August 17, 2021

10.25 (15)	Executive Employment Agreement with Michael Watson dated October 11, 2021

10.26 (16)	Executive Employment Agreement with Gerard Wenzel dated January 1, 2022

10.27 (18)	Form of Share Exchange Agreement with David Gandini and Gary Graham for Series B Preferred Stock

10.28 (21)	Common Stock Purchase Warrant issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd dated March 30, 2022

10.29 (19)	Waiver by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated March 30, 2022

10.30 (20)	Securities Purchase Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated September 28, 2022

10.31 (20)	Registration Rights Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022.

10.32 (20)	Form of Pre-Funded Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022

10.33 (26)	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022

10.34 (22)	Executive Employment Agreement with David Gandini dated January 30th, 2023

10.35 (23)	Purchase Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023

10.36 (23)	Registration Rights Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023

10.37 (23)	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023

10.38 (23)	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023

10.39 (24)	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated March 30, 2022

10.40 (24)	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated September 27, 2021

10.41 (25)	Consulting Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated January 21, 2022

10.42 (25)	Services Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated January 18, 2022

10.43 (25)	Confirming Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated May 16, 2022

10.44 (25)	Confirming Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated May 16, 2022

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 14, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on September 10, 2019.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on December 23, 2019

(8)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on April 17, 2020

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Commission on May 26, 2020

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 11, 2020

(11)	Incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the Commission on June 30, 2021

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 1, 2021

(13)	Incorporated by reference from Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on December 1, 2021

(14)	Incorporated by reference from Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on December 20, 2021.

(15)	Incorporated by reference from Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on January 19, 2022.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 19, 2022.

(17)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 19, 2022.

(18)	Incorporated by reference from our Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on March 17, 2022

(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 1, 2022

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 3, 2022

(21)	Incorporated by reference from our Registration Statement on Form S-1 file with the Commission on September 16, 2022.

(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on February 3, 2023

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on March 13, 2023

(24)	Incorporated by reference from our Form S-1 filed with the Commission on October 14, 2022

(25)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 27, 2022

(26)	Incorporated by reference from our Amendment to Current Report on Form 8-K/A filed with the Commission on October 14, 2022.

(c) Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBR Safe, Inc.

Dated: March 31, 2023	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer, Principal Executive Officer, and Secretary

Dated: March 31, 2023	By:	/s/ Jerry Wenzel
Jerry Wenzel
	Its:	Chief Financial Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023	By:	/s/ Jerry Wenzel
Jerry Wenzel, Chief Financial Officer, Principal Financial Officer

Dated: March 31, 2023	By:	/s/ David Gandini
David Gandini, Chief Executive Officer, Principal Executive Officer, and Director

Dated: March 31, 2023	By:	/s/ Ford Fay
Ford Fay, Director
Chairperson of Corporate Governance & Nominating Committee

Dated: March 31, 2023	By:	/s/ Steven Beabout
Steven Beabout, Director
Chairperson of Compensation Committee

Dated: March 31, 2023	By:	/s/ Noreen Butler
Noreen Butler, Director

Dated: March 31, 2023	By:	/s/ Sandy Shoemaker
Sandy Shoemaker, Director, Chairperson of Audit Committee

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

(PCAOB Number 324)

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOBR Safe, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as SOBR Safe, Inc.’s auditor since 2018.

/s/ Macias Gini & O’Connell LLP

Irvine, CA

March 31, 2023

SOBR SAFE, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	2022		2021

ASSETS

Current assets
Cash	$8,578,997		$882,268
Accounts receivable	30,322		-
Inventory	215,493		39,461
Prepaid expenses	200,905		12,553
Total current assets	9,025,717		934,282

SOBR Safe Intellectual Technology, net of accumulated amortization of $995,782 and $610,318 at December 31, 2022 and December 31, 2021, respectively	2,858,893		3,244,357

Other assets	27,427		30,576

Total Assets	$11,912,037		$4,209,215

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$142,965		$270,150
Accrued expenses	392,282		463,900
Accrued interest payable	469,691		252,110
Related party payables	1,887		82,883
Derivative liability	-		1,040,000
Convertible debenture payable
* Includes unamortized debt discount related to warrants, beneficial conversion feature and embedded conversion feature of none and $1,291,882 at December 31, 2022 and December 31, 2021, respectively	-	*	1,756,899	*
Current portion notes payable - related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $145,548 and none at December 31, 2022 and December 31, 2021, respectively	866,262	*	11,810	*
Current portion notes payable - non-related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $144,878 and none at December 31, 2022 and December 31, 2021, respectively	948,597	*	104,183	*
Total current liabilities	2,821,684		3,981,935

Notes payable -related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $645,547 at December 31, 2022 and December 31, 2021, respectively	-	*	354,453	*
Notes payable -non-related parties-less current portion
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $648,580 at December 31, 2022 and December 31, 2021, respectively	-	*	356,420	*
Total Liabilities	2,821,684		4,692,808
Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 16,300,000 and 19,300,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; no shares issued or outstanding as of December 31, 2022 and December 31, 2021	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and December 31, 2021	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021	-		-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding at December 31, 2022 and none at December 31, 2021	30		-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 16,984,570 and 8,778,555 shares issued and outstanding including shares held in treasury at December 31, 2022 and December 31, 2021, respectively	170		88
Treasury stock, at cost; 12,329 and no shares as of December 31, 2022 and December 31, 2021, respectively	(38,015)		-
Additional paid-in capital	87,509,666		57,041,447
Accumulated deficit	(78,327,845)		(57,471,492)
Total SOBR Safe, Inc. stockholders’ equity (deficit)	9,144,006		(429,957)
Noncontrolling interest	(53,653)		(53,636)

Total Stockholders’ Equity (Deficit)	9,090,353		(483,593)

Total Liabilities and Stockholders’ Equity (Deficit)	$11,912,037		$4,209,215

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,	December 31,
	2022	2021

Revenues	$35,322	$-
Cost of goods sold	19,315	-
Gross profit	16,007	-

Operating expenses:
General and administrative	7,606,218	3,882,706
Stock-based compensation expense	1,426,178	473,748
Research and development	1,397,053	1,198,780
Total operating expenses	10,429,449	5,555,234

Loss from operations	(10,413,442)	(5,555,234)

Other income (expense):
Other income	230,414	-
Gain on debt extinguishment, net	245,105	-
Gain (loss) on fair value adjustment - derivatives	1,040,000	(60,000)
Interest expense	(2,535,519)	(1,420,063)
Amortization of interest – debt discount	(921,488)	(835,081)
Total other expense, net	(1,941,488)	(2,315,144)

Loss before provision for income taxes	(12,354,930)	(7,870,378)

Provision for income taxes	-	-

Net loss	(12,354,930)	(7,870,378)
Net loss attributable to noncontrolling interest	17	106
Net loss attributable to SOBR Safe, Inc.	(12,354,913)	(7,870,272)

Deemed dividends related to underwritten public offering warrants down round provision	(5,005,857)	-

Deemed dividends related to Original Warrants and New Warrant down round provision	(3,495,583)	-

Net loss attributable to common stockholders	$(20,856,353)	$(7,870,272)

Basic and diluted loss per common share	$(1.90)	$(0.91)

Weighted average number of
common shares outstanding	11,003,049	8,658,616

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Treasury Stock
		Amount		Amount			Additional		SOBR		Stockholders'
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	Safe,	Noncontrolling	Equity
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2021	8,640,678	$86	-	$-	-	$-	$52,694,148	$(49,601,220)	$3,093,014	$(53,530)	$3,039,484
Common stock issued to settle dividends - Series A-1 Convertible Preferred stock	14,390	-	-	-	-	-	107,880	-	107,880	-	107,880
Common stock issued for facility lease	5,333	-	-	-	-	-	49,600	-	49,600	-	49,600
Common stock issued to settle common stock subscriptions payable	34,806	1	-	-	-	-	145,804	-	145,805	-	145,805
Common stock issued upon exercise of stock warrants	58,980	1	-	-	-	-	88,469	-	88,470	-	88,470
Common stock issued upon exercise of stock options	24,368	-	-	-	-	-	19,258	-	19,258	-	19,258
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	1,087,318	-	1,087,318	-	1,087,318
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	-	-	1,939,756	-	1,939,756	-	1,939,756
Paid-in capital - beneficial conversion feature	-	-	-	-	-	-	909,214	-	909,214	-	909,214
Net loss	-	-	-	-	-	-	-	(7,870,272)	(7,870,272)	(106)	(7,870,378)
Balances at December 31, 2021	8,778,555	$88	-	$-	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units vested	191,919	2	-	-	-	-	-	-	2	-	2
Common stock issued for convertible debt	7,917	-	-	-	-	-	47,500	-	47,500	-	47,500
Common stock exchanged for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	-	-	(20)	-	-	-	-
Additional common stock issued upon reverse stock split	1,012	-	-	-	-	-	-	-	-	-	-
Common stock and warrants issued in public equity offering, net of issuance costs	2,352,942	24	-	-	-	-	8,694,339	-	8,694,363	-	8,694,363
Common stock and warrants issued in private equity offering, net of issuance costs	1,925,677	19	-	-	-	-	5,121,954	-	5,121,973	-	5,121,973
Common stock issued upon exercise of stock warrants, net of issuance costs	3,775,942	38	-	-	-	-	3,328,105	-	3,328,143	-	3,328,143
Common stock issued upon exercise of stock options	48,106	-	-	-	-	-	38,015	-	38,015	-	38,015
Purchase of treasury stock	-	-	-	-	(12,329)	(38,015)	-	-	(38,015)	-	(38,015)
Common stock issued for services	902,500	9	-	-	-	-	864,491	-	864,500	-	864,500
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	3,008,395	-	3,008,395	-	3,008,395
Paid in capital - relative fair value of stock warrants granted	-	-	-	-	-	-	864,000	-	864,000	-	864,000
Deemed dividends related to underwritten public offering warrants down round provision	-	-	-	-	-	-	5,005,857	(5,005,857)	-	-	-
Deemed dividends related to Original Warrants and New Warrant down round provision	-	-	-	-	-	-	3,495,583	(3,495,583)	-	-	-
Net loss	-	-	-	-	-	-	-	(12,354,913)	(12,354,913)	(17)	(12,354,930)
Balances at December 31, 2022	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353

 The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2022	2021

Operating Activities:
Net loss	$(12,354,930)	$(7,870,378)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	385,464	385,464
Amortization of interest - conversion features	921,488	835,081
Amortization of interest	423,782	1,231,661
Gain on debt extinguishment, net	(245,105)	-
Change in fair value of derivative liability	(1,040,000)	60,000
Stock issued for professional services	864,500	-
Stock warrants expense	950,316	-
Stock options expense	1,582,217	723,262
Stock-based compensation expense	1,426,178	473,748
Changes in assets and liabilities:
Accounts receivable	(30,322)	-
Inventory	(176,032)	(39,461)
Prepaid expenses	86,238	42,585
Other assets	3,148	(21,896)
Accounts payable	(127,185)	168,842
Accrued expenses	1,037,486	150,865
Accrued interest payable	217,581	117,666
Related party payables	(80,996)	54,259

Net cash used in operating activities	(6,156,172)	(3,688,302)

Financing Activities:
Proceeds from public equity offering	10,004,245	-
Cost of public equity offering	(1,309,882)	-
Proceeds from private equity offering	5,997,873	-
Cost of private equity offering	(875,900)	-
Proceeds from exercise of stock warrants, net	3,328,143	88,470
Proceeds from notes payable - related parties	-	1,030,000
Repayments of notes payable - related parties	-	(30,000)
Proceeds from notes payable - non-related parties	-	1,005,000
Repayments of notes payable – non-related parties	(242,797)	-
Proceeds from convertible debenture payable	-	2,500,000
Repayments of convertible debenture payable	(3,048,781)	-
Debt issuance costs	-	(275,000)
Proceeds from exercise of stock options	-	19,258

Net cash provided by financing activities	13,852,901	4,337,728

Net Change In Cash	7,696,729	649,426

Cash At The Beginning Of The Period	882,268	232,842

Cash At The End Of The Period	$8,578,997	$882,268

Schedule Of Non-Cash Investing And Financing Activities:
Deemed dividends related to underwritten public offering warrants down round provision	$5,005,857	$-
Deemed dividends related to Original Warrants and New Warrant down round provision	$3,495,583	$-
Financing of prepaid insurance expenses	$274,589	$-
Non-related party debt converted to common shares	$47,500	$-
Exchange of common shares from exercise of stock options	$38,015	$-
Reclassification of common shares from reverse stock	$155	$-
Reclassification of elective shareholder conversion of common shares to preferred shares	$30	$-
Issuance of common stock for rent	$-	$49,600
Issuance of common stock for prior year accrued dividends	$-	$107,880
Issuance of common stock to settle prior year stock subscriptions payable	$-	$145,805
Intrinsic value-beneficial conversion feature	$-	$909,214
Relative fair value of stock warrants granted	$-	$1,939,756
Convertible debenture payable discount	$-	$823,781
Fair value of embedded conversion feature	$-	$980,000

Supplemental Disclosure:

Cash paid for interest	$30,722	$72,672
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company”, “we”, “us”, and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our company integrates proprietary software with our patented touch-based alcohol detection products, SOBRcheck™ and SOBRsure™, enabling non-invasive alcohol detection, biometric identity verification, and real-time cloud-based alerts and reporting. Currently our principal markets are located in North America.

On April 28, 2022, we effected a 1-for-3 reverse stock split with our planned listing on Nasdaq. All share and per share amounts have been adjusted in these consolidated financial statements to reflect the effect of the reverse stock split.

On May 16, 2022, our common stock began trading on the Nasdaq exchange under the ticker symbol “SOBR.” Prior to this, our common stock was quoted on the “OTCQB” tier of the OTC Markets, also under the ticker symbol “SOBR.”

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of annual financial information.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at December 31, 2022 and December 31, 2021, and results of operations and cash flows for the years ended December 31, 2022 and December 31, 2021.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA, of 98.62%. We have eliminated all intercompany transactions and balances between entities consolidated in these audited financial statements.

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

Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

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

The following table presents assets and liabilities that are measured and recognized on a recurring basis at fair value as of December 31, 2022 and December 31, 2021:

December 31, 2022
	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-

December 31, 2021
	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$1,040,000

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable is derived from sales to a limited number of customers during the year ended December 31, 2022. Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts at December 31, 2022 and December 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventory is comprised primarily of component parts and finished products. The Company evaluates the need for reserves for excess or obsolete inventory determined primarily based upon estimates of future demand for the Company’s products. The Company had no reserves for obsolescence at December 31, 2022 and December 31, 2021.

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

Derivative Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations under other income (expense). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. For stock-based derivative financial instruments, the Company uses a Monte Carlo Simulation model to value the derivative instruments at inception and on subsequent valuation dates.

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

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.38% at December 31, 2022 and December 31, 2021. The Company accounts for these minority, or noncontrolling interests whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the years ended December 31, 2022 and 2021, respectively.

Revenue Recognition

The Company enters contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, detection and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of the Company’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for these respective services and devices.

The Company determines revenue recognition through five steps which include (1) the identification of the contract or contracts with a customer, (2) identification of individual or combined performance obligations contained in the contract, (3) determination of the transaction price detailed within the contract, (4) allocation of the transaction price to the specific performance obligations, and (5) finally, recognition of revenue as the Company’s performance obligations are satisfied according to the terms of the contract.

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

Contracts for Purchase of Hardware Devices Only

Where hardware devices are sold separately by the Company, the entire transaction price is allocated to the device as an individual performance obligation and revenue is recognized at a point in time when either legal title, physical possession or the risks and rewards of ownership have transferred to the customer. Generally, these requirements are satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under SOBR’s standard terms and conditions of the purchase.

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

Stock-based Compensation

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Research and Development

Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its SOBR products.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $169,010 and $104,738 during the years ended December 31, 2022 and December 31, 2021, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has a deferred tax asset of approximately $7,283,000 and $4,129,000 that is offset by a 100% valuation allowance at December 31, 2022 and December 31, 2021, respectively. Therefore, the Company has not recorded any deferred tax assets or liabilities at December 31, 2022 and December 31, 2021.

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

Concentration of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash. The Company maintains its cash at two domestic financial institutions. The Company is exposed to credit risk in the event of a default by the financial institutions to the extent that cash balances are in excess of the amount insured by the Federal Deposit Insurance Corporation of up to $250,000 per institution. The Company places its cash with high-credit quality financial institutions and are managed within established guidelines to mitigate risk. To date, the Company has not experienced any loss on its cash.

Concentration of Customers – The Company has conducted limited sales during the year ended December 31, 2022 to six customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers upon the completion of sales agreements.

Concentration of Suppliers – The Company relies on a limited number of component and contract suppliers to assemble its product. If supplier shortages occur, or quality problems arise, production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Impact of COVID-19 – In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. In March 2020, the World Health Organization declared the outbreak as a pandemic. The extent to which the coronavirus impacts our operations will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally and emergence of new strains could adversely impact our operations, including our manufacturing, logistics and supply chain. Our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions resulting from the rapid spread of contagious illnesses may have a material adverse effect on our business and results of operations.

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

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future.

As of December 31, 2022, the Company has an accumulated deficit of approximately $78,300,000. During the year ended December 31, 2022, the Company also experienced negative cash flows from operating activities of approximately $6,100,000 and has $2,005,000 of convertible notes payable due in various amounts between March and May 2023. It appears these principal conditions or events, considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Underwritten Public Offering

On May 18, 2022, we received approximately $8,700,000 of net proceeds from the sale of an Underwritten Public Offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants (the “Common Warrants”) each to purchase one share of Common Stock.

On May 19, 2022, the principal balance of the Armistice Capital Master Fund, Ltd 18% Original Issue Discount Convertible Debenture in default at March 31, 2022 of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the loan agreement (see Note 8).

On September 28, 2022, as a result of the PIPE Offering, the Common Warrants exercise price was adjusted to $2.125 per share. During the year ended December 31, 2022, 1,647,564 common warrants were exercised from which the Company received approximately $3,328,000 of proceeds net of issuance costs.

Private Investment in Public Equity Offering (“PIPE Offering”)

On September 28, 2022, the Company entered into a PIPE Offering pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with institutional investors. On September 30, 2022, the Company received approximately $5,120,000 of net proceeds from the PIPE Offering.

Senior Convertible Debt Offering (“Debt Offering”)

On March 9, 2023, the Company received approximately $2,500,000 of net proceeds from a Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. (see Note 16).

The Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,000 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price of $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount. The Warrants are exercisable at any time through March 9, 2028, into shares of our common stock at an exercise price of $2.52 per share.

The Company is obligated for convertible notes issued in 2021 plus interest at 12% per annum. Total principal balances of the convertible notes at December 31, 2022 are $2,005,000 and are due $1,100,000, $155,000 and $750,000 in March 2023, April 2023 and May 2023, respectively. As of March 3, 2023, the Company paid $600,000 of the notes that matured as of that date. On March 31, 2023, the Company will pay $500,000 of the notes due on that date. On March 13, 2023, the Company provided a 30-day notice to the note holders with amounts due on April 16, 2023 and May 31, 2023, that it will prepay the principal and all accrued interest due on April 12, 2023. The March 2023 Debt Offering requires that the $2,005,000 of the convertible notes payable due in March, April and May 2023 be paid by April 24, 2023.

Management believes that the net offering proceeds, including warrants exercised, of approximately $19,646,000 from the Underwritten Public Offering and PIPE Offering in 2022 and the Debt Offering in March 2023, after the 2023 payments required for the convertible notes payable and accrued interest of approximately $2,439,000, provide adequate working capital for operating activities for the next twelve months after the date the financial statements are issued.  As such, substantial doubt about the entity’s ability to continue as a going concern was alleviated.

NOTE 3. INVENTORY

Inventory at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Component parts	$68,643	$-
Finished goods	146,850	39,461
Inventory	$215,493	$39,461

NOTE 4. PREPAID EXPENSES

Prepaid expenses at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Insurance	$150,344	$4,286
Deposit	15,736	-
Rent	-	8,267
Other	34,825	-
Prepaid expenses	$200,905	$12,553

On February 26, 2021, the Company entered into a lease agreement for its office facility for a 12-month term beginning March 1, 2021. In addition to monthly base rent of $6,000, the agreement required the issuance of 5,333 shares of its common stock valued at $49,600, which was amortized over the lease term.

On May 25, 2022, the Company purchased Directors & Officers insurance prepaying annual premiums of $349,455 through a nine-month financing arrangement (see Note 9). The Company recorded $221,357 of insurance expense related to the prepaid Directors & Officers insurance during the year ended December 31, 2022.

During October 2022, the Company entered into a 12-month agreement for investor relations services in exchange for the issuance of 27,500 common shares and 60,000 warrants at $2.56 per share with a fair value on the date of issuance of $39,453, which will be recognized over the period of service.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2022:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$995,782	$2,858,893	10

Intangible assets consisted of the following at December 31, 2021:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBR Safe
Intellectual Technology	$3,854,675	$610,318	$3,244,357	10

Amortization expense was $385,464 for the years ended December 31, 2022 and 2021.

Estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$385,464	$385,464	$385,464	$385,464	$385,464	$931,573

NOTE 6. RELATED PARTY TRANSACTIONS

On February 12, 2021, the Company entered into a note payable agreement with David Gandini, an officer and shareholder, under which Mr. Gandini advanced the Company $30,000 for working capital purposes. The unsecured note carried interest at 0% and was paid in April 2021.

On March 30, 2021, the Company received notification from IDTEC that it was exercising a portion of the 106,667 warrants issued resulting from the Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement. The warrant exercise price is $1.50 per share. With the proceeds of the exercise, we paid $88,469 during the year ended December 31, 2021 to settle an outstanding judgement against the Company which was considered as a non-permitted liability under the Post-Closing Covenant Agreement. We issued 58,980 shares of our common stock for the $88,470 we received from IDTEC to pay the settlement.

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

On May 31, 2021, the Company issued convertible notes payable (see Note 9) totaling $400,000 to existing shareholders holding a direct or indirect interest in the Company and $50,000 to a Company's officer. The principal amount of the secured convertible debentures are convertible at $9 per share, and include warrants to purchase in total 75,000 shares of the Company’s common stock at $9 per share.

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

On July 25, 2022, the Company entered into a Consulting Agreement with a beneficial owner of the Company. The Consulting Agreement commenced on the effective date and continued through March 1, 2023. The Company issued 75,000 shares of the Company’s Common Stock to the Consultant for the professional services at a fair value of $70,500 (see Note 11).

 NOTE 7. ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Registration rights and default damages and penalties (see Note 8)	$-	$189,663
Consulting services	197,897	163,647
Other	194,385	110,590
Accrued expenses	$392,282	$463,900

NOTE 8. CONVERTIBLE DEBENTURE PAYABLE

Convertible debenture payable at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021

Convertible Debenture Payable with Detached Free-standing Warrant	$-	$3,048,781
Unamortized Debt Discount	-	(1,291,882)
Net Convertible Debenture Payable	$-	$1,756,899

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Original Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Original Warrants to purchase up to 406,504 shares of the Company’s common stock. The Debenture is convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $7.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture due date was March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture. The Original Warrant was exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $6 per share, unless an event of default occurs, at which time the exercise price will adjust to $3 per share. The Original Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Original Warrant at any time beginning six months from the Closing Date.  The RRA required the Company to register for resale and maintain effectiveness of such Registration Statement for all the registrable securities under the terms of the Debenture and Original Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, the Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. Although the Company completed the Registration Statement filings required, it did not meet the filing date requirements.  The filing date requirements were cured in February 2022.  Total unpaid RRA damages and estimated related costs of none and approximately $189,700, are included in accrued expenses at December 31, 2022 and December 31, 2021, respectively (see Note 7).  Total RRA damages and estimated related costs of approximately $5,000 and $190,000 for the years ended December 31, 2022 and December 31, 2021, respectively are included in general and administrative expenses in the consolidated statement of operations. The Company recorded interest expense of $5,443 and none for the years ended December 31, 2022 and December 31 2021, respectively.

The Debenture matured on March 27, 2022 and the Company did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the Purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). Default penalties at the Purchaser’s election are due and payable at the Mandatory Default Amount defined as the sum of (a) the greater of (i) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of this Debenture, plus 100% of accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture, As the default had not been cured through the Waiver date, mandatory default penalties of approximately $915,000 are included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2022.

In exchange for the Waiver of the default penalties the Company agreed to: (i) amend that certain Common Stock Warrant (the “Original Warrant”) issued by the Company to the Purchaser dated September 27, 2021 to extend the Termination Date (as defined in the Original Warrant) from September 28, 2026 to September 28, 2028; and (ii) issue the Purchaser a second Common Stock Purchase Warrant (the “New Warrant”) entitling the Purchaser to subscribe for and purchase up to an additional 101,626 shares of our common stock, expiring March 29, 2029, with all other terms of the New Warrant the same as the Original Warrant. The Company also agreed, within thirty (30) days of the date of the Waiver, to file a Registration Statement on Form S-1 (or, if such form is unavailable for such a registration, on such other form as is available for such registration), covering the resale of all of the shares underlying the New Warrant.  As a result of the default event, Debenture’s automatic conversion features upon the occurrence of a Qualified Offering no longer apply and interest accrues at 18% per annum on the principal amount.

The Company evaluated the Debenture for embedded derivatives and beneficial conversion features and determined that its embedded conversion feature carried a debt discount. The total conversion feature debt discount of $980,000 is amortized over the life of the convertible debenture under the interest method. The debt discount amortization expense recorded as amortization of interest in the consolidated statements of operations was $465,635 and $514,365 for the years ended December 31, 2022 and December 31, 2021, respectively.

On September 28, 2022, the Company entered into a PIPE Offering pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) where the Company agreed to issue Non-Prefunded and Prefunded PIPE Units consisting of one share of common stock and one non-tradeable warrant exercisable for one common share at a price of $1.35 per warrant. Pursuant to agreements related to the issuance of Original Warrants and New Warrants, both warrants contain an adjustment provision (the “Adjustment”)  whereby upon a Dilutive Issuance (as defined in the Original Warrant and the New Warrant), the holder of such warrants shall be entitled to receive shares of common stock at an effective price per share that is less than the Exercise Price (as defined in the warrants), and such issuance shall be deemed to have occurred for less than the Exercise Price on such date of the Dilutive Issuance at such effective price. Entering into the PIPE Offering initiated the Adjustment and an aggregate 1,750,225 warrants were issued (the “Armistice Warrants”) consisting of (i) 1,400,180 warrants pursuant to the Adjustment terms under the Original Warrant, and (ii) 350,045 warrants pursuant to the Adjustment terms of New Warrants.

As of December 31, 2022 and December 31, 2021, the SPA warrants outstanding are 2,258,355 and 406,504, respectively. The relative fair market value of the related stock warrants granted during the years ended December 31, 2022 and December 31, 2021 was $4,359,583 and $847,048, respectively. The unamortized discount at December 31, 2022 and December 31, 2021 was none and $402,465, respectively. Stock warrants amortization expense recorded as interest expense was $402,465 and $444,583 for the years ended December 31, 2022 and December 31, 2021, respectively.

The Company incurred $548,781 of Original Issue Discount and $275,000 of debt issuance costs related to the Debenture which is being amortized to interest expense over the term of the debt using the effective interest method. Interest expense related to the Original Issue Discount and debt issuance costs was $423,782 and $399,999 for the years ended December 31, 2022 and December 31, 2021, respectively. The unamortized discount and issuance costs at December 31, 2022 and December 31, 2021 was none and $423,782, respectively.

On May 19, 2022, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. Where the Company was not required to pay the penalty, damages and interest provision of the agreement, a gain on extinguishment of debt of $1,109,105 was recorded during the year ended December 31, 2022.

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Convertible Notes Payable with Warrants	$1,000,000	$1,000,000
Conventional Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	(145,548)	(645,547)
Net Related Party Notes Payable	$866,262	$366,263
Current Portion	(866,262)	(11,810)
Net Long-Term Portion	$-	$354,453

Total interest expense for related party notes was $120,000 and $85,397 for the years ended December 31, 2022 and 2021, respectively.

Related Party Convertible Notes Payable with Warrants

The Company has thirteen convertible notes payable to related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9 per share, that have a total principal balance of $1,000,000 as of December 31, 2022 and 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.

The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock. Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq. The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable.

The debt discount amortization expense recorded as amortization of interest – debt discount in the consolidated statements of operations was $224,500 and $157,657 for the years ended December 31, 2022 and December 31, 2021, respectively. The unamortized beneficial conversion feature at December 31, 2022 and December 31, 2021 was $66,843 and $291,343, respectively.

As of December 31, 2022 and 2021, these notes carry outstanding warrants of 166,667. The relative fair market value of the related stock warrants granted during the years ended December 31, 2022 and 2021 was none and $551,001, respectively. Stock warrants amortization expense recorded as interest expense was $275,500 and $196,796 for the years ended December 31, 2022 and December 31, 2021, respectively. The unamortized discount at December 31, 2022 and December 31, 2021 was $78,705 and $354,204, respectively.

Related Party Note Payable

The Company has one non-convertible note payable that has a principal balance of $11,810 as of December 31, 2022 and 2021. The note carries an interest rate at 0%. The note payable had a due date of December 31, 2012 and is currently in default.

NON- RELATED PARTIES

Non-related party notes payable at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Convertible Notes Payable with Warrants	$1,005,000	$1,005,000
Convertible Notes Payable	9,183	56,683
Non-Convertible Notes Payable	17,500	47,500
Premium Financing Note Payable	61,792	-
Unamortized Debt Discount	(144,878)	(648,580)
Net Non-Related Party Notes Payable	$948,597	$460,603
Current Portion	(948,597)	(104,183)
Net Long-Term Portion	$-	$356,420

Total interest expense for non-related party notes was $134,628 and $98,647 for the years ended December 31, 2022 and 2021, respectively.

Convertible Notes Payable with Warrants

The Company has sixteen convertible notes payable to non-related parties, each with detached free-standing warrants to purchase the Company’s common stock at $9 per share, that have a total principal balance of $1,005,000 as of December 31, 2022 and 2021. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance with maturity dates in March, April, and May 2023. The note holders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date. The notes contain both voluntary and automatic conversion features. The notes may be convertible at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock. Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on Nasdaq. The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable.

The debt discount recorded as amortization of interest – beneficial conversion feature in the consolidated statements of operations was $231,353 and $163,059 for the years ended December 31, 2022 and December 31, 2021, respectively. The unamortized beneficial conversion feature was $65,803 and $297,156 at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and 2021, these notes carry outstanding warrants of 167,500. The relative fair market value of the related stock warrants granted during the year ended December 31, 2022 and December 31, 2021 was none and $541,707, respectively. Stock warrants amortization expense recorded as interest expense was $272,350 and $190,283 for the years ended December 31, 2022 and December 31, 2021, respectively. The unamortized discount at December 31, 2022 and December 31, 2021 was $79,074 and $351,424, respectively.

Convertible Notes Payable

The Company has two convertible notes payable that have a principal balance of $9,183 at December 31, 2022 and three convertible notes payable that have a principal balance of $56,683 at December 31, 2021. These notes carry interest rates ranging from 5% - 12% and have due dates ranging from February 2013 to March 2022. The two notes with a principal balance of $9,183 are currently in default. The notes carry conversion prices ranging from $6.00- $32.2857 per share. On March 3, 2022 the Company authorized the issuance of 7,917 shares of common stock under the terms of a $47,500 convertible note payable. The Company evaluated these convertible notes payable for embedded derivatives and beneficial conversion features. The Company determined that there were beneficial conversion features to record. The conversion features were fully amortized prior to 2021.

Non-Convertible Notes Payable

The Company has two notes payable that have a principal balance of $17,500 at December 31, 2022, and four notes payable that have a principal balance of $47,500 at December 31, 2021. These notes carry interest rates ranging from 5% - 10% and have due dates ranging from December 2013 to June 2022. The two notes with a principal balance of $17,500 are currently in default.

Premium Financing Note Payable

On May 25, 2022, the Company entered into a financing agreement for payment of annual Directors & Officers insurance premiums for coverage from May 2022 through May 2023 totaling $349,455. The financing agreement required an initial down payment of $74,866 with the remaining amount of $274,559 financed for a nine-month period at an annual interest rate of 4.37% with monthly payments of $31,068 beginning in June 2022 through February 2023. The financing liability balance at December 31, 2022 was $61,792.

NOTE 10. DERIVATIVE LIABILITY

In September 2021, the Company completed a financing transition and received $2,500,000 from the Purchaser and in exchange issued an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781. The debenture includes voluntary and automatic conversion features at a variable conversion prices convertible into the Company’s common shares at an undetermined future date. The Company analyzed the conversion features of the debenture agreement for derivative accounting and determined the embedded conversion features should be classified as a derivative because the exercise price of the convertible note is subject to a variable conversion rate and should therefore be accounted for at fair value. The Company bifurcated the conversion feature of the debenture and recorded a derivative liability.

The embedded derivative for the debenture is carried on the Company’s balance sheet at fair value. The derivative liability is marked to market each measurement period and any unrealized change in fair value is recorded as a component of the consolidated statement of operations and the associated fair value carrying amount on the balance sheet was adjusted by the change. The fair value the embedded derivative was estimated using a Monte Carlo simulation model based on the following assumptions: (1) expected volatility of 120%, (2) risk-free interest rate of 0.05%, and (3) expected life from 4 to 6 months. On September 28, 2021, the Closing Date of the transaction, the fair value of the embedded derivative was $980,000 and is amortized to interest expense over the term of the Debenture.

Upon completing a cash payment of the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion feature associated with the derivative liability no longer existed. Utilizing level 3 inputs, the Company recorded a fair market value net gain of $1,040,000 for the year ended December 31, 2022. The fair value of the embedded derivative recorded on the balance sheet as a liability was none at December 31, 2022.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2020	$-
Fair value of derivatives issued	980,000
Fair value adjustments	60,000
Balance at December 31, 2021	$1,040,000

Balance at December 31, 2021	$1,040,000
Fair value of derivatives issued	-
Fair value adjustments	(1,040,000)
Balance at December 31, 2022	$-

NOTE 11. COMMON STOCK

The Company’s common stock transactions for the year ended December 31, 2022 consisted of the following:

The Company issued 191,919 shares of its common stock for 175,252 RSUs vested during 2022 and 16,667 RSUs vested during 2021.

The Company issued 7,917 shares of common stock upon conversion of a $47,500 convertible note payable.

On March 1, 2022, the Company exchanged 1,000,000 shares of common stock for 3,000,000 shares of Series B convertible preferred stock (see Note 12).

The Company issued 1,012 shares of common stock in connection with the rounding provision of the 1-for-3 reverse stock split effective on April 28, 2022.

On May 18, 2022, the Company issued 2,352,942 shares of common stock in connection with a completed underwritten public offering. The Company received approximately $8,700,000 of net proceeds from the sale of an underwritten public offering of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, par value $0.00001, and two warrants each to purchase one share of Common Stock.

On September 30, 2022, the Company issued 1,925,677 shares of common stock in connection with a completed PIPE Offering. The Company received approximately $5,120,000 of net proceeds from the sale of 4,054,055 PIPE units at an offering price of $1.48 per PIPE unit. In connection with the PIPE Offering, the Company issued 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units at a purchase price of $1.48 per unit priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001. Each Non-Prefunded Unit consists of one share of common stock and one non-tradable Non-Prefunded Warrant exercisable for one share of common stock, at a price of $1.35, subject to adjustments pursuant to the non-prefunded warrant agreement (“Non-Prefunded Warrant Agreement”). Each Prefunded Unit consists of one share of a Non-Prefunded Warrant and one non-tradable Prefunded Warrant exercisable for one share of common stock, at a price of $1.35 less the Prefunded Warrant exercise price of $0.001, subject to adjustments pursuant to the prefunded warrant agreement (“Prefunded Warrant Agreement”).

The Company issued 1,647,564 shares of its common stock under the terms of the May 2022 underwritten public offering at the stock warrant exercise price of $2.125 per share.

The Company issued 2,128,378 shares of its common stock under the terms of the September 2022 PIPE offering at the Prefunded stock warrant exercise price of $0.001 per share.

The Company issued 48,106 shares of its common stock at the stock options exercise price of $0.79026 per share. Proceeds from the options exercised included 12,329 shares of the Company’s previously issued common stock surrendered by the option holders and classified as Treasury Stock at December 31, 2022.

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

The Company issued 75,000 shares of its common stock to a beneficial owner of the Company for the professional services (see Note 6). The common shares were issued at $0.94 per share with a fair value on the date of issuance of $70,500.

The Company issued 27,500 shares of its common stock to a consultant as prepayment for investor relation services. The common shares were issued at $2.73 per share with a fair value on the date of issuance of $75,000.

The Company’s common stock transactions for the year ended December 31, 2021 consisted of the following:

The Company issued 14,390 shares of its common stock to SOBR Safe, LLC, an entity controlled by a beneficial owner of the Company, in full satisfaction of $107,880 of accrued dividends resulting from the December 2020 conversion of the Series A-1 Convertible Preferred Stock into common shares.

The Company issued 5,334 shares of its common stock valued at $49,600 to its landlord under the terms of a lease agreement expiring in February 2022. The amount has been recorded as prepaid expense and amortized monthly over the lease term as general and administrative expense in the consolidated statement of operations.

The Company issued 34,806 shares of its common stock valued at $145,805 previously recorded in stock subscriptions payable for contracted consulting services.

The Company issued 58,980 shares of its common stock to IDTEC at the stock warrant exercise price of $1.50 per share.

The Company issued 24,368 shares of its common stock at the stock options exercise price of $0.79026 per share.

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

On December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $3 per share (not to be affected by any reverse stock split in connection with the Asset Purchase Agreement with IDTEC), (d) redemption rights such that we have the right, upon 30 days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis.

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company. The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The convertible preferred stock is classified as a permanent equity instrument. The exchange of common stock for the convertible preferred stock results in no value transfer from the common shareholders to the preferred shareholders and vice versa should the preferred stock be converted back to common. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock at an amount per share equal to the original issue price of the Series B Convertible Preferred Stock plus all accrued but unpaid dividends on the Series B Convertible Preferred Stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder , into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

NOTE 13. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company accounts for share-based compensation stock options and restricted stock units, and non-employee stock warrants whereby costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing either the Black-Scholes pricing model or the Monte Carlo simulation option pricing model for stock options and warrants, and the closing price of our common stock on the grant date for restricted stock units. Unless otherwise provided for, the Company covers equity instrument exercises by issuing new shares.

Stock Warrants

During March, April and May 2021, the Company issued convertible notes payable with warrants (see Note 9) to purchase up to 334,167 shares of our common stock at an exercise price of $9 per share. The warrants expire two years after the date of issuance.

On September 28, 2021 and March 30, 2022 the Company issued Original Warrants and New Warrants (see Note 8) to purchase up to 406,504 and 101,626, respectively, shares of our common stock at an exercise price of $6 per share. On September 28, 2022, as a result of the PIPE Offering, the Original Warrants and New Warrants exercise price was adjusted to $1.35 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common shareholders. The Original Warrants and New Warrants expire seven years after the date of issuance and were valued using the Monte Carlo simulation option pricing model at approximately $847,000 and $864,000, respectively.

On May 18, 2022, the Company issued through an underwritten public offering 4,705,884 Offering Warrants, 424,116 Underwriter Warrants, and 141,177 Representative Warrants to purchase common stock of the Company at exercise prices of $4.25, $4.25 and $5.3125 per share, respectively. The warrants expire five years from the date of issuance and were valued using the Monte Carlo simulation option pricing model at approximately $5,700,000.  On September 28, 2022, as a result of the PIPE Offering, the Offering and Underwriter Warrants exercise price was adjusted to $2.125 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common shareholders. As of December 31, 2022, 3,482,436 warrants remain outstanding.

On August 3, 2022, the Company issued 10,000 warrants, in exchange for professional services rendered, to purchase common stock of the Company at an exercise price of $4.25 per warrant. The warrants expire three years from the date of issuance and were valued at approximately $6,000 using the Black-Scholes option pricing model.

On September 28, 2022, the Company entered into a private investment in public equity offering (the “PIPE Offering”) pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) where the Company agreed to issue Non-Prefunded and Prefunded PIPE Units consisting of one share of common stock and one non-tradeable warrant exercisable for one common share at a price of $1.35 per warrant. Pursuant to agreements related to the issuance of Original Warrants and New Warrants, both warrants contain an adjustment provision (the “Adjustment”)  whereby upon a Dilutive Issuance (as defined in the Original Warrant and the New Warrant), the holder of such warrants shall be entitled to receive shares of common stock at an effective price per share that is less than the Exercise Price (as defined in the warrants), and such issuance shall be deemed to have occurred for less than the Exercise Price on such date of the Dilutive Issuance at such effective price. Entering the PIPE Offering initiated the Adjustment and an aggregate 1,750,225 warrants were issued (the “Armistice Warrants”) consisting of (i) 1,400,180 warrants pursuant to the Adjustment terms under the Original Warrant, and (ii) 350,045 warrants pursuant to the Adjustment terms of New Warrants. The additional issuance of the Original Warrants and New Warrants expire seven years from the date of original issuance on September 28, 2021, and March 30, 2022, respectively. The difference with respect to the adjusted additional warrants is treated as a deemed dividend and a reduction in net income available to common shareholders. The additional Original Warrants and New Warrants were valued at approximately $3,495,000 using the Monte Carlo simulation option pricing model.

As of December 31, 2022, there were a total of 2,258,355 Original Warrants and New Warrants outstanding.

On September 30, 2022, the Company issued through the PIPE Offering 4,054,055 warrants (the “PIPE Warrants”) to purchase common stock of the Company at an exercise price of $1.35 per warrant. The PIPE Warrants expire seven years from the date of issuance. The PIPE Warrants were valued at approximately $9,300,000 using the Monte Carlo simulation option pricing model.

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

On October 12, 2022, the Company issued 60,000 warrants, in exchange for professional services, to purchase common stock of the Company at an exercise price of $2.56 per warrant. The warrants expire one year from the date of issuance and were valued at approximately $39,453 using the Black-Scholes option pricing model.

The total outstanding balance of all Company stock warrants is 10,387,877 and 836,464 at December 31, 2022 and December 31 2021, respectively. There were 13,375,461 detached free-standing stock warrants granted during the year ended December 31, 2022, and 740,671 detached free-standing stock warrants granted during the year ended December 31, 2021. The fair value of these non-employee stock warrants granted during the years ended December 31, 2022 and 2021 totaled $27,540,584 and $1,939,756, respectively, and were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	December 31, 2022	December 31, 2021
Exercise Price	$1.35-$6.00	$9.00-$6.00
Dividend Yield	0%	0%
Volatility	110%-160%	120%-158%
Risk-free Interest Rate	2.45%-4.62%	0.14%–0.98%
Life of Warrants	1-7 Years	2-5 Years

The following table summarizes the changes in the Company’s outstanding warrants during the years ended December 31, 2022 and 2021:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life(1)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 -9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	13,375,461	$1.35 – 5.3125	4.38 Years	$1.94	$-
Warrants Exercised	(3,775,942)	$0.001 – 2.125		$0.88
Warrants Expired	(48,106)	$3.118		$3.118
Balance at December 31, 2022	10,387,877	$1.35 – 9.00	5.11 Years	$1.56	$-

 (1) The September 30, 2022 Prefunded Warrants granted are exercisable immediately upon issuance and expire when exercised in full, thus having no definitive expiration date. As such, the Prefunded Warrants have been excluded from the Weighted Average Remaining Contractual Life calculations.

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	194,772	$1.50 – 6.00	3.80 Years	$2.8239	$1,173,737
Warrants Granted	740,671	$9.00-6.00	3.15 Years	$7.3500	$1,152,852
Warrants Exercised	(58,979)	$1.50		$1.5000
Warrants Expired/Forfeited	(40,000)	$6.00		$6.0000
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.7800	$1,784,838

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,282,823 shares of Company common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 1,733,333.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

As of December 31, 2022 and December 31, 2021, the Company has granted stock options to acquire 1,086,813 and 1,036,588 shares of common stock under the Plan, respectively. As of December 31, 2022, the Plan had 930,573 vested options and 173,009 non-vested options. As of December 31, 2021, the Plan had 618,841 vested options and 417,747 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the years ended December 31, 2022 and 2021, the Company recorded in general and administrative expense $1,582,217 and $723,261, respectively, of share-based compensation related to stock options. The unrecognized compensation expense as of December 31, 2022 was $1,075,631 which will be recognized over periods ranging from 7 to 21 months.

On November 4, 2022, the Company’s Board of Directors approved for a total of 305,000 stock options having exercise prices ranging from $8.25 - $10.56 to be repriced at 110% ($2.39) and 100% ($2.17) of the current price of the Company’s stock for employees and Board members, respectively. The incremental fair value of the options as a result of the repricing was determined to be $55,859. Of this amount, $29,900 related to vested options and was recognized as compensation expense in 2022. The remaining $25,959 of unrecognized expense will be recognized over periods ranging from 9 to 21 months.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted or repriced during the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Exercise Price	$1.54-9.075	$8.316-10.725
Dividend Yield	0%	0%
Volatility	89%-192%	138%-198%
Risk-free Interest Rate	0.78%-4.01%	0.10%-0.79%
Expected Life	1-3 years	2.7-6.2 years

The following tables summarize the changes in the Company’s outstanding stock options during the years ended December 31, 2022 and 2021:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2020	802,409	$0.79 - 9.90	7.86 Years	$1.01	$6,292,844
Options Granted	386,667	$8.31 - 10.74	3.87 Years	$9.69	$-
Options Exercised	(24,369)	$0.79		$0.79
Options Cancelled	(79,085)	$0.79 - 9.87		$8.70
Options Expired/Forfeited	(32,266)	$0.79 - 9.87		$8.29
Balance at December 31, 2021	1,053,356	$0.79 - 10.74	6.21 Years	$3.40	$5,804,517

Exercisable at December 31, 2021	635,610	$0.79 - 10.74	6.7 Years	$1.59	$4,655,089

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.79 - 10.74	6.21 Years	$3.40	$5,804,517
Options Granted	120,000	$1.54 - 9.08	3.42 Years	$5.79	$-
Options Exercised	(48,106)	$0.79		$0.79
Options Cancelled	-
Options Expired/Forfeited	(21,667)	$4.94 - 10.73		$9.33
Balance at December 31, 2022	1,103,583	$0.79 - 9.30	5.33 Years	$1.71	$-

Exercisable at December 31, 2022	930,573	$0.79 - 9.30	5.83 Years	$1.60	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the year ended December 31, 2022, the Company granted 281,667 service based RSUs to executive officers and employees and 140,000 service based RSUs to directors. All RSUs granted in 2022 vest during various periods between November 2022 and January 2024. During the year ended December 31, 2021, the Company granted 61,918 service based RSUs to executive officers and 16,667 service based RSUs to its legal counsel. All RSUs granted in 2021 vested during various periods between May and November 2022.

The following table summarizes RSU activity under the Plan for the years ended December 31, 2022 and 2021:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2020	71,667	$8.75	1.70 Years
Granted	78,585	$8.52	1.35 Years
Vested	(16,667)	$8.97
Unvested at December 31, 2021	133,585	$8.58	1.00 Years
Granted	421,667	$2.64	0.76 Years
Vested	(175,252)	$8.17
Unvested at December 31, 2022	380,000	$2.17	0.74 Years

For the years ended December 31, 2022 and 2021, the Company recorded in stock-based compensation expense $1,426,178 and $364,057, respectively, of RSU based compensation. The fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $1,112,725 and $669,750, respectively. As of December 31, 2022, total unrecognized compensation costs of RSUs granted and outstanding but not yet vested was $615,970 which is expected to be recognized over 5 months.

Executive Officers Stock Options and RSUs

The Company had 537,371 outstanding executive officers stock options exercisable at $0.7902 to $2.387 per share with a weighted average remaining contractual life of 5 years as of December 31, 2022 and 823,482 outstanding executive stock options exercisable at $0.7902 to $10.131 per share with a weighted average remaining contractual life of 6.9 years as of December 31, 2021. The Company had 200,000 unvested RSUs granted to executive officers with a remaining weighted average vesting period of 5 months as of December 31, 2022.  The Company had 61,919 unvested RSUs granted to executive officers with a remaining weighted average vesting period of 1 year as of December 31, 2021.

On August 17, 2021, the Company entered into an Employment Agreement with Scott Bennett to serve as the Company’s Executive Vice President of Business Operations beginning on October 18, 2021.  Under the terms of the agreement, the Company granted Mr. Bennett under the Plan stock options to acquire 33,334 shares of our common stock at an exercise price of $9.21 per share, repriced effective November 4, 2022 to an exercise price of $2.387 per share, and 16,667 RSUs.  The stock options vest in equal quarterly installments over a two-year period during the term of his Employment Agreement.  The RSUs per share weighted average fair value at grant date was $8.40. Prior to his hiring as an executive officer, under a prior employment agreement with the Company, he was granted in May 2021 under the Plan stock options to acquire 33,333 shares of our common stock at an exercise price of $10.14 per share, repriced effective November 4, 2022 to an exercise price of $2.387 per share, and 3,333 RSUs. The stock options vest in equal monthly installments over a three-year period. The RSUs per share weighted average fair value at grant date was $9.21. On November 4, 2022, Mr. Bennett was granted 50,000 RSUs that vest June 1, 2023. The RSUs per share weighted average fair value at grant date was $2.17.  A total of 39,351 stock options were vested as of December 31, 2022. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2022. A total of 20,000 RSUs vested in 2022 and common shares were issued in the same amount.

On October 18, 2021, the Company entered into an Employment Agreement with Michael Watson to serve as the Company’s Executive Vice President of Sales and Marketing and Revenue Officer.  Under the terms of the agreement, the Company granted Mr. Watson under the Plan stock options to acquire 83,333 shares of our common stock at an exercise price of $9.21 per share, repriced effective November 4, 2022 to an exercise price of $2.387 per share. The stock options vest in equal quarterly installments over a two-year period during the term of his Employment Agreement.  On November 4, 2022, Mr. Watson was granted 75,000 RSUs that vest June 1, 2023. The RSUs per share weighted average fair value at grant date was $2.17. A total of 52,083 stock options were vested as of December 31, 2022. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2022.

On January 1, 2022, the Company entered into an Employment Agreement with Jerry Wenzel to serve as the Company’s Chief Financial Officer for a two-year period.  Under the terms of the agreement, the Company granted Mr. Wenzel under the Plan stock options to acquire 66,667 shares of our common stock at an exercise price of $8.25 per share, repriced effective November 4, 2022 to an exercise price of $2.387 per share, and 16,667 RSUs.  The stock options vest in equal quarterly installments over a two-year period during the term of his Employment Agreement.  On November 4, 2022, Mr. Wenzel was granted 75,000 RSUs that vest June 1, 2023. The RSUs per share weighted average fair value at grant date was $2.17. A total of 33,334 stock options were vested as of December 31, 2022. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2022. A total of 16,667 RSUs vested in 2022 and common shares were issued in the same amount.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 26, 2021 the Company executed an office lease, effective for a 12-month term beginning March 1, 2021. The lease required monthly base rent payments of $6,000 and the issuance of 5,333 shares of the Company’s common stock. The value of the common stock of $49,600 was amortized to rent expense on a monthly basis over the lease term. This lease was not renewed. The Company leased shared office space on a monthly basis with monthly rents approximating $4,500 through June 30, 2022. The Company also leased an office space for approximately $5,000 per month on a short-term (month to month) basis through a related party which terminated on June 30, 2022. The Company entered into a lease agreement to rent office space for a twelve-month period beginning July 1, 2022 with a monthly base rent of $15,736. Rent expense under office leases, including CAM charges, was $157,488 and $158,096 for the years ended December 31, 2022 and 2021, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013, we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 2022. As of December 31, 2022, the Company has accrued $11,164 plus accrued interest of approximately $18,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 15. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

For the years ended December 31, 2022 and 2021, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $30,473,000 that will be carried forward and can be used through the year 2027 and beyond to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between financial and tax reporting.

At December 31, 2022 and 2021, the Company has net operating loss carry forwards of approximately $30,473,000 and $18,300,000, respectively, that may be offset against future taxable income, if any. These carry-forwards are subject to review by the Internal Revenue Service. As of December 31, 2022 and 2021, the deferred tax asset of approximately $7,283,000 and $4,129,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2022 and 2021 was approximately $3,154,000 and $1,299,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2022 and 2021. The Company has not filed its tax returns for the years 2012 through 2022; however, management believes there are no taxes due as of December 31, 2022 and 2021.

The Company includes interest and penalties arising from the underpayment of income taxes in general and administrative expense in the consolidated statements of operations.

The provision for Federal income tax consisted of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Income tax benefit attributable to:
Net loss	$(12,354,930)	$(7,870,378)
Permanent differences	1,732,832	2,924,431
Valuation allowance	10,622,098	4,945,947
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows on December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carry forward	$5,759,000	$3,212,000
Valuation allowance	(5,759,000)	(3,212,000)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carry forward	$1,524,000	$917,000
Valuation allowance	(1,524,000)	(917,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $30,473,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2022 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2023, which is the date the consolidated financial statements were available to be issued.

On March 7, 2023, the Company entered into a Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The Debt Offering closed on March 9, 2023. The Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,000 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount.  The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the Debt Offering after offering related costs.

On January 30, 2023, the Company entered into an Employment Agreement with David Gandini to continue to serve as our Chief Executive Officer through December 31, 2025 (the “Term”). The Term will automatically renew for additional terms of one year unless written notice not to renew is otherwise given by either Mr. Gandini or the Company. Under the terms of the Employment Agreement, Mr. Gandini will receive an annual base salary of $300,000. For each subsequent calendar year of the Term and Renewal Terms, Mr. Gandini will receive salary adjustments as recommended by the Compensation Committee and approved by the Company’s Board of Directors (the “Board”). Mr. Gandini is also entitled to participate in the Company’s Annual Bonus Plan and any and all other incentive payments available to executives of the Company. Mr. Gandini may also be provided with regular equity grants commensurate with his role and as awarded by the Board pursuant to the Company’s 2019 Equity Incentive Plan.

On January 1, 2023, the Company entered into a six-month agreement with a consultant to provide investor services and in exchange issued 225,000 shares of restricted common stock and 225,000 warrants to purchase common stock of the Company at an exercise price of $1.35 per warrant. The warrants expire three years from the date of issuance.

