Form 10-Q
period 2023-03-31
SOBR Safe, Inc.
filed 2023-05-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2023, there were 18,394,570 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2023, and 2022, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three months ended March 31, 2023, and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023, and 2022, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2023		2022
ASSETS	(Unaudited)		(Audited)

Current assets
Cash	$8,290,003		$8,578,997
Accounts receivable	30,088		30,322
Inventory	249,732		215,493
Prepaid expenses	412,409		200,905
Total current assets	8,982,232		9,025,717

SOBR Safe Intellectual Technology, net of accumulated amortization of $1,092,148 and $995,782 at March 31, 2023 and December 31, 2022, respectively	2,762,527		2,858,893

Other assets	27,427		27,427
Total Assets	$11,772,186		$11,912,037

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$341,124		$142,965
Accrued expenses	304,296		392,282
Accrued interest payable	280,489		469,691
Related party payables	1,887		1,887
Notes payable - related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of $19,754 and $145,548 at March 31, 2023 and December 31, 2022, respectively	442,056	*	866,262 *
Notes payable - non-related parties
* Includes unamortized debt discount related to warrants and beneficial conversion feature of $14,151 and $144,878 at March 31, 2023 and December 31, 2022	467,532	*	948,597 *
Total current liabilities	1,837,384		2,821,684

Notes payable - non-related parties - less current portion
* Includes unamortized debt discount related to original issue discount, warrants and costs of issuance of $1,433,312 and none at March 31, 2023 and December 31, 2022, respectively	2,096,101	*	-
Accrued interest payable	11,275		-

Total Liabilities	3,944,760		2,821,684
Stockholders' Equity
Preferred stock, $0.00001 par value; 16,300,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022	-		-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, 3,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	30		30
Common stock, $0.00001 par value; 100,000,000 shares authorized, 17,209,570 and 16,984,570 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	172		170
Treasury stock, at cost; 12,329 shares at March 31, 2023 and December 31, 2022	(38,015)		(38,015)
Additional paid-in capital	88,071,861		87,509,666
Accumulated deficit	(80,152,964)		(78,327,845)
Total SOBR Safe, Inc. stockholders' equity	7,881,084		9,144,006
Noncontrolling interest	(53,658)		(53,653)

Total Stockholders' Equity	7,827,426		9,090,353

Total Liabilities and Stockholders' Equity	$11,772,186		$11,912,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$47,868	$1,500
Cost of sales	30,064	1,100
Gross profit	17,804	400

Operating expenses:
General and administrative	1,584,950	863,100
Stock-based compensation expense	698,913	934,225
Research and development	180,918	47,459
Total operating expenses	2,464,781	1,844,784

Loss from operations	(2,446,977)	(1,844,384)

Other income (expense):
Other income	70,470	27
Loss on debt extinguishment	-	(864,000)
Loss on fair value adjustment - derivatives	-	(340,000)
Interest expense	(225,185)	(1,941,105)
Amortization of interest - beneficial conversion feature	-	(580,221)
Total other expense, net	(154,715)	(3,725,299)

Loss before provision for income taxes	(2,601,692)	(5,569,683)

Provision for income taxes	-	-

Net loss	(2,601,692)	(5,569,683)
Net loss attributable to noncontrolling interest	5	4
Net loss attributable to SOBR Safe, Inc.	$(2,601,687)	$(5,569,679)

Basic and diluted loss per common share	$(0.15)	$(0.65)

Weighted average number of common shares outstanding	17,092,070	8,550,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

									Stockholders’
	Common Stock		Preferred Stock		Treasury Stock				Equity		Total
		Amount		Amount			Additional		(Deficit)		Stockholders’
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	SOBR Safe,	Noncontrolling	Equity
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2022	8,778,555	$88	-	$-	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units	16,667	-	-	-	-	-	-	-	-	-	-
Common stock issued for convertible debt	7,917	-	-	-	-	-	47,500	-	47,500	-	47,500
Common stock exchanged for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	-	-	(20)	-	-	-	-

Paid-in capital - fair value of stock options and restricted stock units	-	-	-	-	-	-	934,225	-	934,225	-	934,225
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	-	-	864,000	-	864,000	-	864,000
Net loss	-	-	-	-	-	-	-	(5,569,679)	(5,569,679)	(4)	(5,569,683)
Balances at March 31, 2022	7,803,139	$78	3,000,000	$30	-	$-	$58,887,152	$(63,041,171)	$(4,153,911)	$(53,640)	$(4,207,551)
Balances at January 1, 2023	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	225,000	2	-	-	-	-	211,498	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units	-	-	-	-	-	-	698,913	-	698,913	-	698,913
Paid in capital - relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Net loss	-	-	-	-	-	-	-	(2,601,687)	(2,601,687)	(5)	(2,601,692)
Balances at March 31, 2023	17,209,570	$172	3,000,000	$30	(12,329)	$(38,015)	$88,071,861	$(80,152,964)	$7,881,084	$(53,658)	$7,827,426

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(2,601,692)	$(5,569,683)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	96,366	96,366
Amortization of interest - conversion features	-	580,221
Amortization of interest	21,644	423,782
Loss on extinguishment of debt	-	864,000
Change in fair value of derivative liability	-	340,000
Bad debt expense	882	-
Stock warrants expense	134,598	540,176
Stock-based compensation expense	698,913	934,225
Changes in assets and liabilities:
Accounts receivable	(648)	(500)
Inventory	(34,239)	(65,489)
Prepaid expenses	162,477	(16,733)
Accounts payable	198,159	96,886
Accrued expenses	(87,986)	931,796
Accrued interest payable	(177,927)	57,696
Related party payables	-	12,437

Net cash used in operating activities	(1,589,453)	(774,820)

Financing Activities:
Proceeds from notes payable - non-related parties	3,000,001	-
Repayments of notes payable - related parties	(550,000)	-
Repayments of notes payable - non-related parties	(611,792)	-
Debt issuance costs	(537,750)	-
Net cash provided by financing activities	1,300,459	-

Net Change In Cash	(288,994)	(774,820)

Cash At The Beginning Of The Period	8,578,997	882,268

Cash At The End Of The Period	$8,290,003	$107,448

Schedule Of Non-Cash Investing And Financing Activities:
Issuance of common stock and warrants for prepaid services	$373,981	$-
Non-related party debt converted to capital	$-	$47,500

Supplemental Disclosure:
Cash paid for interest	$245,822	$4,816
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and December 31, 2022, and results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA, of 98.6%. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed financial statements.

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

Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, accrued interest payable, related party payables, notes payable, and other liabilities. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

At March 31, 2023 and December 31, 2022, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at March 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable is derived from sales to a limited number of customers. Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts at March 31, 2023 and December 31, 2022.

Inventory

Inventory is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventory is comprised primarily of component parts and finished products. The Company evaluates the need for reserves for excess or obsolete inventory primarily based upon estimates of future demand for the Company’s products. The Company had no reserves for excess inventory or obsolescence at March 31, 2023 and December 31, 2022.

Prepaid Expenses

Amounts incurred in advance of contractual performance or coverage periods are recorded as prepaid assets and recognized as expense in the period service or coverage is provided.

Beneficial Conversion Features

As discussed under “Recently Adopted Accounting Standards” in Note 1, the Company adopted ASU 2020-06 effective January 1, 2023, which, among other things, eliminated the beneficial conversion feature model applicable to certain convertible instruments. Prior to the adoption of ASU 2020-06, a beneficial conversion feature existed on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount was amortized to interest expense over the life of the note using the effective interest method.

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

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity.

Minority Interest (Noncontrolling Interest)

A subsidiary of the Company has minority members representing ownership interests of 1.4% at March 31, 2023 and December 31, 2022. The Company accounts for these minority, or noncontrolling interests whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the three-month periods ended March 31, 2023 and 2022, respectively.

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

The Company determines revenue recognition through five steps which include (1) identification of the contract or contracts with a customer, (2) identification of individual or combined performance obligations contained in the contract, (3) determination of the transaction price detailed within the contract, (4) allocation of the transaction price to the specific performance obligations, and (5) finally, recognition of revenue as the Company’s performance obligations are satisfied according to the terms of the contract.

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

The Company’s contracts are generally twelve to thirty-six months in duration, are billed monthly and are non-cancelable. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset (unbilled revenue) is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $21,301 and $30,185 during the three-month periods ended March 31, 2023 and 2022, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2023 and December 31, 2022 as these have been offset by a 100% valuation allowance.

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

Concentration of Customers – The Company has conducted sales during the three-months ending March 31, 2023 and 2022, to a limited number of customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers upon the completion of sales agreements.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating the beneficial conversion and cash conversion accounting models. In addition, ASU 2020-06 removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas.

The Company early adopted ASU 2020-06 effective January 1, 2023 using the modified retrospective method whereby the cumulative effect of the change is recognized as an adjustment to the opening balance of retained earnings at the date of adoption. On January 1, 2023, the Company recorded an increase to retained earnings (accumulated deficit) of $776,569 and a decrease to additional paid-in-capital of $909,214 to fully remove the unamortized debt discount related to beneficial conversion features of $132,646.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future.

As of March 31, 2023, the Company has an accumulated deficit of approximately ($80,200,000). During the three months ended March 31, 2023, the Company experienced negative cash flows from operating activities of approximately ($1,600,000) and has $905,000 of convertible notes payable due in various amounts between April and May 2023.

On March 9, 2023, the Company received approximately $2,500,000 of net proceeds from a Debt Offering (see Note 9).

On April 12, 2023, the Company prepaid the principal and all accrued interest for the convertible notes due in April and May 2023.

Management believes that cash balances of approximately $8,300,000 and positive working capital of $7,100,000 at March 31, 2023 provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued. Further, actions presently being taken to generate product and services revenues in addition to working capital provide the opportunity for the Company to continue as a going concern as of March 31, 2023.

NOTE 3. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
Component parts	$88,517	$68,643
Finished goods	161,215	146,850
Inventory	$249,732	$215,493

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Insurance	$60,397	$150,344
Deposit	15,736	15,736
Consulting services	216,991	-
Other	119,285	34,825
Prepaid expenses	$412,409	$200,905

On May 31, 2022, the Company entered into a new office facility lease agreement for a 12-month term beginning July 1, 2022 through June 30, 2023 with a monthly base rent of $15,736. The lease agreement required a deposit equivalent to one month’s base rent to be held by the lessor for the term of the lease.

On January 1, 2023, the Company entered into a 6-month agreement for investor relations services in exchange for the issuance of 225,000 common shares and 225,000 warrants to purchase shares of common stock at $1.35 per share. The shares and warrants had an aggregate fair value of $373,981 on the date of issuance which is recognized over the period of service. The Company recorded $186,991 of professional services expense related to the agreement for the three-month period ending March 31, 2023.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2023	2022
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(1,092,148)	(995,782)
Intangible asset, net	$2,762,527	$2,858,893

Amortization period (in years)	10	10

Amortization expense was $96,366 for each of the three-month periods ended March 31, 2023 and 2022 and is included in general and administrative expenses in the condensed consolidated statements of operations.

As of March 31, 2023, estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$289,098	$385,464	$385,464	$385,464	$385,464	$931,573

NOTE 6. RELATED PARTY TRANSACTIONS

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 15).

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Consulting services	163,647	197,897
Other	140,649	194,385
Accrued expenses	$304,296	$392,282

NOTE 8. CONVERTIBLE DEBENTURE PAYABLE

On September 28, 2021, (the “Closing Date”) the Company completed a financing transaction under a Securities Purchase Agreement (the “SPA”) and corresponding 18% Original Issue Discount Convertible Debenture (the “Debenture”), Common Stock Purchase Warrant (the “Original Warrant”) and Registration Rights Agreement (“RRA”). Under the terms of the SPA, the Company received $2,500,000 from the Purchaser and in exchange issued the Debenture in the principal amount of $3,048,781 and Original Warrants to purchase up to 406,504 shares of the Company’s common stock. The Debenture is convertible voluntarily by the Purchaser at any time into shares of our common stock, at the lesser of $7.50, representing 100% of the closing price of our common stock on the trading day immediately prior to the Closing Date, or 75% of the average VWAP of our common stock during the 5 trading day period immediately prior to the conversion date (the “Conversion Price”), or automatically upon the occurrence of a single public offering of our common stock which results in the listing of our common stock on a national securities exchange as defined in the Exchange Act (the “Qualified Offering”) into shares of our common stock at the lesser of the Conversion Price, or 75% of the offering price of the securities offered in the Qualified Offering. The Debenture due date was March 27, 2022, does not accrue interest unless there is an event of default under the terms of the Debenture. The Original Warrant is exercisable at any time through September 28, 2026 into shares of our common stock at an exercise price of $6.00 per share, unless an event of default occurs, at which time the exercise price will adjust to $3.00 per share. The Original Warrant contains a cashless exercise provision but only in the event the Company fails to have an effective registration statement registering the common shares underlying the Original Warrant at any time beginning six months from the Closing Date  The RRA requires the Company to register for resale and maintain effectiveness of such Registration Statement for such all of the registrable securities under the terms of the Debenture and Original Warrant, within defined time frames. Should the Company fail to meet the RRA requirements, until the date causing such event of noncompliance is cured, Company shall pay to the Purchaser as partial liquidated damages equal to the product of 2% of the principal amount not to exceed 24% of the aggregate principal. If the Company fails to pay of the liquidated damages within seven days after the date payable, the Company will pay interest at 18% until such amounts are paid in full. The filing date requirements were cured in February 2022. Total RRA damages and related costs of approximately $192,399 were recognized during the three-month period ended March 31, 2022.

The Debenture matured on March 27, 2022 and the Company did not make the required principal payment putting the Company in default under the terms of the Debenture. On March 30, 2022, we entered into a Waiver Agreement with the Purchaser, under which the Purchaser granted the Company a waiver of the default penalties under the Debenture such that any default penalties will not be charged and/or due until April 17, 2022 (the “Waiver”). As the default had not been cured through the Waiver date, mandatory default penalties of $914,634 are included in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2022.

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

As a result of the change in the Original Warrant extended termination date and the New Warrant issued in exchange for the Waiver, the Company evaluated the reacquisition price of the Debenture to be $3,912,781.  As the net carrying amount of the Debenture is $3,048,781, a loss on extinguishment of debt of $864,000 was recognized during the three-month period ended March 31, 2022.

The debt discount amortization expense recorded as amortization of interest in the condensed consolidated statement of operations was $465,635 for the three-month period ended March 31, 2022. Stock warrants amortization expense recorded as interest expense was $ 402,465 for the three-month periods ended March 31, 2023 and 2022, respectively.

The Company incurred $548,781 of Original Issue Discount and $275,000 of debt issuance costs related to the Debenture which was amortized to interest expense over the term of the debt using the effective interest method. Interest expense related to the Original Issue Discount and debt issuance costs was $423,782 for the three-month period ended March 31, 2022.

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	March 31, 2023	December 31, 2022
Convertible Notes Payable with Warrants - 2021 Debt Offering	$450,000	$1,000,000
Non-Convertible Note Payable	11,810	11,810
Unamortized Debt Discount	(19,754)	(145,548)
Net Related Party Notes Payable	$442,056	$866,262
Current Portion	(442,056)	(866,262)
Net Long-Term Portion	$-	$-

Total interest expense for related party notes was $25,742 and $385,889 for the three-month periods ended March 31, 2023 and 2022, respectively.

Related Party Convertible Notes Payable with Warrants - 2021 Debt Offering

The Company had four and thirteen convertible notes payable to related parties with total principal balances of $450,000 and $1,000,000 at March 31, 2023 and December 31, 2022, respectively. The notes were issued in March, April, and May 2021 as part of a 2021 debt offering. Each of the notes were issued with detached free-standing warrants to purchase the Company’s common stock at $9 per share. The notes, secured by the Company’s patents and patent applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance. The noteholders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.

The notes contain both voluntary and automatic conversion features. The notes may be converted at any time, by the holders, beginning on the date of issuance. However, the holders may not convert any outstanding amounts due under the note, if at the time of such conversion the amount of common stock issued for the conversion, when added to other shares of Company common stock owned by the holders or which can be acquired by holders upon exercise or conversion of any other instrument, would cause the holder to own more than 4.9% of the Company’s outstanding common stock.  Beginning on the issuance date, the outstanding principal amount of the note, and any accrued interest, will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at or above $6 per share for five (5) consecutive trading days while listed on NASDAQ.

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion feature in the condensed consolidated statements of operations and was none and $55,356 for the three-month periods ended March 31, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $66,843 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 debt offering was allocated to the stock warrants issued with the notes based on their relative fair value, resulting in a debt discount of $551,001 which is amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $58,951 and $67,932 for the three-month periods ended March 31, 2023 and 2022, respectively. The unamortized debt discount related to the warrants was $19,754 and $78,705 at March 31, 2023 and December 31, 2022, respectively.

Related Party Non-Convertible Note Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of March 31, 2023 and December 31, 2022. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable consist of the following:

	March 31, 2023	December 31, 2022
Convertible Notes Payable with Warrants - 2023 Debt Offering	$3,529,413	$-
Convertible Notes Payable with Warrants - 2021 Debt Offering	455,000	1,005,000
Convertible Notes Payable	9,183	9,183
Non-Convertible Notes Payable	17,500	17,500
Premium Financing Note Payable	-	61,792
Unamortized Debt Discount	(1,447,463)	(144,878)
Net Non-Related Party Notes Payable	$2,563,633	$948,597
Current Portion	(467,532)	(948,597)
Net Long-Term Portion	$2,096,101	$-

Total interest expense for non-related party notes was $41,126 and $129,009 for the three-month periods ended March 31, 2023 and 2022, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount and is compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

Convertible Notes Payable with Warrants - 2021 Debt Offering

The Company had nine and sixteen convertible notes payable to related parties with total principal balances of $455,000 and $1,005,000 at March 31, 2023 and December 31, 2022, respectively. The notes were issued in March, April, and May 2021 as part of a 2021 debt offering. Each of the notes were issued with detached free-standing warrants to purchase the Company’s common stock at $9 per share. The notes, secured by the Company’s patents and patent applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance. The noteholders may elect to have the interest paid in cash monthly or have the interest accrue and be payable on the maturity date. Interest elected to be accrued will be paid in cash or may be converted into shares of our common stock under the same terms as the principal amount on the maturity date.

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

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion feature in the condensed consolidated statements of operations and was none and $59,230 for the three-month periods ended March 31, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $65,803 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 debt offering was allocated to the stock warrants issued with the notes based on their relative fair value, resulting in a debt discount of $541,707 which is amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $64,924 and $69,780 for the three-month periods ended March 31, 2023 and 2022, respectively. The unamortized debt discount related to the warrants was $14,151 and $79,074 at March 31, 2023 and December 31, 2022, respectively.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of March 31, 2023 and December 31, 2022.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $32.29 per share. The notes were due in February and March 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of March 31, 2023, and December 31, 2022. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Note Payable

On May 25, 2022, the Company entered into a financing agreement for payment of annual Directors & Officers insurance premiums for coverage from May 2022 through May 2023 totaling $349,455. The financing agreement required an initial down payment of $74,866 with the remaining amount of $274,559 financed for a nine-month period at an annual interest rate of 4.37% with monthly payments of $31,068 beginning in June 2022. The financing liability balance at December 31, 2022 was $61,792. The note was paid in full in February 2023.

NOTE 10. DERIVATIVE LIABILITY

As discussed in Note 8, in September 2021, the Company completed a financing transaction and received proceeds of $2,500,000 from the issuance of an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,781. The Company determined that the debenture’s conversion features were an embedded derivative that was required to be bifurcated from the debenture and separately reported as a derivative liability at fair value, with changes in fair value reported in earnings each period. The initial fair value of the derivative liability was $980,000. The Company recognized a fair market value loss of $340,000 related to the derivative liability for the three-month period ended March 31, 2022. The Company did not have a fair value of the embedded derivative recorded on the balance sheet as a liability March 31, 2023 and December 31, 2022.

NOTE 11. COMMON STOCK

The Company’s common stock transactions for the three-months ended March 31, 2023, consist of the following:

The Company issued 225,000 shares of common stock to a consultant for investor relations services to be provided over a six-month period.

The Company’s common stock transactions for the three-months ended March 31, 2022, consisted of the following:

The Company issued 16,667 shares of its common stock for RSUs vested during 2021.

The Company issued 7,917 shares of common stock under the terms of a $47,500 convertible note payable.

The Company exchanged 1,000,000 shares of common stock for 3,000,000 shares of Series B Convertible Preferred Stock (see Notes 12 and 15).

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

On December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $3 per share (not to be affected by any reverse stock split in connection with the Asset Purchase Agreement with IDTEC), (d) redemption rights such that we have the right, upon 30 days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, € no call rights by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis.

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as Series B Convertible Preferred Stock. The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company. The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The convertible preferred stock is classified as a permanent equity instrument. The exchange of common stock for the convertible preferred stock results in no value transfer from the common shareholders to the preferred shareholders and vice versa should the preferred stock be converted back to common. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock at an amount per share equal to the original issue price of the Series B Convertible Preferred Stock plus all accrued but unpaid dividends on the Series B Convertible Preferred Stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder, into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

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

Stock Warrants

On March 30, 2022, the Company issued warrants to purchase up to 101,626 shares of common stock at $6 per share in exchange for a waiver of default penalties under the terms of a convertible debenture. The relative fair value of the warrants at the time of issuance was $864,000. The exercise price on the warrants was reduced to $1.35 per share in September 2022 in accordance with a down-round provision contained in the warrants. The warrants expire seven years after the date of issuance.

In January 2023, the Company entered into a consulting agreement for professional services to be provided over a 6-month period in exchange for the issuance of 225,000 common shares and 225,000 warrants to purchase shares of common stock at $1.35 per share.  The warrants expire three years from the date of issuance. The warrants were valued at $162,481 using the Black-Scholes model on the date of issuance, which will be recognized over the 6-month term of the agreement.

On March 9, 2023, in conjunction with the 2023 Debt Offering (see Note 9), the Company issued a total of 386,998 warrants to purchase shares of common stock at $2.52 per share. The warrants expire five years from the date of issuance. Total proceeds from the 2023 Debt Offering were allocated to the warrants based on their relative fair value, resulting in $398,517 allocated to the warrants after issuance costs.

The fair values of stock warrants granted during the three-month periods ended March 31, 2023 and 2022 were determined using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2023	March 31, 2022
Exercise Price	$1.35 - $2.52	$6.00
Dividend Yield	0%	0%
Volatility	162% - 209%	110%
Risk-free Interest Rate	4.56% - 4.73%	2.45%
Expected Life	1.5 - 2.5 Years	7 Years

The following table summarizes the changes in the Company’s outstanding warrants during the three-month periods ended March 31, 2023 and 2022:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	101,626	$6.00	7.00 Years	$6.00	$152,439
Warrants Exercised	-	$-		$-	$-
Warrants Expired	-	$-		$-	$-
Balance at March 31, 2022	938,090	$1.50 – 9.00	4.14 Years	$6.69	$757,863

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	10,387,877	$1.35 – 9.00	5.11 Years	$1.92	$-
Warrants Granted	611,998	$1.35 – 2.52	4.14 Years	$2.09	$79,651
Warrants Exercised	-	$-		$-	$-
Warrants Expired	(183,333)	$9.00		$9.00	$-
Balance at March 31, 2023	10,816,542	$1.35 – 9.00	4.91 Years	$1.81	$4,436,674

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,282,823 shares of the Company’s common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders ratified an amendment to increase the shares authorized under the Plan to 1,733,333.  The plan provisions provide automatically increasing the shares authorized for issuance under the Plan on February 1st of each year by 5% of the total number of shares of common stock outstanding on December 31st of the preceding year.  There are currently 2,581,947 shares authorized for issuance under the Plan, consisting of the 1,733,333 shares as authorized on January 7, 2022, plus 848,614 shares added per the automatic increase on February 1, 2023.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

At March 31, 2023 and December 31, 2022, the Company had outstanding stock options of 1,936,813 and 1,086,813, respectively, that were granted under the Plan.  In addition, there were 16,769 stock options outstanding at March 31, 2023 and December 31, 2022 that were not granted under the Plan.

In total for the three months ended March 31, 2023 and 2022, the Company recorded $385,968 and $492,441, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of March 31, 2023 was $2,304,873 which will be recognized over a weighted average period of 22.5 months.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of stock options granted during the three-month periods ended March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Exercise Price	$1.88 – 2.32	$8.25 – 9.08
Dividend Yield	0%	0%
Volatility	148%-207%	191%-192%
Risk-free Interest Rate	4.09-4.40%	0.78%-1.52%
Expected Term	2.7 - 5.8 Years	2.0 – 3.0 Years

The following table summarizes the changes in the Company’s outstanding stock options during the three-month periods ended March 31, 2023 and 2022:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.79 – 10.74	6.21 Years	$3.39	$5,804,517
Options Granted	70,000	8.25 – 9.08	2.04 Years	8.29	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	-	-	-	-	-
Balance at March 31, 2022	1,123,356	$0.79 – 10.74	5.71 Years	$3.70	$2,014,970

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	1,103,583	$0.79 - 9.30	5.33 Years	$1.71	$-
Options Granted	850,000	$1.88 - 2.32	7.91 Years	$2.26	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	-	-	-	-	-
Balance at March 31, 2023	1,953,583	$0.79 - 9.30	6.31 Years	$1.95	$521,929

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2022	930,573	$0.79 - 9.30	5.83 Years	$1.60	$-
Exercisable at March 31, 2023	1,034,181	$0.79 - 9.30	5.50 Years	$1.67	$564,338

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested. In January and February 2022, the Company granted 16,667 service based RSUs to an executive officer and 25,000 service based RSUs to a director, respectively. Those RSUs vested in November 2022 and 41,667 shares of the Company’s common stock were issued. On January 12, 2022, 16,667 shares of the Company’s common stock were issued for RSUs vested during 2021.

The following table summarizes RSU activity under the Plan for the three-month periods ended March 31, 2023 and 2022:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2021	133,585	$8.58	1.00 Years
Granted	41,667	6.92	0.76 Years
Vested	-
Unvested at March 31, 2022	175,252	$8.17	0.74 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	380,000	$2.17	0.74 Years
Granted	-	-	-
Vested	-	-	-
Unvested at March 31, 2023	380,000	$2.17	0.74 Years

In total for the three months ended March 31, 2023 and 2022, the Company recorded $312,945 and $442,784, respectively, in stock-based compensation expense related to RSUs. As of March 31, 2023, total unrecognized compensation cost related to RSUs was $303,025 which will be recognized over a weighted average period of 5.7 months.

Executive Officers Stock Options and RSUs

The Company had 980,705 and 537,371 outstanding stock options for executive officers as of March 31, 2023 and December 31, 2022, respectively, with exercise prices ranging from $0.79 to $2.39 per share.  The Company had 150,000 and 200,000 unvested RSUs granted to executive officers as of March 31, 2023 and December 31, 2022, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

On February 26, 2021 the Company executed an office lease, effective for a 12-month term beginning March 1, 2021.  The lease required monthly base rent payments of $6,000 and the issuance of 5,333 shares of the Company’s common stock.  The value of the common stock of $49,600 was amortized to rent expense on a monthly basis over the lease term. This lease was not renewed.  The Company leased shared office space on a monthly basis with monthly rents approximating $4,500 through June 30, 2022. The Company entered into a lease agreement to rent office space for a 12-month period beginning July 1, 2022 with a monthly base rent of $15,736. Rent expense under office leases, including CAM charges, was $48,893 and $48,819 for the three-month periods ended March 31, 2023 and 2022, respectively.

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs.  As of March 31, 2023 and December 31, 2022, the Company has accrued $11,164 plus accrued interest of approximately $18,000.  In the event the Company pays any money related to this lawsuit, IDTEC agreed, in connection with the closing of our 2020 asset purchase transaction with IDTEC, to pay the amount for the Company in exchange for shares of our common stock.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 15, 2023, which is the date the condensed consolidated financial statements were available to be issued.

On April 5, 2023, the Company received notice from holders of the Company’s Series B Preferred Shares, SOBR Safe, Inc. CEO, David Gandini, and IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company, for exercise of their option to convert the Series B Convertible Preferred Stock to Common Shares on a three to one basis. On April 20, 2023, the Company completed the conversion of 3,000,000 Series B Preferred Shares to 1,000,000 of the Company’s Common Shares. No additional consideration was required or paid upon conversion by the holders.

On April 12, 2023, the Company paid $980,752 of the outstanding principal and accrued interest balances for   convertible debt notes due on April 16, 2023 and May 31, 2023. In accordance with the terms and commitments for the 2023 Convertible Debt Offering arrangement completed on March 9, 2023, the Company utilized proceeds from the offering to fund the convertible debt note payments.

On April 17, 2023, the Company entered into the First Amendment to the current office lease extending the term of the lease from July 1, 2023 through September 30, 2024. The First Amendment requires monthly base rent payments of $15,736 through September 30, 2024, $16,054 from October 1, 2024 through September 30, 2025, and $16,372 from October 1, 2025 through September 30, 2026. All recitals, conditions and terms of the original office lease remain in effect. The Company has determined the First Amendment to result in a lease modification which will require the company to record a right-of-use asset and a lease liability during the second quarter of 2023 based upon the modified terms and conditions of the amendment.

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

Corporate Overview

On September 19, 2011, we, as Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (“TBT”), a California corporation, from TBT’s directors in exchange for 124,439 shares of our common stock. In January 2012, our Board of Directors amended our Certificate of Incorporation changing our name from Imagine Media, Ltd. to TransBiotec, Inc., and we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 109,979 shares of our common stock. With the acquisitions in September 2011 and January 2012 of TBT common stock, we own approximately 99% of the outstanding shares of TBT. As a result of the acquisitions, TBT’s business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

On March 9, 2020, our Board of Directors approved the amendment to our Certificate of Incorporation and stockholders holding 52% of our then outstanding voting stock approved an amendment to our Articles of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.” The Certificate of Amendment to our Certificate of Incorporation became effective with the State of Delaware on April 24, 2020.

On April 28, 2022, the Company completed a 3-for-1 reverse stock split which went effective with the OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split of the 3-for-1 reverse stock split, every three shares of our outstanding common stock prior to the effect of that amendment were combined and reclassified into one share of our common stock.

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq exchange on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three-months ended March 31, 2023.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Operations and Outlook

We provide organizations with a non-invasive technology that quickly and safely identifies the presence of alcohol in its employees, contractors, participants or patients. These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefits and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRsafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has applications in probation management, fleet & facility safety, and for outpatient alcohol rehabilitation and youth drivers in a wearable form. We believe that uniform daily use of our device could result in material insurance savings across workers’ compensation, general liability, umbrella and fleet policies.

SOBRcheck™ is our stationary identification and alcohol monitoring product. When installed, SOBRcheck™ enables a rapid, hygienic biometric finger scan to authenticate ID and determine the presence or absence of alcohol. The SOBRcheck™ product provides the administrator with real-time results, delivered securely, to more efficiently manage their existing substance abuse policy. Our device is meant to be a specific point in time, quick test for the presence of alcohol, with the results to be used as a complementary data source in support of the organization’s alcohol policies. If alcohol is detected by the device, then our customers follow up in accordance with its own policies, which could include additional tests via a blood test or breathalyzer (we will not provide these devices). We will gather de-identified information regarding Pass/Fail tests for use in determining trends in a company and/or industry, etc., but such information does not include any specific data about the individual user, only whether a pass or fail result occurred.

We are in commercial production and sale of our SOBRcheck™ solution. We have executed customer agreements and have had revenue since the first quarter 2022.

Our second device, the SOBRsure™, is our transdermal, alcohol-detecting wearable wristband that uses the same SOBRsafe™ hardware/software technology platform for ongoing, real-time alcohol monitoring and GPS tracking. The primary intended applications include probation management, fleet & facility, outpatient alcohol rehabilitation, commercial fleets and youth drivers. The wearable band will be commercially available in the second quarter of 2023.

Our SOBRsafe™ technology can also be deployed across numerous additional devices and form factors for various uses; among those we are currently exploring include possible integrations with existing telematics systems, and it could be licensed by non-competitive third parties.

Design, manufacturing, quality testing and distribution for all SOBRsafe™ devices takes place in the United States.

Our SOBRcheck™ and SOBRsureTM revenue model consists of two components: a hardware device purchase price and a recurring monthly SaaS subscription fee per user.

Recent Developments

March 2023 Senior Convertible Debt Offering (“Debt Offering”)

On March 7, 2023, we entered into a Purchase Agreement and Registration Rights Agreement with institutional investors and issued an aggregate of $3.5 million principal amount of convertible senior notes due in 2025 and accompanying warrants to purchase 386,998 shares of Company common stock for aggregate gross proceeds of approximately $3.0 million, before deducting fees to the placement agent and other expenses payable by the Company. The Company has utilized the proceeds to replace and pay off approximately $2.5 million in existing debt. The transaction financing closed on March 9, 2023

Pursuant to the convertible note agreement, the Notes have an original issue discount of 15%. The Notes mature on March 10, 2025, unless earlier converted upon the satisfaction of certain conditions. The initial conversion price is $2.28 per share of Common Stock, subject to adjustment upon the occurrence of specific events. Interest on the Notes shall commence accruing on the Issuance Date at the Interest Rate of 5% per annum (as defined in the Note Agreement) and shall be computed on the basis of a 360-day year and twelve 30-day months.

Pursuant to the common stock purchase warrant, the Warrants are immediately exercisable upon the date of issuance and have an initial exercise price of $2.52. The Company issued 386,998 Warrants. The Warrants expire on March 9, 2028, five years from the date of issuance. Pursuant to the terms of the Registration Rights Agreement, the Company will register the Common Stock underlying the Warrants no later than the 45th calendar day following the closing of the Offering. The Company completed registration of Common Stock underlying both the conversion of the Notes and the Warrants which became effective April 21, 2023.

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

On March 9, 2023, the Company received approximately $2,500,000 of net proceeds from the Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The March 2023 Debt Offering requires that the $2,005,000 of the convertible notes payable due in March, April and May 2023 be paid by April 24, 2023. Total principal balances of the convertible notes at March 31, 2023 are $905,000 and are payable at $155,000 and $750,000 in April 2023 and May 2023, respectively. On April 12, 2023, the Company prepaid the principal and all accrued interest for the convertible notes due in April and May 2023.

Management believes that cash balances of approximately $8,300,000 and positive working capital of $7,100,000 at March 31, 2023 provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued. Further, actions presently being taken to generate product and services revenues in addition to working capital provide the opportunity for the Company to continue as a going concern as of March 31, 2023.

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

Results of Operations for Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Summary of Results of Operations

	Three Months Ended March 31,
	2023	2022
Revenue	$47,868	$1,500
Cost of sales	30,064	1,100
Gross Profit	17,804	400

Operating expenses:
General and administrative	1,584,950	863,100
Stock-based compensation expense	698,913	934,225
Research and development	180,918	47,459

Total operating expenses	2,464,781	1,884,784

Operating loss	(2,446,977)	(1,844,384)

Other income (expense):
Other income (expense), net	70,470	27
Loss on extinguishment of debt	-	(864,000)
Loss on fair value adjustment – derivatives	-	(340,000)
Interest expense	(225,185)	(1,941,105)
Amortization of interest – conversion features	-	(580,221)
Total other expense, net	(154,715)	(3,725,299)

Net loss	$(2,601,692)	$(5,569,683)

Operating Loss; Net Loss

Our net loss decreased by $2,967,991 from $5,569,683 to $2,601,692, from the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2023.  The change in our net loss and operating loss for the three months ended March 31, 2023, compared to the same prior year period, is primarily a result in acceleration of our planned strategic operational activities resulting in increases for general and administrative expenses, and research and development expense, which have been offset by a reduction in costs associated with financing activities including interest expenses and other financing related costs, and stock-based compensation expense.  The changes are detailed below.

Revenue

Prior to the three-month period ended March 31, 2022, we progressed to commercial production, launch and sale of our first SOBRcheck™ devices and software solution to initial customers with our devices being delivered for use in January 2022. Since, we have executed customer agreements, invoiced these customers and recognized revenue of $47,868 during the first quarter 2023 compared to $1,500 in the prior year quarter.

Gross Profit

The cost of sales for the three-months ended March 31, 2023 was $30,064 resulting in a gross profit of $17,804 and a gross margin of 37.2%. The cost of sales for the three-months ended March 31, 2022 was $1,100 resulting in a gross profit of $400 and a gross margin of 27%. Due to the limited history of generating revenue, the gross profit and gross margins at March 31, 2023 and 2022 are not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $721,850, from $863,100 for the three-month period ended March 31, 2022 to $1,584,950 for the three-month period ended March 31, 2023. The increase from the same prior year period is primarily due to increases in our employee compensation and benefits of $250,780 as a result of our increased employee base, professional, legal and consulting services of $294,361, insurance expense of $75,507, and other general & administrative expenses in aggregate of $101,202

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $698,913 for the three-months ended March 31, 2023, compared to $934,225 for the three-months ended March 31, 2022.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees that is recognized over the period of service.

Research and Development

Research and development expenses increased by $133,459, to $180,918 for the three-months ended March 31, 2023, compared to $47,459 for the three-months ended March 31, 2022.  The increase in research and development was due to the continued development of our SOBR® Safe™ software platform, and the final development stages of our SOBRsure™ device, as the Company prepares to commercialize the device in the second quarter of 2023. During the three months ended March 31, 2022, the Company was in the final development stages of the SOBRcheckTM device and the initial development of the SOBRsafeTM software platform largely complete.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a loss of $340,000 for the three-month period ended March 31, 2022, which is related to outstanding financial instruments issued in September 2021 that contain an embedded derivative liability component. We did not have any outstanding financial instruments that contain derivative liability components during the three-month period ended, March 31, 2023. The gain or loss related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense decreased by $1,715,920, from $1,941,105 for the three-month period ended March 31, 2022 to $225,185 for the three-month period ended March 31, 2023. This decrease is primarily attributable to the lower interest expense of $801,286 from outstanding convertible debt and related default penalties of $914,634 during the three months ended March 31, 2022 compared to the same period in 2023.

Amortization of Interest – Conversion Features

During the three-months ended March 31, 2023, the Company had amortization of interest – beneficial conversion feature expense of none compared to $580,221 during the three-months ended March 31, 2022.  The expense for the three-month period ending March 31, 2022 was related to the amortized discount on convertible notes payable.

Liquidity and Capital Resources for Three Months Ended March 31, 2023 Compared to December 31, 2022

Introduction

During the three-months ended March 31, 2023, because of our operating losses, we did not generate positive operating cash flows.  Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future. Our cash on hand as of March 31, 2023 is $8,290,003 and our current normalized monthly operating cash flow burn rate is approximately $500,000.  Management believes the cash balance at March 31, 2023 will provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2023 and as of December 31, 2022, respectively, are as follows:

	March 31, 2023	December 31, 2022	Change
Cash	$8,290,003	$8,578,997	$(288,994)
Total Current Assets	9,308,366	9,025,717	282,649
Total Assets	12,098,320	11,912,037	186,283
Total Current Liabilities	1,837,384	2,821,684	(984,300)
Total Liabilities	3,944,760	2,821,684	1,123,076

Our current assets and total assets increased as of March 31, 2023, as compared to December 31, 2022, primarily due to the completion of a convertible debt financing resulting in net proceeds of approximately $2,500,000 offset by the use of cash to support our negative cash flow from operations.

Our current liabilities decreased as of March 31, 2023, as compared to December 31, 2022. This decrease was primarily due to payments made to principal and interest amounts owed to holders of convertible debt notes payable which matured during the three-month period ending March 31, 2023 and a decrease in accrued expenses which are offset by increases in operating accounts payable.

In order to repay all our obligations in full or in part when due, we will be required to generate adequate cash flow from operations or raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,589,453 for the three-month period ended March 31, 2023, as compared to net cash used for operating activities of $774,820 for the three-month period ended March 31, 2022. For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of $2,601,692, offset by non-cash expense items including depreciation and amortization of $96,366, amortization of interest of $21,644, stock warrants expense of $134,598, and stock-based compensation expense of $698,913, bad debt expense of $882 and changes in our assets and liabilities for accounts receivable of ($648), inventory of ($34,239), prepaid expenses of $162,477, accounts payable of $198,159, accrued expenses of $(87,986), and accrued interest payable of $(177,927).

For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of $5,569,684, offset by non-cash expense items including depreciation and amortization of $96,366, loss on extinguishment of debt of $864,000, change in fair value of a derivative liability by $340,000, amortization of interest – conversion features of $1,291,882, amortization of interest of $252,297, stock options expense of $491,441, and stock-based compensation expense of $442,784, and changes in our assets and liabilities for accounts receivable of ($500), inventory of ($65,489), prepaid expenses of $8,267, accounts payable of $84,323, accrued expenses of $929,059, and accrued interest payable of $60,437.

Investments

We had no cash provided by or used in investing activities during the three-month periods ended March 31, 2023 or March 31, 2022.

Financing

We received gross proceeds from the issuance of convertible notes payable of $3,000,001 during the three-month period ended March 31, 2023 which was offset by issuance costs of $537,750. Payments of approximately $1,161,792 were made toward the principal and accrued interest amounts for matured convertible notes payable issued in 2021 to both related and non-related parties.

We had no cash provided by or used in financing activities during the three-month period ended March 31, 2022.

Contractual Obligations and Commitments

At March 31, 2023, the Company had no financial commitments and was not committed to material contractual obligations for the design, production, delivery or assembly of its software platform or associated devices, or commercial leases.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2023, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, the Company hired a new Chief Financial Officer and a Vice President of Finance and Accounting in 2022, and a Controller in February 2023 to improve disclosure controls and procedures, and support additional segregation of financial and internal controls. Also, our Board approved our Audit Committee Charter in compliance with Nasdaq requirements. These additions will significantly decrease the risk associated with the identified material weaknesses including segregation of duties, design, and documentation of internal controls. However, we may need to hire additional qualified and experienced personnel to assist us in further remedying these material weaknesses, especially with our transactional accounting and the preparation of our financial statements. To that end, we plan to hire additional qualified individuals whose primary job responsibilities will be performing day-to-day accounting-related functions. Although the Company began mitigating certain limitations in the effectiveness of its system of controls and procedures during 2022 and the three month period ended March 31, 2023, based on the evaluation described above, and as a result, in part, of the timing of beginning to implement the mitigating improvements, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and have not significantly improved as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of May 2023. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023 we issued the following unregistered securities.

The Company issued 225,000 common shares and 225,000 warrants to purchase common shares for professional services.

The Company entered into a Purchase Agreement and Registration Rights Agreement issuing an aggregate of $3.5 million principal amount of convertible senior notes (the “Notes”) due in 2025 and accompanying warrants (the “Warrants”) to purchase common shares of the Company. The initial conversion price for the Notes is $2.28 per share of common stock. The Company issued 386,998 Warrants with an initial exercise price of $2.52 per Warrant. The Company completed a registration statement for 1,709,734 shares of common stock underlying the outstanding Notes and 386,998 shares of common stock underlying the Warrants which was effective April 21, 2023.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2023 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2023 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2023 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2023 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2023 this note was in default.

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

3.6 (8)	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023.

10.1 (6)	Executive Employment Agreement with David Gandini dated January 30th, 2023

10.2 (7)	Purchase Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023

10.3 (7)	Registration Rights Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023

10.4 (7)	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023

10.5 (7)	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 18, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on February 3, 2023.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on March 13, 2023.

(8)	Incorporated by reference from our Annual Report on Form 8-K, filed with the Commission on April 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: May 15, 2023		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

