Form 10-Q
period 2023-06-30
SOBR Safe, Inc.
filed 2023-08-09
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2023, there were 18,544,570 shares of common stock, $0.00001 par value, issued and outstanding.

SOBR SAFE, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2023, and 2022, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2023, and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023, and 2022, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2023		2022
ASSETS	(Unaudited)		(Audited)

Current assets
Cash	$5,675,979		$8,578,997
Accounts receivable	31,128		30,322
Inventory	263,360		215,493
Prepaid expenses	396,777		200,905
Total current assets	6,367,244		9,025,717
Operating lease right-of-use assets, net	316,960		-
Intellectual technology, net of accumulated amortization of $1,188,514 and $995,782 at June 30, 2023 and December 31, 2022, respectively	2,666,161		2,858,893
Other assets	43,358		27,427
Total Assets	$9,393,723		$11,912,037

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$410,920		$142,965
Accrued expenses	393,467		392,282
Accrued interest payable	92,728		469,691
Related party payables	1,887		1,887
Operating lease liabilities, current portion	62,477		-
Notes payable - related parties
* Includes unamortized debt discount related to warrants and beneficial conversion features of none and $145,548 at June 30, 2023 and December 31, 2022, respectively	11,810	*	866,262 *
Notes payable - non-related parties
* Includes unamortized debt discount related to warrants and beneficial conversion feature of none and $144,878 at June 30, 2023 and December 31, 2022, respectively	284,729	*	948,597 *
Total current liabilities	1,258,018		2,821,684

Operating lease liabilities - less current portion	253,531		-
Notes payable - non-related parties - less current portion
* Includes unamortized debt discount related to original issue discount, warrants and costs of issuance of $1,190,171 and none at June 30, 2023 and December 31, 2022, respectively	2,029,554	*	-
Accrued interest payable	50,208		-
Total Liabilities	3,591,311		2,821,684
Stockholders' Equity
Preferred stock, $0.00001 par value; 16,300,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022	-		-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022	-		-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022	-		-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, none and 3,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-		30
Common stock, $0.00001 par value; 100,000,000 shares authorized, 18,544,570 and 16,984,570 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	185		170
Treasury stock, at cost; 12,329 shares at June 30, 2023 and December 31, 2022	(38,015)		(38,015)
Additional paid-in capital	88,920,822		87,509,666
Accumulated deficit	(83,026,918)		(78,327,845)
Total SOBR Safe, Inc. stockholders' equity	5,856,074		9,144,006
Noncontrolling interest	(53,662)		(53,653)
Total Stockholders' Equity	5,802,412		9,090,353

Total Liabilities and Stockholders' Equity	$9,393,723		$11,912,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$37,601	$1,500	$85,469	$3,000
Cost of goods and services	16,576	-	46,640	1,100
Gross profit	21,025	1,500	38,829	1,900

Operating expenses:
General and administrative	1,899,383	1,358,480	3,484,333	2,221,579
Stock-based compensation expense	627,762	743,838	1,326,675	1,678,063
Research and development	193,175	485,184	374,093	532,644
Total operating expenses	2,720,320	2,587,502	5,185,101	4,432,286

Loss from operations	(2,699,295)	(2,586,002)	(5,146,272)	(4,430,386)

Other income (expense):
Other income, net	60,587	216,402	131,057	216,429
Gain (loss) on debt extinguishment, net	(26,125)	1,109,105	(26,125)	245,105
Gain on fair value adjustment – derivatives, net	-	1,380,000	-	1,040,000
Interest expense	(209,125)	(197,037)	(434,310)	(2,138,142)
Amortization of interest - beneficial conversion features	-	(110,849)	-	(691,071)
Total other income (expense), net	(174,663)	2,397,621	(329,378)	(1,327,679)

Loss before provision for income taxes	(2,873,958)	(188,381)	(5,475,650)	(5,758,065)

Provision for income taxes	-	-	-	-

Net loss	(2,873,958)	(188,381)	(5,475,650)	(5,758,065)
Net loss attributable to noncontrolling interest	4	5	9	9
Net loss attributable to SOBR Safe, Inc.	$(2,873,954)	$(188,376)	$(5,475,641)	$(5,758,056)

Basic and diluted loss per common share	$(0.16)	$(0.02)	$(0.31)	$(0.66)

Weighted average number of common shares outstanding	18,361,768	8,998,031	17,730,426	8,776,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

									Stockholders’
	Common Stock		Preferred Stock		Treasury Stock				Equity		Total
		Amount		Amount			Additional		(Deficit)		Stockholders’
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	SOBR Safe,	Noncontrolling	Equity
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2022	8,778,555	$88	-	$-	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units	16,667	-	-	-	-	-	-	-	-	-	-
Common stock issued for convertible debt	7,917	-	-	-	-	-	47,500	-	47,500	-	47,500
Common stock exchanged for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	-	-	(20)	-	-	-	-

Paid-in capital - fair value of stock options and restricted stock units	-	-	-	-	-	-	934,225	-	934,225	-	934,225
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	-	-	864,000	-	864,000	-	864,000
Net loss	-	-	-	-	-	-	-	(5,569,679)	(5,569,679)	(4)	(5,569,683)
Balances at March 31, 2022	7,803,139	$78	3,000,000	$30	-	$-	$58,887,152	$(63,041,171)	$(4,153,911)	$(53,640)	$(4,207,551)
Common stock and warrants issued in public equity offering, net of issuance costs	2,532,942	24	-	-	-	-	8,694,339	-	8,694,363	-	8,694,363
Additional common stock issued upon reverse stock split	1,012	-	-	-	-	-	-	-	-	-	-
Common stock issued for professional services	800,000	8	-	-	-	-	718,992	-	719,000	-	719,000
Common stock issued for restricted stock units vested	16,666	-	-	-	-	-	-	-	-	-	-
Paid-in capital - fair value of stock options and restricted stock units	-	-	-	-	-	-	761,437	-	761,437	-	761,437
Net loss	-	-	-	-	-	-	-	(188,376)	(188,376)	(5)	(188,381)
Balances at June 30, 2022	10,973,759	$110	3,000,000	$30	-	$-	$69,044,321	$(63,229,547)	$5,814,914	$(53,645)	$5,761,269

Balances at January 1, 2023	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	225,000	2	-	-	-	-	211,498	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units	-	-	-	-	-	-	698,913	-	698,913	-	698,913
Paid in capital - relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Net loss	-	-	-	-	-	-	-	(2,601,687)	(2,601,687)	(5)	(2,601,692)
Balances at March 31, 2023	17,209,570	$172	3,000,000	$30	(12,329)	$(38,015)	$88,071,861	$(80,152,964)	$7,881,084	$(53,658)	$7,827,426
Conversion of preferred stock to common stock	1,000,000	$10	(3,000,000)	$(30)	-	$-	$20	$-	$-	$-	$-
Common stock issued for restricted stock units vested	185,000	2	-	-	-	-	(2)	-	-	-	-
Common stock issued upon conversion of convertible debt	150,000	1	-	-	-	-	221,181	-	221,182	-	221,182
Paid-in capital - fair value of stock options and restricted stock units	-	-	-	-	-	-	627,762	-	627,762	-	627,762
Net loss	-	-	-	-	-	-	-	(2,873,954)	(2,873,954)	(4)	(2,873,958)
Balances at June 30, 2023	18,544,570	$185	-	$-	(12,329)	$(38,015)	$88,920,822	$(83,026,918)	$5,856,074	$(53,662)	$5,802,412

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Six Months Ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(5,475,650)	$(5,758,065)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	192,732	192,732
Amortization of interest - conversion features	-	709,121
Amortization of interest	103,445	423,782
(Gain) loss on extinguishment of debt	26,125	(245,105)
Change in fair value of derivative liability	-	(1,040,000)
Stock warrants expense	182,901	655,346
Stock-based compensation expense	1,326,675	1,678,063
Non-cash interest expense	29,638	-
Non-cash lease expense	13,747	-
Bad debt expense	1,132	-
Changes in assets and liabilities:
Accounts receivable	(1,938)	(1,250)
Inventory	(47,867)	(132,849)
Prepaid expenses	398,521	(243,952)
Other assets	(15,931)	(3,151)
Accounts payable	341,425	(20,109)
Accrued expenses	1,185	1,011,586
Accrued interest payable	(324,083)	113,451
Related party payables	-	(60,976)
Operating lease liabilities	(14,699)	-

Net cash used in operating activities	(3,262,642)	(2,721,376)

Financing Activities:
Proceeds from notes payable - non-related parties	3,000,001	-
Repayments of notes payable - non-related parties	(1,102,627)	(55,083)
Repayments of notes payable - related parties	(1,000,000)	-
Debt issuance costs	(537,750)	-
Proceeds from public equity offering	-	10,004,245
Cost of public equity offering	-	(1,309,882)
Repayments of convertible debenture payable	-	(3,048,781)
Net cash provided by financing activities	359,624	5,590,499

Net Change In Cash	(2,903,018)	2,869,123

Cash At The Beginning Of The Period	8,578,997	882,268

Cash At The End Of The Period	$5,675,979	$3,751,391

Schedule Of Non-Cash Investing And Financing Activities:
Issuance of common stock and warrants for prepaid services	$373,981	$-
Non-related party debt converted to capital	$341,998	$47,500
Operating lease right-of-use assets and liabilities	$330,707	$-
Financing of prepaid insurance premiums	$293,882	$(274,589)
Conversion of preferred stock to common stock	$30	$-
Conversion of common stock to preferred stock	$-	$30
Derecognition of convertible debenture	$-	$3,048,781
Reacquisition value of convertible debenture	$-	$(3,912,781)
Fair value of shares issued for services	$-	$(719,000)
Reclassification of common shares from reverse stock split	$-	$155

Supplemental Disclosure:
Cash paid for interest	$439,280	$10,379
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company”, “we”, “us”, and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patented touch-based alcohol detection products, SOBRcheck™ and SOBRsure™, enabling non-invasive alcohol detection, biometric identity verification, and real-time cloud-based alerts and reporting. Currently our principal markets are in North America.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2023 and December 31, 2022, and its results of operations and cash flows for the three and six-month periods ended June 30, 2023 and 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, TransBiotec-CA, of 98.6%. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived and intangible assets including the intellectual technology, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, accrued interest payable, related party payables, notes payable, and other liabilities. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

At June 30, 2023 and December 31, 2022, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at June 30, 2023 and December 31, 2022.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts at June 30, 2023 and December 31, 2022.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for excess inventory or obsolescence at June 30, 2023 and December 31, 2022.

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

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations under other income (expense).

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the consolidated balance sheets.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.4% at June 30, 2023 and December 31, 2022. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the six-month periods ended June 30, 2023 and 2022.

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

Contracts for Purchase of Hardware Devices Only

Where hardware devices are sold separately by the Company, the entire transaction price is allocated to the device as an individual performance obligation and revenue is recognized at a point in time when either legal title, physical possession or the risks and rewards of ownership have transferred to the customer. Generally, these requirements are satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under the Company’s standard terms and conditions of the purchase.

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

Estimated costs for the Company’s standard one-year warranty are charged to cost of goods and services when revenue is recorded for the related product. Royalties are also charged to cost of goods and services.

Leases

The Company determines if an arrangement is or contains a lease at inception. Leases with an initial term of twelve months or less are considered short-term leases and are not recognized on the Company’s consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are recognized on the consolidated balance sheets for leases with an expected term greater than twelve months. Operating lease ROU assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at inception based on the present value of lease payments over the lease term. When the rate implicit in the lease is not determinable, the Company uses its estimated secured incremental borrowing rate in determining the present value of lease payments. The lease expense for fixed lease payments is recorded on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred. The Company has elected not to separate lease and non-lease components.

Stock-based Compensation

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock estimated over the expected term of the awards. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.  The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Research and Development

Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality and design of its products.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $97,106 and $45,519 during the six-month periods ended June 30, 2023 and 2022, respectively. Advertising and marketing costs were $75,715 and $30,185 during the three-month periods ended June 30, 2023 and 2022, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2023 and December 31, 2022 as these have been offset by a 100% valuation allowance.

Loss Per Share

Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, including stock options, warrants and convertible instruments.  Diluted net loss per share excludes all potentially issuable shares if their effect is anti-dilutive.  Because the effect of the Company’s dilutive securities is anti-dilutive, diluted net loss per share is the same as basic loss per share for the periods presented.

Concentrations

Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash at two domestic financial institutions. The Company is exposed to credit risk in the event of a default by the financial institutions to the extent that cash balances are in excess of the amount insured by the Federal Deposit Insurance Corporation of up to $250,000 per institution. The Company places its cash with high-credit quality financial institutions and is managed within established guidelines to mitigate risk. To date, the Company has not experienced any loss on its cash.

Concentration of Customers – The Company’s sales during the six months ending June 30, 2023 and 2022, have been made to a limited number of customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers.

Concentration of Suppliers – The Company relies on a limited number of component and contract suppliers to assemble its product. If supplier shortages occur, or quality problems arise, production schedules could be significantly delayed or costs could significantly increase, which could in turn have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

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

The Company early adopted ASU 2020-06 effective January 1, 2023 using the modified retrospective method whereby the cumulative effect of the change is recognized as an adjustment to the opening balance of retained earnings at the date of adoption. On January 1, 2023, the Company recorded an increase to retained earnings (accumulated deficit) of $776,569 and a decrease to additional paid-in capital of $909,214 to fully remove the unamortized debt discount related to beneficial conversion features of $132,646.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. None of these reclassifications had a material impact on the condensed consolidated financial statements.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future.

As of June 30, 2023, the Company has an accumulated deficit of approximately $83.0 million. During the six months ended June 30, 2023, the Company experienced negative cash flows from operating activities of approximately $3.3 million.

Management believes that cash balances of approximately $5.7 million and positive working capital of $5.1 million at June 30, 2023 provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued. Further, actions presently being taken to generate product and services revenues and positive cash flows, in addition to the Company’s ability to implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of June 30, 2023.

NOTE 3. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2023	2022
Component parts	$112,045	$68,643
Finished goods	151,315	146,850
Inventory	$263,360	$215,493

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2023	2022
Insurance	$336,739	$150,344
Deposit	-	15,736
Other	60,038	34,825
Prepaid expenses	$396,777	$200,905

A portion of the prepaid insurance premiums were financed under agreements as described in Note 8.

NOTE 5. LEASES

The Company leases its corporate headquarters office space and certain office equipment under arrangements classified as operating leases.

The Company entered into its lease agreement to rent office space for a twelve-month period beginning July 1, 2022 with a monthly base rent of $9,744.  The lease did not contain renewal options and was considered a short-term lease at inception. In April 2023, the Company executed an amendment to extend the term of the lease from July 1, 2023 through September 30, 2026. The amended lease provides for monthly base rent of $9,744 through September 2024, with fixed escalating monthly base rent for each year thereafter, and no rent due for the months of July through September 2023.

The Company determined that the amendment results in a lease modification that is not accounted for as a separate contract.  Further, due to the extension of the lease term beyond the initial 12 months, the office lease can no longer be considered a short-term lease. The Company has recorded a right-of-use asset and lease liability as of April 17, 2023 (the effective date of the amendment) based on the modified terms and conditions of the amended lease.

The Company entered into a lease agreement for copier equipment in June 2023, requiring monthly lease payments of $329 through May 2026.

For the six-month period ended June 30, 2023, total operating lease expense was $98,352, of which $14,025 was attributable to variable lease expenses, and $65,375 was attributable to short-term lease expense. For the three-month period ended June 30, 2023, total operating lease expense was $49,459, of which $14,025 was attributable to variable lease expenses, and $16,482 was attributable to short-term lease expense.  For the three and six-month periods ended June 30, 2022, total operating lease expense was $28,397 and $64,778, respectively, all of which was attributable to short-term lease expense.

Operating lease obligations recorded on the consolidated balance sheet at June 30, 2023 are as follows:

Operating lease liabilities, current portion	$62,477
Operating lease liabilities - less current portion	253,531
Total Operating Lease Liabilities	$316,008

Future lease payments included in the measurement of operating lease liabilities on the consolidated balance sheet at June 30, 2023 are as follows:

2023	$31,206
2024	121,831
2025	125,644
2026	95,063
Total future minimum lease payments	373,744
Less imputed interest	(57,736)
Total Operating Lease Liabilities	$316,008

The weighted average remaining lease term is 39 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets include the Company’s intellectual technology and consist of the following:

	June 30,	December 31,
	2023	2022
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(1,188,514)	(995,782)
Intangible assets, net	$2,666,161	$2,858,893

Amortization period (in years)	10	10

Amortization expense was $192,732 for each of the six-month periods ended June 30, 2023 and 2022 and was $96,366 for each of the three-month periods ended June 30, 2023 and 2022 and is included in general and administrative expenses in the condensed consolidated statements of operations.

As of June 30, 2023, estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$192,732	$385,464	$385,464	$385,464	$385,464	$931,573

NOTE 7. RELATED PARTY TRANSACTIONS

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 10). On April 20, 2023 the 3,000,000 Series B Convertible Preferred shares were converted to 1,000,000 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in the transfer of value.

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Notes payable to related parties consist of the following:

	June 30, 2023	December 31, 2022
Convertible Notes Payable with Warrants - 2021 Debt Offering	$-	$1,000,000
Non-Convertible Note Payable	11,810	11,810
Unamortized Debt Discount	-	(145,548)
Net Related Party Notes Payable	$11,810	$866,262
Current Portion	(11,810)	(866,262)
Net Long-Term Portion	$-	$-

Total interest expense for related party notes was $90,338 and $307,462 for the six-month periods ended June 30, 2023 and 2022, respectively. Total interest expense for related party notes was $5,661 and $154,575 for the three-month periods ended June 30, 2023 and 2022, respectively.

Related Party Convertible Notes Payable with Warrants - 2021 Debt Offering

During March, April, and May 2021, as a part of a 2021 Debt Offering, the Company issued thirteen convertible notes payable to related parties with principal balances totaling $1,000,000. The notes, secured by the Company’s patents and patent applications, were convertible into the Company’s common stock at $9 per share, and were due 24 months after issuance. Each of the notes was issued with detached free-standing warrants to purchase the Company’s common stock at $9 per share.  The notes included interest at 12% which the noteholders could elect to have paid in cash monthly or have the interest accrue and be payable on the maturity date, if not sooner converted.

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion features in the condensed consolidated statements of operations and was none and $111,328 for the six-month periods ended June 30, 2023 and 2022, respectively, and was none and $55,971 for the three-month periods ended June 30, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $66,843 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 Debt Offering was allocated to the stock warrants based on their relative fair value, resulting in a debt discount of $551,001 which was amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $62,837 and $136,629 for the six-month periods ended June 30, 2023 and 2022, respectively, and was $3,886 and $68,686 for the three-month periods ended June 30, 2023 and 2022, respectively.

The Company fully repaid the remaining principal and accrued interest on the notes in March and April 2023. A portion of the notes were repaid prior to their stated maturities in April and May 2023. As a result, the Company recorded a loss on debt extinguishment of $15,868 equal to the remaining unamortized debt discount on the notes at the time of repayment.

Related Party Non-Convertible Note Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of June 30, 2023 and December 31, 2022. The note carries an interest rate of 0%. The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	June 30, 2023	December 31, 2022
Convertible Notes Payable with Warrants - 2023 Debt Offering	$3,219,725	$-
Convertible Notes Payable with Warrants - 2021 Debt Offering	-	1,005,000
Convertible Notes Payable	9,183	9,183
Non-Convertible Notes Payable	17,500	17,500
Premium Financing Notes Payable	258,046	61,792
Unamortized Debt Discount	(1,190,171)	(144,878)
Net Non-Related Party Notes Payable	$2,314,283	$948,597
Current Portion	(284,729)	(948,597)
Net Long-Term Portion	$2,029,554	$-

Total interest expense for non-related party notes was $343,343 and $314,616 for the six-month periods ended June 30, 2023 and 2022, respectively. Total interest expense for non-related party notes was $203,149 and $158,480 for the three-month periods ended June 30, 2023 and 2022, respectively.

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

On May 10, 2023, noteholders elected to convert a total of $341,999 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 150,000 shares of the Company’s common stock at $2.28 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $309,688, as well as accrued interest of $32,311.

Convertible Notes Payable with Warrants - 2021 Debt Offering

During March, April, and May 2021, as part of a 2021 Debt Offering, the Company issued sixteen convertible notes payable to non-related parties with principal balances totaling $1,005,000. The notes, secured by the Company’s patents and patent applications, were convertible into the Company’s common stock at $9 per share, and were due 24 months after issuance. Each of the notes was also issued with detached free-standing warrants to purchase the Company’s common stock at $9 per share. The notes included interest at 12% which the noteholders could elect to have paid in cash monthly or have the interest accrue and be payable on the maturity date, if not sooner converted.

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion features in the condensed consolidated statements of operations and was none and $114,108 for the six-month periods ended June 30, 2023 and 2022, respectively, and was none and $57,369 for the three-month periods ended June 30, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $65,803 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 Debt Offering was allocated to the stock warrants based on their relative fair value, resulting in a debt discount of $541,707 which was amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $68,818 and $134,313 for the six-month periods ended June 30, 2023 and 2022, respectively, and was $3,895 and $67,528 for the three-month periods ended June 30, 2023 and 2022, respectively.

The Company fully repaid the remaining principal and accrued interest on the notes in March and April 2023. A portion of the notes were repaid prior to their stated maturities in April and May 2023. As a result, the Company recorded a loss on debt extinguishment of $10,257 equal to the remaining unamortized debt discount on the notes at the time of repayment.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of June 30, 2023 and December 31, 2022.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $32.29 per share. The notes were due in February and March 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of June 30, 2023, and December 31, 2022. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Notes Payable

On May 25, 2022, the Company entered into a financing agreement for payment of its annual insurance premiums for coverage from May 2022 through May 2023 totaling $349,455. The financing agreement required an initial down payment of $74,866 with the remaining amount of $274,589 financed for a nine-month period at an annual interest rate of 4.37% with monthly payments of $31,068 beginning in June 2022. The note was paid in full in February 2023.

On June 15, 2023, the Company entered into a financing agreement for payment of its annual insurance premiums for coverage from May 2023 through May 2024 totaling $367,352. The financing agreement required an initial down payment of $73,470 with the remaining amount of $293,882 financed for an eight-month period at an annual interest rate of 8.49% with monthly payments of $37,914 beginning in June 2023.

NOTE 9. COMMON STOCK

The Company’s common stock transactions for the six months ended June 30, 2023, consist of the following:

The Company issued 225,000 shares of common stock to a consultant for investor relations services to be provided over a six-month period.

The Company issued 185,000 shares of its common stock for RSUs vested in April and June 2023.

The Company issued 150,000 shares of its common stock upon conversion of a portion of the Notes issued in the 2023 Debt Offering.

The Company exchanged 3,000,000 shares of Series B Convertible Preferred Stock with related parties for 1,000,000 shares of common stock (see Notes 7 and 10).

NOTE 10. PREFERRED STOCK

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

On March 1, 2022, the 3,000,000 Series B Convertible Preferred shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company. The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the underwriting offering and listing on Nasdaq. On April 20, 2023 the 3,000,000 Series B Convertible Preferred shares were converted back into 1,000,000 shares of the Company’s common stock. Neither the exchange nor the conversion resulted in any value transfer.

NOTE 11. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company accounts for share-based compensation stock options and restricted stock units, and non-employee stock warrants under ASC 718, whereby costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black-Scholes pricing or the Monte Carlo simulation option pricing models for stock options and warrants, and the closing price of our common stock on the grant date for restricted stock units. Unless otherwise provided for, the Company covers equity instrument exercises by issuing new shares.

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

On May 18, 2022, the Company issued through an underwritten public offering 4,705,884 Offering Warrants, 424,116 Underwriter Warrants, and 141,177 Representative Warrants to purchase common stock of the Company at exercise prices of $4.25, $4.25 and $5.3125 per share, respectively. The warrants expire five years from the date of issuance and were valued using the Monte Carlo simulation option pricing model at approximately $5,700,000. The exercise price on the Offering Warrants and Underwriter Warrants was reduced to $2.125 per share in September 2022 in accordance with a down-round provision contained in those warrants.

In January 2023, the Company entered into a consulting agreement for professional services to be provided over a 6-month period in exchange for the issuance of 225,000 common shares and 225,000 warrants to purchase shares of common stock at $1.35 per share.  The warrants expire three years from the date of issuance. The warrants were valued at $162,481 using the Black-Scholes model on the date of issuance, which was recognized over the six month term of the agreement.

On March 9, 2023, in conjunction with the 2023 Debt Offering (see Note 8), the Company issued a total of 386,998 warrants to purchase shares of common stock at $2.52 per share. The warrants expire five years from the date of issuance. Total proceeds from the 2023 Debt Offering were allocated to the warrants based on their relative fair value, resulting in $398517 allocated to the warrants after issuance costs.

The fair values of stock warrants granted during the six-month periods ended June 30, 2023 and 2022 were determined based on the following assumptions:

	June 30, 2023	June 30, 2022
Exercise Price	$1.35 - 2.52	$4.25 - 6.00
Dividend Yield	0%	0%
Volatility	162-209%	110-160%
Risk-free Interest Rate	4.56-4.73%	2.45-2.89%
Expected Term	1.5 - 2.5 Years	5 - 7 Years

The following tables summarize the changes in the Company’s outstanding warrants during the six-month periods ended June 30, 2023 and 2022:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	5,372,803	$4.25 – 6.00	n/a	$4.31	$-
Warrants Exercised	-	$-		$-	$-
Warrants Expired	-	$-		$-	$-
Balance at June 30, 2022	6,209,267	$1.50 – 9.00	4.74 Years	$4.64	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	10,387,877	$1.35 – 9.00	5.11 Years	$1.92	$-
Warrants Granted	611,998	$1.35 – 2.52	n/a	$2.09	$-
Warrants Exercised	-	$-		$-	$-
Warrants Expired	(334,166)	$9.00		$9.00	$-
Balance at June 30, 2023	10,665,709	$1.35 – 5.31	4.73 Years	$1.71	$-

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,282,823 shares of the Company’s common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan provisions provide automatically increasing the shares authorized for issuance under the Plan on February 1st of each year by 5% of the total number of shares of common stock outstanding on December 31st of the preceding year. In January 2022 and June 2023, the stockholders approved amendments to increase the shares authorized under the Plan to 1,733,333 and 3,500,000 shares, respectively.

The Company generally determines the fair value of the share-based compensation expense on the grant date and recognizes the expense over the period of vesting or period that services will be provided.

Stock Options

At June 30, 2023 and December 31, 2022, the Company had outstanding stock options of 1,936,582 and 1,086,813, respectively, that were granted under the Plan.  In addition, there were 16,769 stock options outstanding at June 30, 2023 and December 31, 2022 that were not granted under the Plan.

In total for the six months ended June 30, 2023 and 2022, the Company recorded $842,455 and $926,456, respectively, of share-based compensation expense related to stock options. In total for the three months ended June 30, 2023 and 2022, the Company recorded $456,487 and $435,015, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of June 30, 2023 was $1,848,387 which will be recognized over a weighted average period of 21 months.

The weighted average grant date fair value per option granted during the six-month periods ended June 30, 2023 and 2022 was $1.90 and $2.07, respectively. The fair value was estimated at the grant date using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2023	June 30, 2022
Exercise Price	$1.88 – 2.32	$8.25 – 9.08
Dividend Yield	0%	0%
Volatility	148%-207%	191%-192%
Risk-free Interest Rate	4.09-4.40%	0.78%-1.52%
Expected Term	2.7 - 5.8 Years	2.0 – 3.0 Years

The following tables summarize the changes in the Company’s outstanding stock options during the six-month periods ended June 30, 2023 and 2022:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.79 – 10.74	6.21 Years	$3.39	$5,804,517
Options Granted	70,000	8.25 – 9.08	1.58 Years	8.29	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	-	-	-	-	-
Balance at June 30, 2022	1,123,356	$0.79 – 10.74	5.46 Years	$3.70	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	1,103,583	$0.79 - 9.30	5.33 Years	$1.71	$-
Options Granted	850,000	$1.88 - 2.32	7.91 Years	$2.26	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	-	-	-	-	-
Balance at June 30, 2023	1,953,583	$0.79 - 9.30	6.06 Years	$1.95	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2022	930,573	$0.79 - 9.30	5.83 Years	$1.60	$-
Exercisable at June 30, 2023	1,173,005	$0.79 - 9.30	5.29 Years	$1.67	$-

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested.

The following tables summarize RSU activity under the Plan for the six-month periods ended June 30, 2023 and 2022:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2021	133,585	$8.56	0.97 Years
Granted	41,667	6.92	0.52 Years
Cancelled	-	-	-
Vested	(16,667)	7.50	-
Unvested at June 30, 2022	158,585	$8.17	0.49 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	380,000	$2.17	0.74 Years
Granted	-	-	-
Cancelled	(80,000)	2.17	0.58 Years
Vested	(185,000)	2.17	0.55 Years
Unvested at June 30, 2023	115,000	$2.17	1.17 Years

In total for the six months ended June 30, 2023 and 2022, the Company recorded $484,220 and $751,607, respectively, in stock-based compensation expense related to RSUs. In total for the three months ended June 30, 2023 and 2022, the Company recorded $171,275 and $308,823, respectively, in stock-based compensation expense related to RSUs. As of June 30, 2023, total unrecognized compensation cost related to RSUs was $106,950 which will be recognized over a period of six months.

Executive Officer Stock Options and RSUs

The Company had 980,705 and 537,371 outstanding stock options for executive officers as of June 30, 2023 and December 31, 2022, respectively, with exercise prices ranging from $0.79 to $2.39 per share.

The Company had 200,000 unvested RSUs for executive officers as of December 31, 2022, of which 150,000 vested and 50,000 were cancelled during the six months ended June 30, 2023. There were no unvested RSUs for executive officers at June 30, 2023.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs.  As of June 30, 2023 and December 31, 2022, the Company has accrued $11,164 plus accrued interest of approximately $19,000. In connection with the closing of our 2020 asset purchase transaction, in the event the Company is required to pay any money related to this lawsuit, the seller agreed to pay the amount for the Company in exchange for shares of our common stock.

In June 2023, the Company reached a settlement with a former employee for $60,000. This amount is included in accrued expenses at June 30, 2023 and was paid in July 2023.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 9, 2023, which is the date the condensed consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the six months ended June 30, 2023.

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

Our second device, the SOBRsure™, is our transdermal, alcohol-detecting wearable wristband that uses the same SOBRsafe™ hardware/software technology platform for ongoing, real-time alcohol monitoring and GPS tracking. The primary intended applications include probation management, fleet & facility, outpatient alcohol rehabilitation, commercial fleets and youth drivers. The wearable wristband is in commercial production and available for sale in the third quarter of 2023.

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

Business Outlook and Challenges

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales, 2) distributors and 3) licensing & integration. We currently employ four highly experienced sales professionals. We have signed fifteen distributors, representing 66 additional sales professionals actively introducing our solutions to established companies in drug and alcohol testing, rehabilitation, justice, workplace, fleet, telematics, and oil and gas verticals  . Finally, initial licensing & integration discussions are underway, and we anticipate hiring an expert in this field in 2023 to formulate and execute a global expansion plan.

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

On March 9, 2023, the Company received approximately $2,500,000 of net proceeds from the Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The March 2023 Debt Offering required that the $2,005,000 of the convertible notes payable due in March, April and May 2023 be paid by April 24, 2023. Total principal balances of the convertible notes at March 31, 2023 are $905,000 and are payable at $155,000 and $750,000 in April 2023 and May 2023, respectively. On April 12, 2023, the Company prepaid the principal and all accrued interest for the convertible notes due in April and May 2023.

Management believes that cash balances of approximately $5,700,000 and positive working capital of $5,100,000 at June 30, 2023 provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued. Further, actions presently being taken to generate product and services revenues and positive cash flows, in addition to the Company’s ability to implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of June 30, 2023.

Additional capital may be required under the following circumstances: 1) accelerated customer acquisition increasing capital outlay, 2) advanced purchasing of materials, 3) acquisition of new technology, 4) potential acquisition of a key asset, and 5) global expansion.

Results of Operations for Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Summary of Results of Operations

	Three Months Ended June 30,
	2023	2022
Revenues	$37,601	$1,500
Cost of goods and services	16,576	-
Gross profit	21,025	1,500

Operating expenses:
General and administrative	1,899,383	1,358,480
Stock-based compensation expense	627,762	743,838
Research and development	193,175	485,184

Total operating expenses	2,720,320	2,587,502

Loss from operations	(2,699,295)	(2,586,002)

Other income (expense):
Other income, net	60,587	216,402
Gain (loss) on extinguishment of debt, net	(26,125)	1,109,105
Gain on fair value adjustment – derivatives, net	-	1,380,000
Interest expense	(209,125)	(197,037)
Amortization of interest – beneficial conversion features	-	(110,849)
Total other income (expense), net	(174,663)	2,397,621

Net loss	$(2,873,958)	$(188,381)

Operating Loss; Net Loss

Our operating loss increased slightly by $113,293 from $2,586,002 for the three months ended June 30, 2022 to $2,699,295 for the three months ended June 30, 2023. The change in our operating loss for the three months ended June 30, 2023, compared to the same prior year period, is primarily a result in acceleration of our planned strategic operational activities resulting in increases for general and administrative expenses primarily in employee headcount, and sales and marketing activities. These planned increases have been offset by a reduction in research and development expense, and stock-based compensation expense.

Our net loss increased by $2,685,577 from $188,381 for the three-month period ended June 30, 2022 to $2,873,958 for the three-month period ended June 30, 2023. This change was primarily driven by certain one-time items included in Other income (expense) for the three months ended June 30, 2022 including gains on the extinguishment of debt and fair value adjustments to derivatives of approximately $1.5 million that positively impacted the Company’s financial results for that period. The changes are detailed below.

Revenue

The Company progressed to commercial production of its SOBRcheckTM device in the first quarter of 2022 and began executing customer agreements. Revenues of $37,601 for the three-month period ended June 30, 2023 have increased by $36,101 as compared to the prior year period of $1,500. This increase is primarily driven by increased sales of our SOBRcheckTM device of $10,964 and recurring software subscription revenues of $25,137.

Gross Profit

The cost of goods and services for the three months ended June 30, 2023 was $16,576 resulting in a gross profit of $21,025 and a gross margin of 56%. Where the Company generated limited revenue from software subscriptions and the Company’s SOBRsafeTM software platform in the final stages of development, during the three months ended, June 30, 2022, no cost of services was recognized. Due to the limited history of generating revenue, the gross profit and gross margin for the three months ended June 30, 2023 and 2022 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $540,903, from $1,358,480 for the three-month period ended June 30, 2022 to $1,899,383 for the three-month period ended June 30, 2023. This increase is primarily attributable to higher payroll and benefits expenses of $267,682 from a planned increase in employee headcount. Other items contributing to the increase in general and administrative expenses include increases in professional services of $67,740, marketing and business development expenses of $60,381, insurance expense of $52,550, travel-related expenses of $31,530, and rental expense of $21,346.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $627,762 for the three months ended June 30, 2023, compared to $743,838 for the three months ended June 30, 2022.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees that is recognized over the period of service.

Research and Development

Research and development expenses decreased by $292,009, to $193,175 for the three months ended June 30, 2023, compared to $485,184 for the three months ended June 30, 2022.  The decrease in research and development is due to the Company finalizing development of our SOBRsure™ device during the three months ended June 30, 2023 which entered into commercial production and sale of the device in early third quarter of 2023. This is compared to research and development expense during the same period in the prior year related to the final development of both the SOBRsafeTM software platform and the SOBRcheckTM device.

Other Income, net

Other income, net decreased by $155,815 from $216,402 for the three months ended June 30, 2022 to $60,587 for the three months ended June 30, 2023. For the three months ended June 30, 2023, other income primarily consisted of interest earned on cash deposits. For the three months ended June 30, 2022, other income primarily consisted of employee tax retention credits applied for and received under the CARES Act.

Gain (Loss) on Extinguishment of Debt, net

During the three months ended June 30, 2023, we recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021. During the three months ended June 30, 2022, we recorded a net gain on extinguishment of debt of $1,109,105 related to the payoff of a $3,048,751 convertible debenture issued in 2021.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives resulted in a gain of $1,380,000 for the three-month period ended June 30, 2022, which was related to financial instruments issued in September 2021 that contained an embedded derivative liability component. We did not have any outstanding financial instruments that contained derivative liability components during the three-month period ended June 30, 2023. The gain or loss related to the instruments is affected by the price of our common stock.

Interest Expense

Interest expense was relatively consistent for the three-month periods ended June 30, 2023 and 2022, increasing by $12,088, from $197,037 for the three months ended June 30, 2022 to $209,125 for the three months ended June 30, 2023.

Amortization of Interest – Beneficial Conversion Features

During the three months ended June 30, 2023, the Company had amortization of interest – beneficial conversion features expense of none compared to $110,849 during the three months ended June 30, 2022.  The expense for the three-month period ending June 30, 2022 was related to the amortized discount on convertible notes payable.

Results of Operations for Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Summary of Results of Operations

	Six Months Ended June 30,
	2023	2022
Revenues	$85,469	$3,000
Cost of goods and services	46,640	1,100
Gross profit	38,829	1,900

Operating expenses:
General and administrative	3,484,333	2,221,579
Stock-based compensation expense	1,326,675	1,678,063
Research and development	374,093	532,644

Total operating expenses	5,185,101	4,432,286

Loss from operations	(5,146,272)	(4,430,386)

Other income (expense):
Other income, net	131,057	216,429
Gain (loss) on extinguishment of debt, net	(26,125)	245,105
Gain on fair value adjustment – derivatives, net	-	1,040,000
Interest expense	(434,310)	(2,138,142)
Amortization of interest – beneficial conversion features	-	(691,071)
Total other income (expense), net	(329,378)	(1,327,679)

Net loss	$(5,475,650)	$(5,758,065)

Operating Loss; Net Loss

Our operating loss increased by $715,886 from $4,430,386 for the six-month period ended June 30, 2022 compared to $5,146,272 for the six-month period ended June 30, 2023. The change in our operating loss for the six months ended June 30, 2023, compared to the same prior year period, is primarily a result in acceleration of our planned strategic operational activities resulting in increases for general and administrative expenses primarily in employee headcount, and sales and marketing activities. These planned increases have been offset by a reduction in research and development expense, costs associated with financing activities including interest expenses and other financing related costs, and stock-based compensation expense.

Our net loss decreased by $282,415 from $5,758,065 for the six-month period ended June 30, 2022 compared to $5,475,650 for the six-month period ended June 30, 2023. The increase in the operating loss of $715,886 for the six-month period ended June 30, 2023 from the prior year period was further increased by a reduction in other income and certain favorable one-time items occurring during the six month period ended June 30, 2022 including gains on the extinguishment of debt and fair value adjustments for derivatives. These items have been offset by favorable reductions in interest expense and amortization of interest for beneficial conversion features. The changes are detailed below.

Revenue

The Company progressed to commercial production of its SOBRcheckTM device in the first quarter of 2022 and began executing customer agreements. During the six-month period ended June 30, 2023, the Company increased revenues by $82,469 to $85,469 as compared to $3,000 for same period in 2022. This increase during the six-month period in 2023 is primarily driven by increased sales of our SOBRcheckTM device by $34,742 and recurring software subscription revenues by $47,727 as compared to the prior year period.

Gross Profit

The cost of goods and services for the six months ended June 30, 2023 was $46,640 resulting in a gross profit of $38,829 and a gross margin of 45%. The cost of goods and services for the six months ended June 30, 2022 was $1,100 resulting in a gross profit of $1,900 and a gross margin of 63%. Due to the limited history of generating revenue, the gross profit and gross margins for the six months ended June 30, 2023 and 2022 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $1,262,754, from $2,221,579 for the six-month period ended June 30, 2022 to $3,484,333 for the six-month period ended June 30, 2023. This increase is primarily due to increases in our employee compensation and benefits of $518,461 as a result of our increased employee headcount, in addition to increases in professional, legal and consulting services of $362,100, insurance expense of $128,057, travel-related expenses of $69,937, marketing and business development expenses of $51,496, and rental expense of $33,753.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $1,326,675 for the six months ended June 30, 2023, compared to $1,678,063 for the six months ended June 30, 2022.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees that is recognized over the period of service.

Research and Development

Research and development expenses decreased by $158,551, to $374,093 for the six months ended June 30, 2023, compared to $532,644 for the six months ended June 30, 2022. The decrease in research and development is due to the Company finalizing development of our SOBRsure™ device during the six months ended June 30, 2023 which entered into commercial production and sale of the device in early third quarter of 2023. This compared to research and development expense during the same period in the prior year related to the final development of both the SOBRsafeTM software platform and the SOBRcheckTM device, and the inception of research and development costs for the SOBRsure™ device.

Other Income, net

Other income, net decreased by $85,372 from $216,429 for the six months ended June 30, 2022 to $131,057 for the six months ended June 30, 2023. For the six months ended June 30, 2023, other income primarily consisted of interest earned on cash deposits. For the six months ended June 30, 2022, other income primarily consisted of employee tax retention credits applied for and received under the CARES Act.

Gain (Loss) on Extinguishment of Debt, net

During the six months ended June 30, 2023, we recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021. During the six months ended June 30, 2022, we recorded a net gain on extinguishment of debt of $1,109,105 related to the payoff of a $3,048,751 convertible debenture issued in 2021, net of a loss recorded for a modification to the terms of the original warrants issued with the convertible debenture.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a gain of $1,040,000 for the six-month period ended June 30, 2022, which was related to financial instruments issued in September 2021 that contained an embedded derivative liability component. We did not have any outstanding financial instruments that contained derivative liability components during the six-month period ended June 30, 2023. The gain or loss related to the instruments are affected by the price of our common stock.

Interest Expense

Interest expense decreased by $1,703,832, from $2,138,142 for the six-month period ended June 30, 2022 to $434,310 for the six-month period ended June 30, 2023. This decrease is mainly due to $914,634 of default penalties on a convertible debenture that are included in interest expense for the six months ended June 30, 2022. The remaining decrease is attributable to lower amortization expense related to debt discounts.

Amortization of Interest – Beneficial Conversion Features

During the six months ended June 30, 2023, the Company had amortization of interest – beneficial conversion features expense of none compared to $691,071 during the six months ended June 30, 2022.  The expense for the six-month period ending June 30, 2022 was related to the amortized discount on convertible notes payable.

Liquidity and Capital Resources for Six Months Ended June 30, 2023 Compared to December 31, 2022

Introduction

During the six months ended June 30, 2023, because of our operating losses, we did not generate positive operating cash flows.  Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future. Our cash on hand as of June 30, 2023 was $5,675,979 and our current normalized monthly operating cash flow burn rate is approximately $500,000.  Management believes cash balances and positive working capital at June 30, 2023 will provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued. Further, actions presently being taken to generate product and services revenues and positive cash flows, in addition to the Company’s ability to implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of June 30, 2023.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2023 and as of December 31, 2022, respectively, are as follows:

	June 30, 2023	December 31, 2022	Change
Cash	$5,675,979	$8,578,997	$(2,903,018)
Total Current Assets	6,367,244	9,025,717	(2,658,473)
Total Assets	9,393,723	11,912,037	(2,518,314)
Total Current Liabilities	1,258,018	2,821,684	(1,563,666)
Total Liabilities	3,591,311	2,821,684	769,627

Our current assets and total assets decreased as of June 30, 2023, as compared to December 31, 2022, by approximately $2.7 million primarily due to the ongoing use of cash flow of approximately $2.9 million to support ongoing operations as evidenced by our normalized monthly operating cash flow burn rate of approximately $0.5 million, offset by an increase in prepaid insurance premiums of approximately $0.2 million.

Our current liabilities decreased as of June 30, 2023, as compared to December 31, 2022, by approximately $1.6 million. This decrease was primarily due to payments made to principal and interest amounts owed to holders of convertible debt notes payable of approximately $2.2 million which matured during the six-month period ending June 30, 2023, offset by increases in operating accounts payable of approximately $0.3 million and the financing of insurance premiums of approximately $0.3 million.

In order to repay all our obligations in full or in part when due, we will be required to generate adequate cash flow from operations or raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $3,262,642 for the six-month period ended June 30, 2023, as compared to net cash used in operating activities of $2,721,376 for the six-month period ended June 30, 2022. For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of $5,475,650, offset by non-cash expense items including amortization of $192,732, amortization of interest of $103,445, loss on extinguishment of debt of $26,125, stock warrants expense of $182,901, stock-based compensation expense of $1,326,675, non-cash interest expense of $29,638, non-cash lease expense of $13,747, bad debt expense of $1,132 and changes in our assets and liabilities for accounts receivable of ($1,938), inventory of ($47,867), prepaid expenses of $398,521, other assets of ($15,931), accounts payable of $341,425, accrued expenses of $1,185, accrued interest payable of $(324,083), and operating lease liabilities of ($14,699).

For the period in 2022, the net cash used in operating activities consisted primarily of our net loss of $5,758,065, offset by non-cash expense items including amortization of $192,732, amortization of interest – conversion features of $709,121, amortization of interest of $423,782, gain on extinguishment of debt of ($245,105), change in fair value of a derivative liability by ($1,040,000), stock warrants expense of $655,346, stock-based compensation expense of $1,678,063, and changes in our assets and liabilities for accounts receivable of ($1,250), inventory of ($132,489), prepaid expenses of ($243,952), other assets of ($3,151), accounts payable of ($20,109), accrued expenses of $1,011,586, accrued interest payable of $113,451, and related party payables of ($60,976).

Investments

We had no cash provided by or used in investing activities during the six-month periods ended June 30, 2023 or June 30, 2022.

Financing

We received gross proceeds from the issuance of convertible notes payable of $3,000,001 during the six-month period ended June 30, 2023 which was offset by issuance costs of $537,750. Payments of approximately $2,100,000 were made toward the principal and accrued interest amounts for matured convertible notes payable issued in 2021 to both related and non-related parties.

During the six-month period ended June 30, 2022, we completed an underwritten public financing on May 18, 2022 of $10,004,245 offset by associated costs of the financing of ($1,309,882). On May 19, 2022, pursuant to an arrangement with the Debenture holder, the $3,048,781 principal balance of the Convertible Debenture in default was paid in full satisfying all amounts due and accrued under the default, including debt forgiveness of penalty, damages and interest provisions of the loan agreement. During the six-month period ended June 30, 2022, the Company also completed schedule repayments of notes payable to non-related parties of ($55,083).

Contractual Obligations and Commitments

At June 30, 2023, the Company had no financial commitments and was not committed to material contractual obligations for the design, production, delivery or assembly of its software platform or associated devices, or commercial leases.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2023, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

We previously identified two material weaknesses in our internal control over financial reporting. Based on its evaluation, management has concluded that both material weaknesses have been remediated as of June 30, 2023. The first material weakness related to a lack of segregation of duties within accounting functions. The Company hired a Chief Financial Officer and a Vice President of Finance and Accounting in 2022, and hired a Controller in February 2023. The additional accounting staff enabled the Company to further segregate incompatible duties during the period, ensuring that at least two individuals are involved in all significant financial processes.  Management also implemented several additional monitoring and review controls during the period.  The second material weakness related to a lack of documentation of our internal controls.  During the period ended June 30, 2023, the Company retained an independent consultant to assess our controls and assist with our internal control documentation.  Such assessment and documentation have now been completed.  In addition, management introduced certain new policies and procedures during the period which were adopted, implemented and communicated to staff.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not been contacted by the Plaintiffs. As of June 30, 2023 and December 31, 2022, the Company has accrued $11,164 plus accrued interest of approximately $19,000. In connection with the closing of our 2020 asset purchase transaction, in the event the Company is required to pay any money related to this lawsuit, the seller agreed to pay the amount for the Company in exchange for shares of our common stock.

In June 2023, the Company reached a settlement with a former employee for $60,000. This amount is included in accrued expenses at June 30, 2023 and was paid in July 2023.

See Part I, Item I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6 - Contingencies, of this report.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six-month period ended June 30, 2023 that were not previously reported in a Current Report on Form 8K, except as follows:

On February 16, 2023, the Company issued 225,000 common shares and 225,000 warrants to purchase common shares for professional services provided by a third-party consultant.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act.

ITEM 3 Defaults Upon Senior Securities

None.

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

SOBR Safe, Inc.

Dated: August 9, 2023	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

