Form 10-Q
period 2023-09-30
SOBR Safe, Inc.
filed 2023-11-08
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2023, there were 18,544,570 shares of common stock, $0.00001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, and 2022, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023, and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023, and 2022, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)	(Audited)

Current assets
Cash	$4,124,569	$8,578,997
Accounts receivable, net	25,734	30,322
Inventory	267,214	215,493
Prepaid expenses	297,639	200,905
Other current assets	2,675	-
Total current assets	4,717,831	9,025,717
Operating lease right-of-use assets, net	295,993	-
Intellectual technology, net	2,569,795	2,858,893
Other assets	43,163	27,427
Total Assets	$7,626,782	$11,912,037

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$249,019	$142,965
Accrued expenses	405,453	392,282
Accrued interest payable	94,858	469,691
Related party payables	-	1,887
Operating lease liabilities, current portion	93,775	-
Notes payable - related parties, net	11,810	866,262
Notes payable - non-related parties, net	175,695	948,597
Total current liabilities	1,030,610	2,821,684
Operating lease liabilities - less current portion	229,204	-
Notes payable - non-related parties, net - less current portion	2,160,855	-
Accrued interest payable	91,082	-
Total Liabilities	3,511,751	2,821,684

Stockholders' Equity
Preferred stock, $0.00001 par value; 16,300,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, none and 3,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	30
Common stock, $0.00001 par value; 100,000,000 shares authorized, 18,544,570 and 16,984,570 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	185	170
Treasury stock, at cost; 12,329 shares at September 30, 2023 and December 31, 2022	(38,015)	(38,015)
Additional paid-in capital	89,430,821	87,509,666
Accumulated deficit	(85,224,294)	(78,327,845)
Total SOBR Safe, Inc. stockholders' equity	4,168,697	9,144,006
Noncontrolling interest	(53,666)	(53,653)
Total Stockholders' Equity	4,115,031	9,090,353

Total Liabilities and Stockholders' Equity	$7,626,782	$11,912,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$36,274	$9,734	$121,743	$12,734
Cost of goods and services	20,195	4,950	66,835	6,050
Gross profit	16,079	4,784	54,908	6,684

Operating expenses:
Selling, general, and administrative	1,358,749	1,732,382	4,843,082	3,953,961
Stock-based compensation expense	509,999	594,763	1,836,674	2,272,826
Research and development	214,374	459,847	588,467	992,491
Total operating expenses	2,083,122	2,786,992	7,628,223	7,219,278

Loss from operations	(2,067,043)	(2,782,208)	(7,213,315)	(7,212,594)

Other income (expense):
Other income, net	48,677	1,292	179,734	217,722
Gain (loss) on debt extinguishment, net	-	-	(26,125)	245,105
Gain on fair value adjustment – derivatives, net	-	-	-	1,040,000
Interest expense	(179,014)	(317,774)	(613,324)	(3,146,987)
Total other expense, net	(130,337)	(316,482)	(459,715)	(1,644,160)

Loss before provision for income taxes	(2,197,380)	(3,098,690)	(7,673,030)	(8,856,754)

Provision for income taxes	-	-	-	-

Net loss	(2,197,380)	(3,098,690)	(7,673,030)	(8,856,754)
Net loss attributable to noncontrolling interest	4	4	13	13
Net loss attributable to SOBR Safe, Inc.	(2,197,376)	(3,098,686)	(7,673,017)	(8,856,741)
Deemed dividends related to warrant down round provisions	-	(8,501,440)	-	(8,501,440)
Net loss attributable to common stockholders	$(2,197,376)	$(11,600,126)	$(7,673,017)	$(17,358,181)

Basic and diluted loss per common share	$(0.12)	$(1.06)	$(0.43)	$(1.82)

Weighted average number of common shares outstanding	18,544,570	10,973,759	18,004,790	9,516,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

									Stockholders’
	Common Stock		Preferred Stock		Treasury Stock				Equity		Total
		Amount		Amount			Additional		(Deficit)		Stockholders’
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	SOBR Safe,	Noncontrolling	Equity
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2022	8,778,555	$88	-	$-	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units	16,667	-	-	-	-	-	-	-	-	-	-
Common stock issued for convertible debt	7,917	-	-	-	-	-	47,500	-	47,500	-	47,500
Common stock exchanged for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	-	-	(20)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	934,225	-	934,225	-	934,225
Paid-in capital - relative fair value of stock warrants granted	-	-	-	-	-	-	864,000	-	864,000	-	864,000
Net loss	-	-	-	-	-	-	-	(5,569,679)	(5,569,679)	(4)	(5,569,683)
Balances at March 31, 2022	7,803,139	$78	3,000,000	$30	-	$-	$58,887,152	$(63,041,171)	$(4,153,911)	$(53,640)	$(4,207,551)
Common stock and warrants issued in public equity offering, net of issuance costs	2,532,942	24	-	-	-	-	8,694,339	-	8,694,363	-	8,694,363
Additional common stock issued upon reverse stock split	1,012	-	-	-	-	-	-	-	-	-	-
Common stock issued for professional services	800,000	8	-	-	-	-	718,992	-	719,000	-	719,000
Common stock issued for restricted stock units vested	16,666	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	761,437	-	761,437	-	761,437
Net loss	-	-	-	-	-	-	-	(188,376)	(188,376)	(5)	(188,381)
Balances at June 30, 2022	10,973,759	$110	3,000,000	$30	-	$-	$69,044,321	$(63,229,547)	$5,814,914	$(53,645)	$5,761,269
Common stock issued in financing transaction, net of issuance costs	1,925,677	19	-	-	-	-	5,130,754	-	5,130,773	-	5,130,773
Stock-based compensation	-	-	-	-	-	-	594,763	-	594,763	-	594,763
Deemed dividend s related to warrant down round provisions	-	-	-	-	-	-	8,501,440	(8,501,440)	-	-	-
Net loss	-	-	-	-	-	-	-	(3,098,686)	(3,098,686)	(4)	(3,098,690)
Balances at September 30, 2022	12,899,436	$129	3,000,000	$30	-	$-	$83,271,278	$(74,829,673)	$8,441,764	$(53,649)	$8,388,115

Balances at January 1, 2023	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	225,000	2	-	-	-	-	211,498	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Stock-based compensation	-	-	-	-	-	-	698,913	-	698,913	-	698,913
Paid in capital - relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Net loss	-	-	-	-	-	-	-	(2,601,687)	(2,601,687)	(5)	(2,601,692)
Balances at March 31, 2023	17,209,570	$172	3,000,000	$30	(12,329)	$(38,015)	$88,071,861	$(80,152,964)	$7,881,084	$(53,658)	$7,827,426
Conversion of preferred stock to common stock	1,000,000	10	(3,000,000)	(30)	-	-	20	-	-	-	-
Common stock issued for restricted stock units vested	185,000	2	-	-	-	-	(2)	-	-	-	-
Common stock issued upon conversion of convertible debt	150,000	1	-	-	-	-	221,181	-	221,182	-	221,182
Stock-based compensation	-	-	-	-	-	-	627,762	-	627,762	-	627,762
Net loss	-	-	-	-	-	-	-	(2,873,954)	(2,873,954)	(4)	(2,873,958)
Balances at June 30, 2023	18,544,570	$185	-	$-	12,329	$(38,015)	$88,920,822	$(83,026,918)	$5,856,074	$(53,662)	$5,802,412
Stock-based compensation	-	-	-	-	-	-	509,999	-	509,999	-	509,999
Net loss	-	-	-	-	-	-	-	(2,197,376)	(2,197,376)	(4)	(2,197,380)
Balances at September 30, 2023	18,544,570	$185	-	$-	(12,329)	$(38,015)	$89,430,821	$(85,224,294)	$4,168,697	$(53,666)	$4,115,031

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Nine Months Ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(7,673,030)	$(8,856,754)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	289,098	289,098
Amortization of debt discounts	417,647	2,043,288
(Gain) loss on extinguishment of debt	26,125	(245,105)
Change in fair value of derivative liability	-	(1,040,000)
Stock-based compensation expense	1,836,674	2,272,826
Non-cash interest expense	29,638	-
Non-cash lease expense	34,714	-
Bad debt expense	1,132	-
Changes in assets and liabilities:
Accounts receivable	3,456	(8,484)
Inventory	(51,721)	(157,303)
Prepaid expenses	571,129	375,001
Other assets	(18,411)	3,149
Accounts payable	106,054	(149,145)
Accrued expenses	13,171	1,027,548
Accrued interest payable	(281,079)	172,343
Related party payables	(1,887)	(60,976)
Common stock payable	-	70,500
Operating lease liabilities	(7,728)	-

Net cash used in operating activities	(4,705,018)	(4,264,014)

Financing Activities:
Proceeds from notes payable - non-related parties	3,000,001	-
Repayments of notes payable - non-related parties	(1,211,661)	(145,932)
Repayments of notes payable - related parties	(1,000,000)	-
Debt issuance costs	(537,750)	-
Proceeds from public equity offering	-	10,004,264
Cost of public equity offering	-	(1,309,882)
Proceeds from private equity offering	-	5,997,854
Cost of private equity offering	-	(867,100)
Repayments of convertible debenture payable	-	(3,048,781)
Net cash provided by financing activities	250,590	10,630,423

Net Change in Cash	(4,454,428)	6,366,409

Cash at the Beginning of the Period	8,578,997	882,268

Cash at the End of the Period	$4,124,569	$7,248,677

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock and warrants for prepaid services	$373,981	$-
Non-related party debt converted to capital	$341,998	$47,500
Operating lease right-of-use assets and liabilities	$330,707	$-
Financing of prepaid insurance premiums	$293,882	$(274,589)
Conversion of preferred stock to common stock	$30	$-
Conversion of common stock to preferred stock	$-	$30
Derecognition of convertible debenture	$-	$3,048,781
Reacquisition value of convertible debenture	$-	$(3,912,781)
Fair value of shares issued for services	$-	$(719,000)
Deemed dividends related to warrant down round provisions	$-	$8,501,440
Reclassification of common shares from reverse stock split	$-	$155

Supplemental Disclosure:
Cash paid for interest	$446,069	$15,986
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, its results of operations for the three and nine-month periods ended September 30, 2023 and 2022, and its cash flows for the nine-month periods ended September 30, 2023 and 2022.

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

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, accrued interest payable, related party payables, notes payable, and other liabilities. The Company believes that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

At September 30, 2023 and December 31, 2022, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at September 30, 2023 and December 31, 2022.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had an allowance for doubtful accounts of $982 at September 30, 2023. The Company had no allowance for doubtful accounts at December 31, 2022.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for excess inventory or obsolescence at September 30, 2023 and December 31, 2022.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the condensed consolidated balance sheets.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies preferred shares in stockholders’ equity.

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.4% at September 30, 2023 and December 31, 2022. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the nine-month periods ended September 30, 2023 and 2022.

Revenue Recognition

The Company enters into contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, detection and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of the Company’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for these respective services and devices.

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

The Company requires customers to make payments related to subscribed software licenses and data services on a monthly basis via authorized bank account ACH withdrawal or an automatic credit card charge during the approved term of the respective agreement. The collectability of future cash flows is reasonably assured with any potential non-payment easily identified with future services being discontinued or suspended due to non-payment.

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

The Company reports revenue net of sales and other taxes collected from customers to be remitted to government authorities.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $158,412 and $75,147 during the nine-month periods ended September 30, 2023 and 2022, respectively. Advertising and marketing costs were $61,396 and $29,628 during the three-month periods ended September 30, 2023 and 2022, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2023 and December 31, 2022 as these have been offset by a 100% valuation allowance.

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

Concentration of Customers – To date, the Company’s sales have been made to a limited number of customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers.

Concentration of Suppliers – The Company relies on a limited number of component and contract suppliers to assemble its product. If supplier shortages occur, or quality problems arise, production schedules could be significantly delayed or costs could significantly increase, which could in turn have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources to meet future capital requirements. The Company’s ability to meet future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital sources in the near future.  Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms.  If adequate funds are not available or obtained, the Company may be required to reduce or curtail operations.

As of September 30, 2023, the Company has an accumulated deficit of approximately $85,225,000. The Company continues to experience negative cash flows from operating activities of approximately $4,705,000 during the nine months ended September 30, 2023. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. As such, there is substantial doubt about the entity’s ability to continue as a going concern.

Management believes that cash balances of approximately $4,125,000 and positive working capital of $3,687,000 at September 30, 2023 do not provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of September 30, 2023. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before September 30, 2023. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2023.

NOTE 3. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2023	2022
Component parts	$127,999	$68,643
Finished goods	139,215	146,850
Inventory	$267,214	$215,493

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2023	2022
Insurance	$244,901	$150,344
Deposit	-	15,736
Other	52,738	34,825
Prepaid expenses	$297,639	$200,905

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

The Company determined that the amendment results in a lease modification that is not accounted for as a separate contract.  Further, due to the extension of the lease term beyond the initial twelve months, the office lease can no longer be considered a short-term lease. The Company has recorded a right-of-use asset and lease liability as of April 17, 2023 (the effective date of the amendment) based on the modified terms and conditions of the amended lease.

The Company entered into a lease agreement for copier equipment in June 2023, requiring monthly lease payments of $329 through May 2026.

For the nine-month period ended September 30, 2023, total operating lease expense was $130,346, which included $17,094 of variable lease expense and $65,375 of short-term lease expense. For the three-month period ended September 30, 2023, total operating lease expense was $31,710, which included $2,786 of variable lease expense.  For the three and nine-month periods ended September 30, 2022, total operating lease expense was $45,688 and $110,465, respectively, all of which was short-term lease expense.

Operating lease obligations recorded on the condensed consolidated balance sheet at September 30, 2023 are as follows:

Operating lease liabilities, current portion	$93,775
Operating lease liabilities - less current portion	229,204
Total Operating Lease Liabilities	$322,979

Future lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet at September 30, 2023 are as follows:

2023	$30,219
2024	121,831
2025	125,644
2026	95,063
Total future minimum lease payments	372,757
Less imputed interest	(49,778)
Total Operating Lease Liabilities	$322,979

The weighted average remaining lease term is 36 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets include the Company’s intellectual technology and consist of the following:

	September 30,	December 31,
	2023	2022
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(1,284,880)	(995,782)
Intangible assets, net	$2,569,795	$2,858,893

Amortization period (in years)	10	10

Amortization expense was $289,098 for each of the nine-month periods ended September 30, 2023 and 2022 and $96,366 for each of the three-month periods ended September 30, 2023 and 2022 and is included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

As of September 30, 2023, estimated future amortization expense for device technology intangible assets is as follows:

2023	2024	2025	2026	2027	Thereafter
$96,366	$385,464	$385,464	$385,464	$385,464	$931,573

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

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Notes payable to related parties consist of the following:

	September 30, 2023	December 31, 2022
Convertible Notes Payable with Warrants - 2021 Debt Offering	$-	$1,000,000
Non-Convertible Note Payable	11,810	11,810
Unamortized Debt Discount	-	(145,548)
Net Related Party Notes Payable	11,810	866,262
Current Portion	(11,810)	(866,262)
Net Long-Term Portion	$-	$-

Total interest expense for related party notes was $90,338 and $463,736 for the nine-month periods ended September 30, 2023 and 2022, respectively. Total interest expense for related party notes was none and $156,274 for the three-month periods ended September 30, 2023 and 2022, respectively.

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

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion features in the condensed consolidated statements of operations and was none and $167,913 for the nine-month periods ended September 30, 2023 and 2022, respectively, and was none and $56,586 for the three-month periods ended September 30, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $66,843 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 Debt Offering was allocated to the stock warrants based on their relative fair value, resulting in a debt discount of $551,001 which was amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $62,837 and $206,070 for the nine-month periods ended September 30, 2023 and 2022, respectively, and was none and $69,441 for the three-month periods ended September 30, 2023 and 2022, respectively.

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

Related Party Non-Convertible Note Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of September 30, 2023 and December 31, 2022. The note carries an interest rate of 0%. The note payable had a due date of December 31, 2012 and is currently in default.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	September 30, 2023	December 31, 2022
Convertible Notes Payable with Warrants - 2023 Debt Offering	$3,219,725	$-
Convertible Notes Payable with Warrants - 2021 Debt Offering	-	1,005,000
Convertible Notes Payable	9,183	9,183
Non-Convertible Notes Payable	17,500	17,500
Premium Financing Notes Payable	149,012	61,792
Unamortized Debt Discount	(1,058,870)	(144,878)
Net Non-Related Party Notes Payable	2,336,550	948,597
Current Portion	(175,695)	(948,597)
Net Long-Term Portion	$2,160,855	$-

Total interest expense for non-related party notes was $522,042 and $475,801 for the nine-month periods ended September 30, 2023 and 2022, respectively. Total interest expense for non-related party notes was $178,699 and $161,186 for the three-month periods ended September 30, 2023 and 2022, respectively.

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

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion features in the condensed consolidated statements of operations and was none and $173,353 for the nine-month periods ended September 30, 2023 and 2022, respectively, and was none and $59,245 for the three-month periods ended September 30, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $65,803 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 Debt Offering was allocated to the stock warrants based on their relative fair value, resulting in a debt discount of $541,707 which was amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $68,818 and $202,584 for the nine-month periods ended September 30, 2023 and 2022, respectively, and was none and $68,270 for the three-month periods ended September 30, 2023 and 2022, respectively.

The Company fully repaid the remaining principal and accrued interest on the notes in March and April 2023. A portion of the notes were repaid prior to their stated maturities in April and May 2023. As a result, the Company recorded a loss on debt extinguishment of $10,257 equal to the remaining unamortized debt discount on the notes at the time of repayment.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of September 30, 2023 and December 31, 2022.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $32.29 per share. The notes were due in February and March 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of September 30, 2023, and December 31, 2022. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

NOTE 9. COMMON STOCK

The Company’s common stock transactions for the nine months ended September 30, 2023 consist of the following:

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

On December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $3 per share, (d) redemption rights such that we have the right, upon 30 days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis.

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

NOTE 11. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company accounts for share-based compensation stock options and restricted stock units, and non-employee stock warrants, whereby costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black-Scholes pricing or the Monte Carlo simulation option pricing models for stock options and warrants, and the closing price of our common stock on the grant date for restricted stock units. Unless otherwise provided for, the Company covers equity instrument exercises by issuing new shares.

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

In January 2023, the Company entered into a consulting agreement for professional services to be provided over a 6-month period in exchange for the issuance of 225,000 common shares and 225,000 warrants to purchase shares of common stock at $1.35 per share.  The warrants expire three years from the date of issuance. The warrants were valued at $162,481 using the Black-Scholes model on the date of issuance, which was recognized over the six-month term of the agreement.

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

The fair values of stock warrants granted during the nine-month periods ended September 30, 2023 and 2022 were determined based on the following assumptions:

	September 30, 2023	September 30, 2022
Exercise Price	$1.35 - 2.52	$1.35 - 6.00
Dividend Yield	0%	0%
Volatility	162-209%	110-160%
Risk-free Interest Rate	4.56-4.73%	2.45-3.88%
Expected Term	1.5 - 2.5 Years	3 - 7 Years

The following tables summarize the changes in the Company’s outstanding warrants during the nine-month periods ended September 30, 2023 and 2022:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	13,315,461	$1.35 – 5.31	-	$1.94	$9,896,694
Warrants Exercised	-	$-	-	$-	$-
Warrants Expired	-	$-	-	$-	$-
Balance at September 30, 2022	14,151,925	$1.35 – 9.00	5.66 Years	$1.62	$14,934,593

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	10,387,877	$1.35 – 9.00	5.11 Years	$1.92	$-
Warrants Granted	611,998	$1.35 – 2.52	-	$2.09	$-
Warrants Exercised	-	$-	-	$-	$-
Warrants Expired	(334,166)	$9.00	-	$9.00	$-
Balance at September 30, 2023	10,665,709	$1.35 – 5.31	4.48 Years	$1.71	$-

Stock-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) became effective authorizing 1,282,823 shares of the Company’s common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan provisions provide automatically increasing the shares authorized for issuance under the Plan on February 1st of each year by 5% of the total number of shares of common stock outstanding on December 31st of the preceding year. In January 2022 and June 2023, the stockholders approved amendments to increase the shares authorized under the Plan to 1,733,333 and 3,500,000 shares, respectively.

The Company generally determines the fair value of the share-based compensation expense on the grant date and recognizes the expense over the period of vesting or period that services will be provided.

Stock Options

At September 30, 2023 and December 31, 2022, the Company had outstanding stock options of 1,943,632 and 1,086,813, respectively, that were granted under the Plan.  In addition, there were 16,769 stock options outstanding at September 30, 2023 and December 31, 2022 that were not granted under the Plan.

In total for the nine months ended September 30, 2023 and 2022, the Company recorded $1,298,979 and $1,262,396, respectively, of share-based compensation expense related to stock options. In total for the three months ended September 30, 2023 and 2022, the Company recorded $456,524 and $335,940, respectively, of share-based compensation expense related to stock options. As of September 30, 2023, unrecognized compensation expense related to stock options was $1,388,411 which will be recognized over a weighted average period of 21 months.

The weighted average grant date fair value per option granted during the nine-month periods ended September 30, 2023 and 2022 was $1.88 and $2.07, respectively. The fair value was estimated at the grant date using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2023	September 30, 2022
Exercise Price	$1.36 – 2.32	$8.25 – 9.08
Dividend Yield	0%	0%
Volatility	143%-207%	191%-192%
Risk-free Interest Rate	4.09-4.69%	0.78%-1.52%
Expected Term	2.7 - 5.8 Years	2.0 – 3.0 Years

The following tables summarize the changes in the Company’s outstanding stock options during the nine-month periods ended September 30, 2023 and 2022:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.79 – 10.74	6.21 Years	$3.39	$5,804,517
Options Granted	70,000	$8.25 – 9.08	-	$8.29	$-
Options Exercised	-	$-	-	$-	$-
Options Expired/Forfeited	(21,667)	$4.94 – 10.73	-	$9.33	$-
Balance at September 30, 2022	1,101,689	$0.79 – 10.30	5.28 Years	$3.59	$559,146

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	1,103,583	$0.79 - 9.30	5.33 Years	$1.71	$-
Options Granted	875,000	$1.36 - 2.32	-	$2.26	$-
Options Exercised	-	$-	-	$-	$-
Options Expired/Forfeited	(18,181)	$2.11	-	$-	$-
Balance at September 30, 2023	1,960,401	$0.79 - 9.30	5.81 Years	$1.94	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2022	930,573	$0.79 - 9.30	5.83 Years	$1.60	$-
Exercisable at September 30, 2023	1,338,912	$0.79 - 9.30	5.01 Years	$1.81	$-

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested.

The following tables summarize RSU activity under the Plan for the nine-month periods ended September 30, 2023 and 2022:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2021	133,585	$8.56	1.66 Years
Granted	41,667	$6.92	0.96 Years
Cancelled	-	$-	-
Vested	(16,667)	$7.50	-
Unvested at September 30, 2022	158,585	$8.24	1.51 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	380,000	$2.17	0.74 Years
Granted	-	$-	-
Cancelled	(80,000)	$2.17	0.58 Years
Vested	(185,000)	$2.17	-
Unvested at September 30, 2023	115,000	$2.17	1.17 Years

In total for the nine months ended September 30, 2023 and 2022, the Company recorded $537,695 and $1,010,430, respectively, in stock-based compensation expense related to RSUs. In total for the three months ended September 30, 2023 and 2022, the Company recorded $53,475 and $258,823, respectively, in stock-based compensation expense related to RSUs. As of September 30, 2023, total unrecognized compensation cost related to RSUs was $53,475 which will be recognized over a period of three months.

Executive Officer Stock Options and RSUs

The Company had 980,705 and 537,371 outstanding stock options for executive officers as of September 30, 2023 and December 31, 2022, respectively, with exercise prices ranging from $0.79 to $2.39 per share.

The Company had 200,000 unvested RSUs for executive officers as of December 31, 2022, of which 150,000 vested and 50,000 were cancelled during the nine months ended September 30, 2023. There were no unvested RSUs for executive officers at September 30, 2023.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013, we learned the plaintiffs perfected the judgment against the Company, but we have not heard from the plaintiffs.  As of September 30, 2023 and December 31, 2022, the Company has accrued $11,164 plus accrued interest of approximately $20,000. In connection with the closing of our 2020 asset purchase transaction, in the event the Company is required to pay any money related to this lawsuit, the seller agreed to pay the amount for the Company in exchange for shares of our common stock.

In June 2023, the Company reached a settlement with a former employee for $60,000. This amount was paid in July 2023.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 8, 2023, which is the date the condensed consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the nine months ended September 30, 2023.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Operations

We provide a non-invasive technology that quickly and safely identifies the presence of alcohol in individuals. This technology is integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefits and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRsafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has applications in behavioral health, fleet & facility safety, youth drivers, and judicial markets.

SOBRcheck™ is our stationary identification and alcohol monitoring product. When installed, SOBRcheck™ enables a rapid, hygienic biometric finger scan to authenticate ID and determine the presence or absence of alcohol. The SOBRcheck™ product provides the administrator with real-time results, delivered securely, to manage their existing substance abuse policy more efficiently. Our device is meant to be a specific point in time, quick test for the presence of alcohol, with the results to be used as a complementary data source in support of the organization’s alcohol policies. If alcohol is detected by the device, then our customers follow up in accordance with its own policies, which could include additional tests via a blood test or breathalyzer (we will not provide these devices). We will gather de-identified information regarding Pass/Fail tests for use in determining trends in a company and/or industry, etc., but such information does not include any specific data about the individual user, only whether a pass or fail result occurred.

Our second device, the SOBRsure™, is our transdermal, alcohol-detecting wearable wristband that uses the same SOBRsafe™ hardware/software technology platform for ongoing, real-time alcohol monitoring and GPS tracking. The primary intended applications include behavioral health, commercial fleets, and youth drivers. The wearable wristband is in commercial production and became available for sale in late September 2023.

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

Business Outlook and Challenges

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales, 2) distributors and sales agents and 3) licensing & integration. We currently employ highly experienced sales professionals and multiple targeted distributors and industry-expert sales agents actively introducing our solutions to established companies in drug and alcohol testing, behavioral health, justice, workplace, fleet, telematics, and oil and gas verticals. Finally, initial licensing & integration discussions are underway, and we anticipate hiring an expert in this field in 2024 to formulate and execute a global expansion plan.

We anticipate that our outsourced manufacturers can adequately support an increase in sales for the foreseeable future. We expect that we will need to continue to evolve our products and software to meet diverse customer requirements across varied markets.

Since inception we have generated significant losses from operations and anticipate that we will continue to generate significant losses for the foreseeable future.

Management believes that cash balances of approximately $4,125,000 and positive working capital of $3,687,000 at September 30, 2023 do not provide adequate working capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of September 30, 2023. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before September 30, 2023. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2023.

Additional capital may be required under the following circumstances: 1) accelerated customer acquisition increasing capital outlay, 2) advanced purchasing of materials, 3) acquisition of new technology, 4) potential acquisition of a key asset, and 5) global expansion.

Results of Operations for Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Summary of Results of Operations

	Three Months Ended September 30,
	2023	2022
Revenues	$36,274	$9,734
Cost of goods and services	20,195	4,950
Gross profit	16,079	4,784

Operating expenses:
Selling, general, and administrative	1,358,749	1,732,382
Stock-based compensation expense	509,999	594,763
Research and development	214,374	459,847

Total operating expenses	2,083,122	2,786,992

Loss from operations	(2,067,043)	(2,782,208)

Other income (expense):
Other income, net	48,677	1,292
Interest expense	(179,014)	(317,774)
Total other expense, net	(130,337)	(316,482)

Net loss	$(2,197,380)	$(3,098,690)

Operating Loss; Net Loss

Our operating loss decreased by $715,165 from $2,782,208 for the three months ended September 30, 2022 to $2,067,043 for the three months ended September 30, 2023. The decrease in our operating loss for the three months ended September 30, 2023, compared to the same prior year period, is primarily a result of an overall decrease in our operating expenses of $703,870 including decreases in selling, general, and administrative expense; stock-based compensation expense; and research and development expense.

Our net loss decreased by $901,310 from $3,098,690 for the three-month period ended September 30, 2022 to $2,197,380 for the three-month period ended September 30, 2023. The decrease in our net loss is driven by a decrease in our operating loss of $715,165 in addition to a decrease in other expense, net of $186,145. The changes are detailed below.

Revenue

Revenues of $36,274 for the three months ended September 30, 2023 have increased by $26,540 as compared to the prior year period of $9,734. This increase is primarily driven by increased sales of our SOBRcheckTM device of $5,880 and an increase in recurring software subscription revenues of $20,660.

Gross Profit

The cost of goods and services for the three months ended September 30, 2023 was $20,195 resulting in a gross profit of $16,079 and a gross margin of 44%. The cost of goods and services for the three months ended September 30, 2022 was $4,950 resulting in a gross profit of $4,784 and a gross margin of 49%. Due to the limited history of generating revenue, the gross profit and gross margin for the three months ended September 30, 2023 and 2022 may not be indicative of future planned or actual performance of the Company, its product lines or services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased by $373,633 from $1,732,382 for the three months ended September 30, 2022 to $1,358,749 for the three months ended September 30, 2023. This decrease is primarily attributable to a decrease in professional services of $729,086, partially offset by an increase in payroll and employee benefits expenses of $366,986 from a planned increase in employee headcount.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $509,999 for the three months ended September 30, 2023, compared to $594,763 for the three months ended September 30, 2022, a decrease of $84,764. Stock-based compensation expense is related to the issuance of common stock options and restricted stock units as compensation to certain consultants and employees which are recognized over the period of service. The decrease is mainly due to fewer restricted stock units outstanding during the three months ended September 30, 2023 compared to the same prior year period.

Research and Development

Research and development expenses decreased by $245,473 from $459,847 for the three months ended September 30, 2022 to $214,374 for the three months ended September 30, 2023. The decrease in research and development is due to the Company finalizing development related to the SOBRsure™ device, which is now in commercial production.

Other Income, net

Other income, net increased by $47,385 from $1,292 for the three months ended September 30, 2022 to $48,677 for the three months ended September 30, 2023. This increase is primarily due to higher interest earnings on cash deposits during the three months ended September 30, 2023 compared to the same period in the prior year.

Interest Expense

Interest expense decreased by $138,760 from $317,774 for the three months ended September 30, 2022 to $179,014 for the three months ended September 30, 2023. This decrease is primarily due to $115,831 included in interest expense for the three-month period ended September 30, 2022 for amortization of debt discounts related to beneficial conversion features associated with debt. The three months ended September 30, 2023 did not include any amortization of debt discounts related to beneficial conversion features due to the adoption of ASU 2020-06 effective January 1, 2023 which eliminated the concept of beneficial conversion features and the debt discounts previously recognized as a result.

Results of Operations for Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Summary of Results of Operations

	Nine Months Ended September 30,
	2023	2022
Revenues	$121,743	$12,734
Cost of goods and services	66,835	6,050
Gross profit	54,908	6,684

Operating expenses:
Selling, general, and administrative	4,843,082	3,953,961
Stock-based compensation expense	1,836,674	2,272,826
Research and development	588,467	992,491

Total operating expenses	7,268,223	7,219,278

Loss from operations	(7,213,315)	(7,212,594)

Other income (expense):
Other income, net	179,734	217,722
Gain (loss) on extinguishment of debt, net	(26,125)	245,105
Gain on fair value adjustment – derivatives, net	-	1,040,000
Interest expense	(613,324)	(3,146,987)
Total other expense, net	(459,715)	(1,644,160)

Net loss	$(7,673,030)	$(8,856,754)

Operating Loss; Net Loss

Our operating loss increased slightly by $721 from $7,212,594 for the nine months ended September 30, 2022 compared to $7,213,315 for the nine months ended September 30, 2023. The increase in our operating loss for the nine months ended September 30, 2023, compared to the same prior year period, is driven by an overall increase in our operating expenses of $48,945, partially offset by an increase in gross profit of $48,224.

Our net loss decreased by $1,183,724 from $8,856,754 for the nine months ended September 30, 2022 compared to $7,673,030 for the nine months ended September 30, 2023. The decrease in our net loss is primarily due to a decrease in interest expense of $2,533,663, partially offset by decreases in other income and gains recognized upon extinguishing debt and adjusting derivative liabilities to fair value. The changes are detailed below.

Revenue

During the nine months ended September 30, 2023, the Company increased revenues by $109,009 to $121,743 as compared to $12,734 for same period in 2022. This increase during the nine months in 2023 is a result of an increase in sales of our SOBRcheckTM device of $40,622 and an increase in recurring software subscription revenues of $68,387 as compared to the prior year period.

Gross Profit

The cost of goods and services for the nine months ended September 30, 2023 was $66,835 resulting in a gross profit of $54,908 and a gross margin of 45%. The cost of goods and services for the nine months ended September 30, 2022 was $6,050 resulting in a gross profit of $6,684 and a gross margin of 52%. Due to the limited history of generating revenue, the gross profit and gross margins for the nine months ended September 30, 2023 and 2022 may not be indicative of future planned or actual performance of the Company, its product lines or services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $889,121, from $3,953,961 for the nine months ended September 30, 2022 to $4,843,082 for the nine months ended September 30, 2023. This increase is primarily due to an increase in payroll and employee benefits expenses of $826,097 as a result of higher employee headcount during the nine months ended September 30, 2023. Other items contributing to the increase in selling, general, and, and administrative expenses include increases in insurance expense of $130,485, marketing and business development expenses of $83,265, travel-related expenses of $79,010, and rental expense of $19,776, offset by a decrease in professional, legal, and consulting services of $366,986.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $1,836,674 for the nine months ended September 30, 2023, compared to $2,272,826 for the nine months ended September 30, 2022, a decrease of $436,152. Stock-based compensation expense is related to the issuance of common stock options and restricted stock units as compensation to certain consultants and employees which are recognized over the period of service. The decrease is mainly due to several restricted stock units becoming fully vested in January 2023 and, as a result, only minimal expense was recognized for these restricted stock units during the nine months ended September 30, 2023 compared to the same prior year period.

Research and Development

Research and development expenses decreased by $404,024 from $992,491 for the nine months ended September 30, 2022 to $588,467 for the nine months ended September 30, 2023. The decrease in research and development is due to the Company finalizing development related to the SOBRsure™ device during the nine months ended September 30, 2023, which is now in commercial production. This compared to research and development expense during the same period in the prior year related to the final development of both the SOBRsafeTM software platform and the SOBRcheckTM device, and the inception of research and development costs for the SOBRsure™ device.

Other Income, net

Other income, net decreased by $37,988 from $217,722 for the nine months ended September 30, 2022 to $179,734 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, other income primarily consisted of interest earned on cash deposits. For the nine months ended September 30, 2022, other income primarily consisted of employee tax retention credits applied for and received under the CARES Act.

Gain (Loss) on Extinguishment of Debt, net

During the nine months ended September 30, 2023, we recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021. During the nine months ended September 30, 2022, we recorded a net gain on extinguishment of debt of $245,105 consisting of a $1,109,195 net gain related to the payoff of a $3,048,751 convertible debenture issued in 2021, offset by a net loss of $864,000 recorded for a modification to the terms of the original warrants issued with the convertible debenture.

Fair Value Adjustment – Derivatives

Fair value adjustment – derivatives was a gain of $1,040,000 for the nine-month period ended September 30, 2022, which was related to financial instruments issued in September 2021 that contained an embedded derivative liability component. We did not have any outstanding financial instruments that contained derivative liability components during the nine-month period ended September 30, 2023. The gain or loss related to the derivative instruments is affected by the price of our common stock.

Interest Expense

Interest expense decreased by $2,533,663, from $3,146,987 for the nine months ended September 30, 2022 to $613,324 for the nine months ended September 30, 2023. This decrease is mainly due to a decrease in amortization of debt discounts of $1,624,144.  In addition, interest expense for the nine months ended September 30, 2022 included a one-time expense of $914,634 to recognize default penalties on a convertible debenture payable.

Liquidity and Capital Resources for Nine Months Ended September 30, 2023 Compared to December 31, 2022

Introduction

During the nine months ended September 30, 2023, we did not generate positive operating cash flows because of our operating losses. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future. Our cash on hand as of September 30, 2023 was $4,124,569 and our current normalized monthly operating cash flow burn rate is approximately $500,000.

Management believes that cash balances and positive working capital at September 30, 2023 do not provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of September 30, 2023. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before September 30, 2023. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2023.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2023 and as of December 31, 2022, respectively, are as follows:

	September 30, 2023	December 31, 2022	Change
Cash	$4,124,569	$8,578,997	$(4,454,428)
Total Current Assets	4,717,831	9,025,717	(4,307,886)
Total Assets	7,626,782	11,912,037	(4,285,255)
Total Current Liabilities	1,030,610	2,821,684	(1,791,074)
Total Liabilities	3,511,751	2,821,684	690,068

Our current assets and total assets decreased as of September 30, 2023, as compared to December 31, 2022, by approximately $4.3 million primarily due to a decrease in our cash balances of approximately $4.5 million, partially offset by an increase in prepaid insurance premiums of approximately $95,000.

Our current liabilities decreased as of September 30, 2023, as compared to December 31, 2022, by approximately $1.8 million. This decrease was primarily due to principal and interest payments of approximately $2.4 million made in March and April 2023 to fully repay convertible notes issued in 2021. Current liabilities at December 31, 2022 included approximately $2.1 million of principal, net of debt discounts, and accrued interest payable related to these 2021 convertible notes. The decrease in current liabilities as a result of paying off the 2021 convertible notes was partially offset by an increase in accounts payable of $104,167 and an increase in the current portion of operating lease liabilities of $93,775.

To repay all our obligations in full or in part when due, we will be required to generate adequate cash flow from operations or raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operating

We had net cash used in operating activities of $4,705,018 for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $4,264,014 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the net cash used in operating activities consisted primarily of our net loss of $7,673,030, offset by non-cash items including amortization of intangibles of $289,098, amortization of debt discounts of $417,647, stock-based compensation expense of $1,836,674, and other non-cash items totaling $91,609, as well as changes in our assets and liabilities including changes in inventory of ($51,721), prepaid expenses of $571,129, accounts payable of $106,054, accrued interest payable of ($281,079), and other changes in our assets and liabilities totaling ($11,399).

For the nine months ended September 30, 2022, the net cash used in operating activities consisted primarily of our net loss of $8,856,754, offset by non-cash items including amortization of intangibles of $289,098, amortization of debt discounts of $2,043,288, gain on extinguishment of debt of ($245,105), change in fair value of a derivative liability of ($1,040,000), and stock-based compensation expense of $2,272,826, as well as changes in our assets and liabilities including changes in accounts receivable of ($8,484), inventory of ($157,303), prepaid expenses of $375,001, other assets of $3,149, accounts payable of ($149,145), accrued expenses of $1,027,548, accrued interest payable of $172,343, related party payables of ($60,976), and common stock payable of $70,500.

Investing

We had no cash provided by or used in investing activities during the nine-month periods ended September 30, 2023 and 2022.

Financing

During the nine months ended September 30, 2023, we received gross proceeds of $3,000,001 from the issuance of convertible notes payable which was offset by issuance costs of $537,750. We also repaid $2,211,661 in principal on notes payable held by related and non-related parties.

During the nine months ended September 30, 2022, we received net proceeds of $8,694,382 from our underwritten public financing and received net proceeds of  $5,130,754 from a private equity offering. In addition, we fully repaid the $3,048,781 principal balance of a convertible debenture and repaid $145,932 in principal on notes payable held by non-related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of operations, financial position, and liquidity in the future.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2023, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management has concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

In June 2023, the Company reached a settlement with a former employee for $60,000. This amount was paid in July 2023.

See Part I, Item I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12 – Commitments and Contingencies, of this report.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2023 that were not previously reported in a Current Report on Form 8K, except as follows:

On February 16, 2023, the Company issued 225,000 common shares and 225,000 warrants to purchase common shares to a third-party consultant in exchange for professional services rendered.

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

3.6 (6)	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012.

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 18, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: November 8, 2023	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

