Form 10-K
period 2023-12-31
SOBR Safe, Inc.
filed 2024-04-01
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2023: $31,525,769 as based on last reported sales price of such stock $1.71 on June 30, 2023. The voting stock held by non-affiliates on that date consisted of 13,904,022 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2024, there were 20,007,465 shares of common stock, $0.00001 par value, issued and outstanding.

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

On March 9, 2020, our Board of Directors approved the amendment to our Certificate of Incorporation and stockholders holding 52.24% of our then outstanding voting stock approved an amendment to our Certificate of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.” The Certificate of Amendment to our Certificate of Incorporation became effective with the State of Delaware on April 24, 2020.

At the open of market on April 28, 2022, our 1-for-3 reverse split of our common stock went effective with the OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices in derivative security instruments have been adjusted to reflect the reverse stock split.

Pursuant to approval of an application with the Nasdaq Captial Market (“Nasdaq”) to up list our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq on May 16, 2022. Prior to this up list to the Nasdaq, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

Business Overview

General

We provide non-invasive technology to quickly and humanely identify the presence of alcohol in individuals. These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefits and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRsafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has current and potential applications in:

➢	Behavioral health
➢	Justice
➢	Licensing and integration
➢	Commercial environments, including but not limited to,

■	Oil and gas
■	Fleet management
■	Telematics
■	General workplace safety

➢	Individual use, including but not limited to,

■	Co-parenting trust
■	Personal accountability
■	Teen driver safety

We are now in commercial production and sale of our SOBRcheck™ solution. We have executed customer agreements and have had revenue since the first quarter 2022.

Our second device, the wearable wristband SOBRsure™, utilizes the same SOBRsafe™ hardware/software platform. The wearable band is in commercial production and became available for sale in late September 2023 with initial revenues being generated in October 2023.

Design, manufacturing, quality testing and distribution for all SOBRsafe™ devices takes place in the United States.

SOBRcheck™

SOBRcheck™ is our stationary identification and alcohol monitoring product. When installed, SOBRcheck™ enables a rapid, hygienic biometric finger scan to authenticate ID and determine the presence or absence of alcohol. The SOBRcheck™ product provides the administrator with real-time results, delivered securely, to more efficiently manage their existing substance abuse policy. Our device is meant to be a specific point in time, quick test for the presence of alcohol, with the results to be used as a complementary data source in support of the organization’s alcohol policies. If alcohol is detected by the device, then our customers follow up in accordance with its own policies, which could include additional tests via a blood test or breathalyzer (we will not provide these devices). We may gather de-identified information regarding Pass/Fail tests for use in studies or other revenue generating opportunities, and will  not include any specific data about an individual user.

SOBRsure™

Our transdermal, alcohol-detecting, fitness-style wearable band, SOBRsure™, contains our SOBRsafe™ technology for ongoing, real-time alcohol monitoring and GPS tracking.

Our SOBRcheck™ revenue model consists of two components: a one-time purchase price per device and a recurring monthly SaaS fee per user or flat rate fee per user range. We employ a similar model for the wearable band SOBRsure™: a one-time purchase price per device and a monthly per user subscription fee.

We believe our device portfolio approach could yield a substantial repository of user data – a potentially monetizable asset for statistical analytics. The opportunity to collect data points over time could enable the development of business and insurance liability benchmarking, and through AI, powerful guidance for perpetual safety improvement (and associated cost savings capture). By demonstrating substance-free environments, organizations could deliver a data-driven argument for lowering insurance premiums. We could potentially partner with insurance providers to mandate use of the SOBRsafe™ devices and/or technology.

Competitive Advantages

We are a leading provider of preventative transdermal (touch-based) alcohol detection systems in the U.S. market by seeking to proactively eliminate the presence of alcohol in zero-tolerance environments, and not simply punish the offender post-accident or other violation. We have entered the behavioral health and judicially-mandated market and most companies we consider to be our primary competitors, like SCRAM, BACtrack, Soberlink and others are primarily focused on breathalyzers for breath alcohol concentration (BrAC) measurement, or locking ankle monitors.

Our SOBRcheck™ device is a patent-pending, touch-based identity verification and alcohol detection solution. A user places two fingers on the device’s sensors for which one compares biometric data points from the finger to confirm identity, while the other senses alcohol released through humidity and/or perspiration emitted from the pores of the fingertip. The touch-based device connects to the SOBRsafe™ software solution to collect, present and communicate data collected to prescribed parties.

Our SOBRsure™ device is a patent-pending, fitness-style wearable band with an alcohol detection solution intended for discrete, low-profile and voluntary use. The wearable band is a device which includes a contained sensor which senses alcohol released through humidity and/or perspiration emitted from the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe™ mobile application collects and transmits collected data to the SOBRsafe™ software solution. The SOBRsure™ device provides passive, real-time alcohol insights to administrators, clinicians, parents and more, and also includes device removal and service interruption notifications.

Marketing

We have developed a marketing plan that includes 1) consumer e-commerce solutions and enhancements 2) affiliate partners, 3) brand ambassadors and social media influencers, 4) online paid advertising, 5) search engine optimization (SEO) and search engine marketing (SEM) 6) alcohol detection/testing channel partners, 7) territorial sales agents, 8) direct sales, 9) trade shows, 10) public relations, 11) advocacy group alignment, 12) ongoing brand development and 13) continuous pursuit of cutting-edge technologies for future integration.

As of December 31, 2023, we have engaged and signed six channel partners to augment our sales and marketing efforts, serving six business customers with SOBRsafe™ devices and services, and completed commercial sales of the SOBRsure™ device.

Intellectual Property

We possess the following patent and pending patent applications related to our SOBRsafe™ system and related devices:

1)	U.S. Patent No. 9,296,298, entitled “Alcohol detection system for vehicle driver testing with integral temperature compensation”, which expires in 2032.
2)	U.S. Patent Application No. 17/996,996, entitled “Noninvasive Transdermal Alcohol Screening System,” and related foreign filings in Canada and Europe.
3)	U.S. Patent Application No. 18/251,567, entitled “Wearable Data Collection Device With Non-Invasive Sensing,” and related foreign filings in Canada, Europe, and Mexico.
4)	U.S. Provisional Patent Application No. 63,502,580, entitled “Vehicle Diagnostic Port Dongle for Preventing Vehicle Start.”

We are currently applying for the related patents to convert our Provisionals as part of our patent defense strategy.

We applied for trademarks related to the SOBRsafe™ system, SOBRcheck™ and SOBRsure™, and “SOBR” as standard characters with no specific formatting.

Government Regulation

As we utilize a unique “Pass/Fail” methodology that simply alerts to the presence of alcohol (as opposed to measuring a discrete BrAC) – information that may be used at the discretion of the employer (or counselor, parent, etc.) – we do not believe we will be subject to any government regulation in the targeted alcohol detection markets including Behavioral Health, Justice, Alcohol Rehabilitation, Consumer, Facility & Fleet, or Young Driver markets. In the Judicial market, regulations vary significantly by state; some states only allow for the use of certain methodologies like breath or urine, while others do not specify and there exists no regulated barrier to entry for a transdermal solution.

Human Capital Resources and Employees

As of March 29, 2024, there are a total of 14 full time employees, including Company officers Chairman/Chief Executive Officer/Secretary, David Gandini, and Chief Financial Officer, Christopher Whitaker. The employee base primarily operates from our corporate offices located in Greenwood Village, Colorado. Employees who operate remotely from our corporate offices primarily consist of territorial sales and business development representatives. The remainder of our workforce consists of professional consultants in supporting roles due to the size and nature of our business.

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning and talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing development and training programs, diversity efforts, business ethics and compliance training, team member benefit programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board and the Compensation Committee regarding our human capital measures and results that guide how we attract, compensate, retain and develop a workforce to enable our business strategies.

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

We have experienced recurring net losses since inception, and as of December 31, 2023, had an accumulated deficit of $87,765,981. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to develop and expand technology and product offerings and attract new customers. These efforts may prove more expensive than we anticipate, and we may not succeed in obtaining the net revenue and operating margins necessary to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future.

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

If our products do not gain market acceptance, prospects for our sales revenue may be affected.

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

We currently outsource the manufacturing of devices utilizing the SOBRsafe™ alcohol detection system to several contract manufacturers. These manufacturers will procure all of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies were to terminate their agreements with us without adequate notice or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

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

               We rely on third party intellectual property licenses and agreements to provide and facilitate the basis for and production of our patent-pending technology including our manufactured SOBRcheckTM and SOBRsureTM devices.

               We have limited control over our third-party business partners and contract manufacturers who rely on intellectual property and patents of other parties to supply primary components for our devices. This presents potential manufacturing supply and reliability, quality compliance, and intellectual property infringement risks or expiry of exclusive rights to the intellectual property. Further, there is no assurance components or changes to the intellectual property rights will meet our quality requirements to ensure quality and reliability of our devices.

               Should our third-party business partners and contract manufacturers not maintain exclusive rights to the intellectual property or should the content of the patents change, this could impact the effectiveness of our current device designs and impair our ability to produce quality products.

Because our technology is innovative and disruptive, we may require additional time to enter the market due to the need to further discover the profile companies within our target markets.

Our products are new to the marketplace. As a result, we will need time to penetrate our target markets by further developing the profile companies that could benefit the most from our products and technology. If we are not successful in discovering these companies it could greatly slow our growth and adversely impact our financial condition.

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

The internal controls we utilize to produce reliable financial reports provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective. If we develop material weaknesses in our internal controls, we may not be able to report our financial results accurately or timely or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls we may be unable to produce reliable, timely financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. In the past we have identified material weaknesses in our internal controls. As of December 31, 2022, the specific weaknesses our management identified include: (i) we do not have sufficient segregation of duties within our accounting functions, and (ii) we have not documented all our internal controls. Enhancements, modifications, and changes to our internal controls during fiscal 2023 were necessary in order to eliminate these weaknesses. Based on these evaluations, we conclude in our Annual Report on Form 10-K for the year ended December 31, 2023, our internal controls to produce reliable financial reports are operating effectively. See “Internal Control Over Financial Reporting”, herein.

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

Gary Graham and Cord Carpenter currently beneficially own approximately 12.4% and 5.0%, respectively, of our outstanding common stock. As a result, These stockholders are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Graham may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

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

Our Certificate of Incorporation authorize the issuance of up to 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuances of common stock could represent further substantial dilution to investors. In addition, the Board of Directors could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is listed on Nasdaq. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

We may not be able to maintain our listing on the Nasdaq, which could have a material adverse effect on us and our stockholders.

We may not be able to maintain our listing on the Nasdaq, which could have a material adverse effect on us and our stockholders. The standards for continued listing on Nasdaq include, among other things, that the minimum bid price for the listed securities may not fall below $1.00 for a period in excess of 30 consecutive business days and stockholders’ equity maintain a minimum value of at least $2,500,000.

During the months of October 2023 and November 2023, our common stock traded at levels below $1.00 per share in excess of the 30-business day requirement. On November 15, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq notifying us that, for the preceding 30 consecutive business days, the closing bid price of our common stock remained below the minimum $1.00 per share requirement for continued inclusion on Nasdaq. In accordance with the Nasdaq Listing Rules, we have been provided an initial period of 180 calendar days, or until May 13, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If at any time before the Compliance Date the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide us with written confirmation of compliance with the Bid Price Requirement.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would then be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Bid Price Requirement, and would need to provide written notice of its intention to cure the deficiency during the additional 180 calendar day compliance period, which compliance could be achieved by effecting a reverse stock split, if necessary.

At December 31, 2023, our stockholders’ equity was below the Nasdaq minimum Stockholders’ Equity Requirement of $2,500,000. At the date of this filing, we have not received a deficiency letter from the Staff of the Nasdaq regarding this listing requirement. Upon notification of deficiency by the Staff, we will have 45 days to submit a plan to regain compliance with this Nasdaq listing standard. Staff may extend this deadline for up to an additional five calendar days upon good cause shown and may request such additional information from us as is necessary to make a determination regarding whether to grant such an extension. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of notification to evidence compliance. We are currently evaluating opportunities to increase our stockholders’ equity including but not limited to capital financing and debt conversion inducement options.

If the closing bid price of our common stock or the value of our stockholders’ equity were to fail to meet Nasdaq’s respective minimum requirements within the prescribed periods, or if we otherwise fail to meet any other applicable requirements of Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. The delisting of our common stock from Nasdaq could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

There can be no assurance that we will regain compliance or otherwise maintain compliance with any of the other listing requirements. Nonetheless, we intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options, including a reverse stock split, to regain compliance with the Bid Price Requirement, and evaluating capital financing and debt conversion inducement options to gain compliance with the Stockholders’ Equity Requirement.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the “Board”). The Board, Audit Committee, and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Assessing, identifying, and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. We have a set of Company-wide policies and procedures outlined in our Employee Handbook that directly or indirectly relate to cybersecurity risks. These policies go through an internal review process and are approved by appropriate members of management.

The Company’s EVP of Technology is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our EVP of Technology has over two decades of experience as a senior executive in technology-driven enterprises with expertise across cybersecurity, compliance, manufacturing process engineering, database architecture, interface programming and more.

The Company assesses the cybersecurity preparedness of third-party vendors by obtaining SOC 1 or SOC 2 reports. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.

The Board and Audit Committee participates in discussions with management regarding cybersecurity risks and performs a review at least annually of the Company’s cybersecurity program. This includes discussions of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation.

We are subject to cyber incidents and will continue to be exposed to cyber incidents in the normal course of our business. Although, such risks have not materially affected us, including our business strategy, financial condition, results of operations, or cash flows. The extensive approach we take to cybersecurity may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A – Risk Factors for a discussion of cybersecurity risks.

ITEM 2 – PROPERTIES

Our corporate office, consisting of approximately 5,000 square feet, is located at 6400 S. Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111. We lease our office space under the terms of a commercial lease dated July 31, 2023. The lease is for thirty-nine months and we pay $16,714 per month. We do not own our own manufacturing facility and outsource with third party manufacturing companies for our device manufacturing and product distribution.

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiffs perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2023. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

On January 22, 2024, the Company was named as a party to a complaint filed in Oakland County Court, Michigan by a former employee. The case was initially filed in the 6th Judicial District Circuit of Michigan. However, on February 15, 2024, the case was removed to the Federal Courts. The former employee is claiming breach of contract, unlawful termination and promissory estoppel. The Company has denied these claims.

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

Holders

At December 31, 2023, there were 18,594,570 shares of Common Stock outstanding and approximately 3,550 stockholders of record.

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

On June 8, 2023, we issued 150,000 shares of our common stock for Restricted Stock Units that vested during 2023. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors are sophisticated, familiar with our operations, and there was no general solicitation or advertising.

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

On April 1, 2023, we issued 35,000 shares of our common stock for Restricted Stock Units that vested during 2023. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On March 9, 2023, the Company entered into a Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The Debt Offering closed on March 9, 2023. The Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”). Aegis Capital Corp. acted as sole placement agent for the Debt Offering. Under the terms of the Agreement, the Company received $3,000,000 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock, at a conversion price $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the Debt Offering after offering related costs. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On January 1, 2023, the Company entered into a six-month agreement with a consultant to provide investor services and in exchange issued 225,000 shares of restricted common stock and 225,000 warrants to purchase common stock of the Company at an exercise price of $1.35 per warrant. The warrants expire three years from the date of issuance. On February 16, 2023, the Company issued 225,000 common shares in exchange for 225,000 shares of restricted common stock. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

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

On September 30, 2022, pursuant to the Adjustment terms of the March 2022 Armistice Warrant and the September 2021 Armistice Warrant, as a result of entering into the PIPE Offering, we issued an aggregate 1,750,225 warrants the (the “Armistice Warrants”) consisting of (i) 1,400,180 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 350,045 warrants pursuant to the Adjustment terms of March 2022 Armistice Warrant. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

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

On June 7, 2022, and June 29, 2022, we issued 300,000 and 500,000 shares of our common stock, respectively, for professional services. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were accredited, familiar with our operations, and there was no general solicitation or advertising.

On March 30, 2022, in connection with a Waiver Agreement we entered into with Armistice Capital Master Fund Ltd. the holder of an 18% Original Issue Discount Convertible Debenture in the principal amount of $3,048,780.50, we issued a second common stock purchase warrant, or the March 2022 Armistice Warrant to purchase up to 101,626 additional shares of our common stock expiring March 29, 2029, and extended the Termination Date of the September 2021 Armistice Warrant for 406,504 shares of our common from September 28, 2026 to September 28, 2028. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On March 3, 2022, we issued 7,917 shares of our common stock under the terms of a $47,500 convertible note payable dated March 6, 2020, with interest at 5%, due March 6, 2022 and convertible at $6 per share. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is sophisticated, familiar with our operations, and there was no general solicitation or advertising.

On March 1, 2022, we entered into Share Exchange Agreements with David Gandini, one of our officers and directors, and Gary Graham, our largest shareholder, to exchange 333,334 and 666,667 shares of our common stock into 1,000,000 shares and 2,000,000 shares of our Series B Preferred Stock, respectively. These stock exchanges of common stock for preferred stock were done as conditions of our planned underwritten offering and planned listing on Nasdaq. The shares of our Series B Convertible Preferred Stock have liquidation preference over our common stock, receive dividends in pari passu with our common stockholders, are convertible into shares of our common stock on a 3-for-1 basis, and vote on an “as converted” basis. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors are sophisticated, familiar with our operations, and there was no general solicitation or advertising.

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

Dividend Policy

We have never issued any dividends to our common stockholders and do not expect to pay any stock dividend or any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

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

Overview

We provide non-invasive technology to quickly and humanely identify the presence of alcohol in individuals. These technologies are integrated within our robust and scalable data platform, producing statistical and measurable user and business data. Our mission is to save lives, increase productivity, create significant economic benefits and positively impact behavior. To that end, we developed the scalable, patent-pending SOBRsafe™ software platform for non-invasive alcohol detection and identity verification, a solution that has current and potential applications in:

➢	Behavioral health
➢	Justice
➢	Licensing and integration
➢	Commercial environments, including but not limited to,

■	Oil and gas
■	Fleet management
■	Telematics
■	General workplace safety

➢	Individual use, including but not limited to,

■	Co-parenting trust
■	Personal accountability
■	Teen driver safety

Our SOBRcheck™ device is a patent-pending, touch-based identity verification and alcohol detection solution. A user places two fingers on the device’s sensors for which one compares biometric data points from the finger to confirm identity, while the other senses alcohol released through the pores of the fingertip. The touch-based device connects to the SOBRsafe™ software solution to collect, present and communicate data collected to prescribed parties. The SOBRcheck™ device has been in commercial production since the first quarter of 2022 and we have executed customer agreements.

Our SOBRsure™ device is a patent-pending, fitness-style wearable band with an alcohol detection solution intended for discrete, low-profile and voluntary use providing real-time alcohol monitoring and GPS tracking. The wearable band is a device which includes a contained sensor which senses alcohol released through the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe™ mobile application collects and transmits collected data to the SOBRsafe™ software solution. The SOBRsure™ device provides passive, real-time alcohol insights to administrators, clinicians, parents and more, and also includes device removal and service interruption notifications. The SOBRsure™ is in commercial production and became available for sale in late September 2023.

 Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses; among those we are currently exploring include possible integrations with existing telematics systems, and it could be licensed by non-competitive third parties.

Design, manufacturing, quality testing and distribution for all SOBRsafe™ devices will take place in the United States.

Recent Developments

During the year ended December 31, 2023, we accomplished the following:

•	The SOBRsure™ wearable band device became commercially available in September 2023 with commercial sales commencing in October 2023.

•

Received an aggregate of approximately $3,000,000 in gross proceeds from a debt offering of convertible senior notes. The convertible senior notes have an original issue discount of 15% with approximately $3,500,000 in aggregate principal and interest due in March 2025 with a conversion price of $2.28 per share of Common Stock.

Business Outlook and Challenges

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales, 2) distributors and 3) licensing & integration. We currently employ four highly experienced sales professionals. We have signed six channel partners actively introducing our solutions to established drug and alcohol testing buyers. Finally, initial licensing & integration discussions are underway, and we anticipate hiring an expert in this field in 2024 to formulate and execute a global expansion plan.

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

Valuation of Inventory

Inventory is comprised primarily of component parts and finished products. We periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than carrying value.

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

Beneficial Conversion Features

As discussed under “Recently Adopted Accounting Standard” in Note 1, the Company adopted ASU 2020-06 effective January 1, 2023, which, among other things, eliminated the beneficial conversion feature model applicable to certain convertible instruments. Prior to the adoption of ASU 2020-06, a beneficial conversion feature existed on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount was amortized to interest expense over the life of the note using the effective interest method.

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivate instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the audited consolidated statements of operations under other income (expense). The company had no derivative instruments as of December 31, 2023.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2024.

The following discussion:

•	summarizes our results of operations; and
•	analyzes our financial condition and the results of our operations for the year ended December 31, 2023 and year ended December 31, 2022.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Summary of Results of Operations

	Year Ended December 31,
	2023	2022
Revenue	$157,292	$35,322
Cost of goods sold	94,942	19,315
Gross profit	62,350	16,007

Operating expenses:
General and administrative	6,400,723	6,024,001
Stock-based compensation expense	2,245,871	3,008,395
Research and development	1,016,302	1,397,053
Total operating expenses	9,662,896	10,429,449

Loss from operations	(9,600,546)	(10,413,442)

Other income (expense):
Other income (expense), net	216,211	230,414
Gain (loss) on debt extinguishment, net	(26,125)	245,105
Gain on fair value adjustment-derivatives, net	-	1,040,000
Interest expense	(804,261)	(3,457,007)
Total other income (expense), net	(614,175)	(1,941,488)

Net loss	$(10,214,721)	$(12,354,930)

 Operating Loss; Net Loss

Our net loss decreased by $2,140,209 from $12,354,930 to $10,214,721 for the year ended December 31, 2022 compared to the year ended December 31, 2023, respectively. The change in our operating loss and net loss for the year ended December 31, 2023, compared to the prior year, is primarily a result of decreases in stock-based compensation expense, research and development, and interest expense, offset by decreases in one-time gains on debt extinguishment and fair value adjustments for derivatives, and an increase in general and administrative expense. Amortization of beneficial conversion features associated with certain debt issuances were eliminated upon adoption of ASU 2020-06 effective January 1, 2023. The changes are detailed below.

Revenue

We progressed to commercial production, launch and sale of our first SOBRsure™ devices being delivered for use started in October 2023 and our first SOBRcheck™ devices being delivered for use started in January 2022. Both the SOBRcheck™ and SOBRsure™ devices are used in conjunction with our SOBRsafe™ software solution. We have executed customer agreements, invoiced customers and recognized revenue of $157,292 and $35,322 during the years ended December 31, 2023 and 2022.

Gross Profit

The cost of goods sold for the year ended December 31, 2023 was $94,942 resulting in a gross profit of $62,350 and a gross margin of 39.6%, compared to cost of goods sold for the year ended December 31, 2022 of $19,315 and a gross margin of 45.3%. Due to the limited history of generating revenue, the gross profit and gross margin for the years ended December 31, 2023 and 2022 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $326,722, from $6,024,001 for the year ended December 31, 2022 to $6,350,723 for the year ended December 31, 2023, primarily due to increases in employee payroll and benefits expense, insurance expense and other general and administrative expenses, offset by a reduction in professional services and consulting expenses.

Stock-Based Compensation Expense

We had stock-based compensation expense of $2,245,871 for the year ended December 31, 2023 compared to $3,008,395 for the year ended December 31, 2022. The stock-based compensation expense in 2023 was related to the issuance of our common stock and restricted stock units as compensation to certain directors and employees. The decrease in stock-based compensation expense can be attributed to a reduction in the issuance of stock options and restricted stock units from the prior year and the expiration of vesting periods for which the expense is recognized.

Research and Development

Research and development decreased by $380,751 to $1,016,302 for the year ended December 31, 2023, compared to $1,397,053 for the year ended December 31, 2022. The decrease in research and development can be attributed to the finalization of our SOBRsureTM wearable device during the year ended December 31, 2023 as compared to the finalization of the SOBRcheckTM device and SOBRsafe TM software platform, and the initial design, development and testing efforts for the SOBRsureTM device during the year ended December 31, 2022.

Other Income (Expense), net

Other income was $216,211 for the year ended December 31, 2023, compared to $230,414 for the year ended December 31, 2022. Other income in 2023 consists primarily of interest earned from investing excess cash in a money market account and other income in 2022 consists primarily of federal payroll tax refunds from prior years.

Gain (loss) on Extinguishment of Debt, net

A loss on extinguishment of debt, net was $26,125 for the year ended December 31, 2023, compared to a gain of $245,105 for the year ended December 31, 2022. The loss in 2023 is due to early payoff of notes scheduled to mature during the year. On May 19, 2022, pursuant to an arrangement with the Convertible Debenture holder, the principal balance of the Debenture in default of $3,048,781, was paid in full satisfying all amounts due and accrued under the default, including penalty, damages and interest provisions of the agreement. The Company was not required to pay the penalty, damages and interest provision of the agreement, thus a gain on extinguishment of debt of $1,109,105 was recorded during the year ended December 31, 2022. This gain has been offset by a loss on extinguishment of debt of $864,000 related to the fair value of the original warrants issued and extended for an additional two-year period in conjunction with the Convertible Debenture which was in default.

Gain (loss) on Fair Value Adjustment – Derivatives, net

Fair value adjustment – derivatives, net was a gain of $1,040,000 for the year ended December 31, 2022, compared to none for the year ended December 31, 2023 which was related to a financial instrument issued in September 2021 that contained an embedded derivative liability component. Upon completing a cash payment of $3,048,781 for the principal balance of the Convertible Debenture on May 19, 2022, the voluntary and automatic conversion features associated with the derivative liability no longer existed and the fair value of the derivative liability as of that date was adjusted to zero.

Interest Expense

Interest expense decreased by $2,652,746 from $3,457,007 for the year ended December 31, 2022, to $804,261 for the year ended December 31, 2023. This decrease is primarily attributable to a one-time debt default penalty of $914,634 related to the Convertible Debenture as well as a decrease of amortization of debt discounts due to beneficial conversion features of $1,518,610 during the year ended December 31, 2022.

Liquidity and Capital Resources for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Introduction

During the years ended December 31, 2023 and 2022, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future. Our cash on hand as of December 31, 2023, was $2,790,147 and our current normalized monthly operating cash flow burn rate is approximately $425,000.

Management believes that cash balances and positive working capital at December 31, 2023 do not provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement additional expense reduction tactics to preserve working capital, provide the opportunity for the Company to continue as a going concern as of December 31, 2023. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before December 31, 2023. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of December 31, 2023.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2023 and December 31, 2022, are as follows:

	December 31, 2023	December 31, 2022	Change

Cash	$2,790,147	$8,578,997	$(5,788,850)
Total current assets	3,371,470	9,025,717	(5,654,247)
Total assets	6,147,039	11,912,037	(5,764,998)
Total current liabilities	1,552,842	2,821,684	(1,268,842)
Total liabilities	4,164,502	2,821,684	1,342,818

Our current assets and total assets decreased as of December 31, 2023, as compared to December 31, 2022, primarily due to use of cash to support our negative cash flow from operations.

Our current liabilities decreased as of December 31, 2023, as compared to December 31, 2022. This decrease was primarily due to the refinancing, consolidation and extension of convertible debt originally due in the second quarter of 2023 to May 2025.

Sources and Uses of Cash

Operations

Our net cash used in operating activities of $5,928,076 for the year ended December 31, 2023, as compared to net cash used in operating activities of $6,156,172 for the year ended December 31, 2022. For the year ended December 31, 2023, the net cash used in operating activities consisted primarily of our net loss of $10,214,721 offset by non-cash items including amortization of $385,464, stock-based compensation expense of $2,245,871, and amortization of debt discounts of $562,690. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from accrued expenses of $334,133, prepaid expenses of $655,507, and accounts payable of $382,700, balanced by uses of cash for inventory of ($127,289) and accrued interest payable of ($237,564). For the year ended December 31, 2022, the net cash used in operating activities consisted primarily of our net loss of $12,354,930 offset by non-cash items including amortization of $385,464, stock-based compensation expense of $2,295,586, amortization of debt discounts of $2,295,586, and stock issued for professional services of $864,500, offset by a change in fair value of derivative liability of ($1,040,000) and gain on extinguishment of debt of ($245,105). The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from accrued expenses of $1,037,486, prepaid expenses of $86,238, accrued interest payable of $217,581, and other assets of $3,148, balanced by uses of cash for inventory of ($176,032), accounts payable of ($127,185), related party payables of ($80,996) and accounts receivable of ($30,322).

Investments

We had no cash provided by or used for investing activities during the years ended December 31, 2023, and 2022.

Financing

Our net cash provided by financing activities for the year ended December 31, 2023, was $139,226, compared to $13,852,901 for the year ended December 31, 2022. For the year ended December 31, 2023, our net cash from financing activities consisted of net proceeds from notes payable – non-related parties of $3,000,001, offset by repayments of notes payable – related parties ($1,000,000), repayments of notes payable – non-related parties ($1,323,025) and payment of debt issuance costs of ($537,750). For the year ended December 31, 2022, our net cash from financing activities consisted of net proceeds from public equity offering of $8,694,363, net proceeds from private equity offering of $5,121,973, and net proceeds from the exercise of stock warrants of $3,328,143, offset by repayments of convertible debenture payable of ($3,048,781) and notes payable to non-related parties of ($242,797).

Contractual Obligations and Commitments

At December 31, 2023, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$300,404	$97,108
Total contractual cash obligations	$300,404	$97,108

For additional information about our contractual commitments for these leases, see “Note 5 – Leases”  included in our Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2023, and 2022.

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

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accountant

On April 18, 2023, based on the recommendation of the Audit Committee (the “Audit Committee”) and approval of the Board of Directors of SOBR Safe, Inc., (the “Company”), the Company dismissed Macias Gini & O’Connell LLP (“MGO”) as the Company’s independent registered public accounting firm. The decision to dismiss MGO as the independent registered public accounting firm of the Company is not the result of any disagreement with MGO.

(b) Newly Appointed Independent Registered Public Accountant

On April 18, 2023, following the recommendation of the Audit Committee and approval of the Board of Directors, the Company engaged Haynie & Company (“Haynie”) as the Company’s independent registered public accounting firm for the year ending December 31, 2023, effective immediately.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the end of the year ended December 31, 2023, our disclosure controls and procedures were effective as of December 31, 2023.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assesses the effectiveness of our internal control over financial reporting on a quarterly basis, with the most recent assessment being conducted as of December 31, 2023. In making these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on this assessment, Management has identified no material weaknesses.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 29, 2024, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David Gandini	66	Chief Executive Officer, Secretary, Chairman of the Board, and Director

Christopher Whitaker	52	Chief Financial Officer and Treasurer

Ford Fay	63	Independent Director (Chairperson of Nominating and Corporate Governance Committee)

J. Steven Beabout	70	Lead Independent Director (Chairperson of Compensation Committee)

Noreen Butler	50	Independent Director

Sandy Shoemaker	55	Independent Director (Chairperson of Audit Committee)

David Gandini has served as our Chief Executive Officer since October 18, 2021, and on our Board of Directors since November 2019. Mr. Gandini has been consulting regarding our business development since December 2018. Since September 2018, Mr. Gandini has also been a managing partner with First Capital Advisory Services, where he is responsible for capital creation, new business acquisition, business strategy and development, and partnership revenue generation. From 2014 to August 2017, Mr. Gandini was President of Alchemy Plastics, Inc., Englewood Colorado where he was responsible for US manufacturing, sales, and strategic partnerships. From 2001 until 2014, when the company was acquired, Mr. Gandini served as the President of IPS Denver, a bank card personalization and packaging entity where he managed the company and market transformations to become a leader in the U.S. secured gift market space with revenues of $46M. Prior to his engagement at IPS, Mr. Gandini was the Chief Operations Officer at First World Communications, a major U.S. Internet and Data Center provider, and participated in its successful IPO in 2000 raising over $200M. Previously, Mr. Gandini founded Pace Network Services providing carrier SS7 signaling to U.S. long distance providers and facilitated a successful exit to ICG Communications on the heels of co-founding Detroit based Digital Signal in the fiber optic long haul market sector where me managed a successful exit to SP Telecom.

Mr. Gandini graduated from Michigan State University with a degree in Telecommunications. He was a scholarship NCAA Division Hockey athlete, a member of the US Junior National Team, and a US Junior All American.

Christopher Whitaker has served as our Chief Financial Officer since January 2024. Prior to his appointment as Chief Financial Officer, Mr. Whitaker served as the Company’s Vice President of Finance and Accounting since February 2022. Mr. Whitaker has held various executive finance positions with large public multi-national corporations and small entrepreneurial companies throughout a progressive 30-year career that began with KPMG LLP in Denver, Colorado. Prior to joining the Company, Mr. Whitaker served as President - Americas and Vice President of Finance and Administration from February 2020 through June 2021 for North and South American operations with public, multinational corporation Elixinol, Inc. Through advancing executive roles, his responsibilities at Elixinol, Inc. included management of all financial and accounting operations, and leading marketing, sales, consumer product goods development, information technology, and human resource functions. Prior to Elixinol, Inc., Mr. Whitaker served as the Managing Director of AEGIS Financial Consulting, LLC, from January 2015 through January 2020, leading a team of consultants in providing fractional CFO and financial consulting services to a wide variety of businesses in the public and private sectors.

Mr. Whitaker has been a Certified Public Accountant since 2014. He earned his Bachelor of Science degree in Accounting from the Metropolitan State University of Denver in December 1999.

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

 Sandy Shoemaker has served as a member of our Board of Directors since December 2021 and serves as Chairperson of the audit committee of our Board of Directors. Ms. Shoemaker retired from public accounting in June 2021 to focus on consulting with small-medium sized companies. She was a partner in the audit service area of EKS&H/Plante Moran and was involved in public accounting since 1990, serving publicly traded and privately held companies. She led the EKS&H SEC practice for several years. Ms. Shoemaker’s experience includes initial and secondary public offerings, reverse mergers, annual and quarterly audits/reviews of public companies, responses to SEC comment letters, assisting with implementation of new accounting pronouncements, business acquisitions, stock-based compensation, and internal controls. Ms. Shoemaker has provided services to companies in the various industries such as biotech, franchising, distribution, manufacturing, medical-device, restaurants and real estate industries. She also has extensive experience working with employee-owned companies. Ms. Shoemaker has numerous professional affiliations including, but not limited to, American Institute of Certified Public Accountants (AICPA), the Colorado Society of Certified Public Accountants (CSCPA), and the National Center for Employee Ownership (NCEO). Ms. Shoemaker received her B.S. in Accounting, graduating cum laude, from Missouri State University.

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our Board of Directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

Family relationships and other related party transactions are detailed in Item 13 – Certain Relationships and Related Transactions and Director Independence.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer.

Board Diversity

Our five directors come from diverse backgrounds. We comply with Nasdaq Listing Rule 5605(f), which requires Nasdaq-listed smaller reporting companies to have at least two diverse directors.

The table below provides certain highlights of the composition of our Board members and nominees as of March 29, 2024. Each of the categories listed in the table below has the meaning as it is used in Nasdaq Listing Rule 5605(f).

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

Board Meetings

Our Board of Directors held four meetings during the year ended December 31, 2023, which occurred on March 15, 2023, May 5, 2023, August 4, 2023, and November 10, 2023; and all directors attended 100% of the aggregate number of meetings of the Board and of the committees on which each of the directors served. The Board also acted by unanimous written consent eight times during the year ended December 31, 2023.

Committees

Since April 22, 2022, our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker, Steve Beabout and Ford Fay. Our Board of Directors has a nominating and corporate governance committee, consisting of Ford Fay and Steve Beabout. We also have written nominating and corporate governance, compensation, and audit committee charters.

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

Code of Ethics

On April 22, 2022, our Board of Directors adopted an amended and restated code of business conduct and ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. The code of business conduct and ethics will be publicly available on our website. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by our board of directors and is promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. Additionally, we adopted a policy on insider trading which is publicly available on our website.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
David Gandini	0	0	0
Jerry Wenzel	0	0	0
Ford Fay	0	0	1
Steven Beabout	0	0	0
Noreen Butler	0	0	0
Sandy Shoemaker	0	0	0
Gary Graham	0	0	18

ITEM 11 - EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2023;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023,

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2023, 2022, and 2021 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Gandini, CEO and Secretary(2)	2023	300,000	-0-		150,062	(3)	1,048,159	(4)	-0-	-0-	-0-	1,498,221	(3,4)
	2022	253,750	150,000		-0-		-0-		-0-	-0-	-0-	403,750
	2021	210,000	-0-	(5)	43,804	(6)	-0-		-0-	-0-	-0-	253,804	(6)

Kevin Moore, Former CEO (7)	2023	-0-	-0-		-0-		-0-		-0-	-0-	-0-	-0-
	2022	40,000	-0-		-0-		-0-		-0-	-0-	-0-	40,000
	2021	185,500	-0-	(8)	43,804	(9)	-0-		-0-	-0-	-0-	229,304	(9)

Jerry Wenzel, Former CFO(10)	2023	225,000	-0-		24,000	(11)	-0-		-0-	-0-	-0-	249,000	(11)
	2022	185,417	-0-		287,750	(12)	409,611		-0-	-0-	-0-	882,778	(12)

Scott Bennett, EVP of Bus Ops(13)	2023	N/A	N/A		N/A		N/A		N/A	N/A	N/A	N/A
	2022	175,000	-0-		108,500	(14)	-0-		-0-	-0-	-0-	283,500	(14)
	2021	89,167	-0-		45,532	(15)	540,706		-0-	-0-	-0-	675,405	(15)

Michael Watson, Former EVP of Sales & Marketing(16)	2023	158,333	-0-		-0-		-0-		-0-	-0-	-0-	158,333
	2022	175,000	-0-		162,750	(17)	-0-		-0-	-0-	-0-	337,750	(17)
	2021	39,824	-0-		-0-		687,639		-0-	-0-	-0-	727,463

Dean Watson, Former CTO(18)	2021	138,472	-0-		-0-		-0-		-0-	-0-	-0-	138,472

(1)	Includes amounts paid and/or accrued.
(2)	Mr. Gandini was appointed as our Chief Executive Officer in October 2021. Mr. Gandini previously served as our Chief Revenue Officer and Chief Financial Officer.
(3)	Includes the value of 98,080 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of the grant.
(4)	Includes the value of 510,000 stock options granted to acquire shares of our common stock under our 2019 Equity Incentive Plan.
(5)	Since Mr. Gandini received Restricted Stock Units in lieu of a cash bonus, his bonus amount is set forth under “Stock Awards” in the above table.
(6)

Includes 20,959 Restricted Stock Units under our 2019 Equity Incentive Plan, which were issued to Mr. Gandini in lieu of executive bonus he earned for 2020. The RSUs were valued based on the fair market value of our common stock on the date of grant.

(7)

Mr. Moore was appointed as our Chief Executive Officer on October 25, 2019, resigned as our Chief Executive Officer effective October 18, 2021, and continued employed in a strategic advisor position until October 31, 2022.

(8)	Since Mr. Moore received Restricted Stock Units in lieu of a cash bonus, his bonus amount is set forth under “Stock Awards” in the above table.
(9)

Includes 20,959 Restricted Stock Units under our 2019 Equity Incentive Plan, which were issued to Mr. Moore in lieu of executive bonus he earned for 2020. The RSUs were valued based on the fair market value of our common stock on the date of grant.

(10)	Mr. Wenzel was hired as our Chief Financial Officer in January 2022, resigned as our Chief Financial Officer effective December 31, 2023.
(11)	Includes the value of 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of the grant.
(12)	Includes the value of 91,667 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of grant.
(13)

Mr. Bennett was hired as our Executive Vice President of Business Operations in October 2021. Effective March 15, 2023, Scott Bennett will continue as Executive Vice President of Business Operations but will no longer be an officer of the Company.

(14)	Includes the value of 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on fair market value of our common stock on the dates of grant.
(15)	Includes the value of 20,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on fair market value of our common stock on the dates of grant.
(16)	Mr. Watson was hired as our Executive Vice President of Sales and Marketing in October 2021. Mr. Watson was terminated effective October 13, 2023.
(17)	Includes the value of 75,000 Restricted Stock Units under our 2019 Equity Incentive Plan based on fair market value of our common stock on the dates of grant.
(18)	Dean Watson was terminated effective August 20, 2021.

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

 Jerry Wenzel. In connection with hiring Mr. Wenzel, we entered into an Executive Employment Agreement with Mr. Wenzel. Under the terms of his Employment Agreement, Mr. Wenzel will serve as our Chief Financial Officer until January 1, 2024, unless he is terminated pursuant to the termination provisions set forth in his agreement. Under the terms of his Employment Agreement, Mr. Wenzel will perform services for us that are customary and usual for a chief financial officer of a company, in exchange for: (i) an annual base salary of $225,000 effective January 2023, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire 66,667 shares of our common stock, at an exercise price of $8.25, which is equal to 110% of the fair market value of our common stock on January 10, 2022 (the date the options were eligible to be issued under Mr. Wenzel’s Employment Agreement), and repriced effective November 4, 2022, to an exercise price of $2.39 per share with the stock options to vest in eight equal quarterly installments of 8,334 shares during the two-year term of the Employment Agreement, with a ten year term, and (iii) 16,667 Restricted Stock Units under our 2019 Equity Incentive Plan, and vested in November 2022. On November 4, 2022, Mr. Wenzel was granted 75,000 Restricted Stock Units under our 2019 Equity Incentive Plan, that vest on June 1, 2023. On November 10, 2023, Mr. Wenzel was granted 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, that vested on November 10, 2023.

Scott Bennett. On August 17, 2021, we entered into an Executive Employment Agreement with Scott Bennett (the “Bennett Agreement”) to serve as our Executive Vice President of Business Operations beginning on October 18, 2021. Under the terms of the Bennett Agreement, Mr. Bennett performs services for us that are customary and usual for a EVP of business operations of a company, in exchange for: (i) a base salary of $175,000, (ii) incentive stock options under our 2019 Equity Incentive Plan to acquire up to 33,334 shares of our common stock at $9.21 per share (110% of fair market value on the date of grant), and repriced effective November 4, 2023, to an exercise price of $2.39 per share which options vest in equal quarterly installments overs a two year period, and (iii) 16,667 Restricted Stock Units under our 2019 Equity Incentive Stock Plan, which vested in November 2022. On November 4, 2022, Mr. Bennett was granted 50,000 Restricted Stock Units under our 2019 Equity Incentive Plan, that vest on June 1, 2023. The Bennett Agreement is for a two-year term. Effective March 15, 2023, Scott Bennet will continue as Executive Vice President of Business Operations but will no longer be an officer of the Company.

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

Director Compensation

The following table sets forth director compensation for 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Gandini	-0-	150,062	(1)	1,048,159	(2)	-0-	-0-	-0-	1,198,221	(1)(2)

Ford Fay	-0-	81,269	(3)	-0-		-0-	-0-	-0-	81,269	(3)

Steven Beabout	-0-	121,972	(4)	-0-		-0-	-0-	-0-	121,972	(4)

Noreen Butler	-0-	-0-		-0-		-0-	-0-	-0-	-0-

Sandy Shoemaker	-0-	-0-		-0-		-0-	-0-	-0-	-0-

(1)	Includes the value of 98,080 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of the grant.
(2)	Includes the value of 510,000 stock options granted to acquire shares of our common stock under our 2019 Equity Incentive Plan.
(3)	Includes the value of 50,000 stock options granted to acquire shares of our common stock under our 2019 Equity Incentive Plan.
(4)	Includes the value of 75,000 stock options granted to acquire shares of our common stock under our 2019 Equity Incentive Plan.

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

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Gandini(1)	370,705	-	460,000	$0.7902 - 2.32	November 1, 2029 -February 23, 2033(1)	-	-	98,080	$44,136

Jerry Wenzel	66,667	-	-	$2.39	January 10, 2027	-	-	-	-

(1)

Under the terms of Mr. Gandini’s stock option grant, 320,705 of the options expire ten (10) years from the date of vesting, or November 1, 2029.

Under the terms of Mr. Gandini’s stock option grant, 510,000 of the options expire ten (10) years from the date of vesting, or February 23, 2033.

Aggregated Option Exercises

No options were exercised during the year ended December 31, 2023 by our named executive officers.

Long-Term Incentive Plan

Currently, our Company does not have a formal long-term incentive plan in favor of any director, officer, consultant or employee of our Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth, as of March 29, 2024, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)
Common Stock	David Gandini (3)	CEO, Secretary and Director	979,587	(4)	4.8%

Common Stock	Christopher Whitaker (3)	CFO	94,633	(5)	< 1%

Common Stock	Ford Fay (3)	Director	74,200	(6)	< 1%

Common Stock	Steven Beabout (3)	Director	751,556	(7)	3.7%

Common Stock	Noreen Butler (3)	Director	25,000	(8)	< 1%

Common Stock	Sandy Shoemaker (3)	Director	75,280	(9)	< 1%

Common Stock	Gary Graham 6400 S. Fiddlers Green Circle, Suite 1400 Greenwood Village, CO 80111	5% Holder	2,493,563	(10)	12.4%

Common Stock	Cord Carpenter 2408 Jacks Pass Austin, TX 78734	5% Holder	1,005,982		5.0%

Common Stock	Empery Debt Opportunity c/o Empery Asset Management 1 Rockefeller Plaza, Suite 1205 New York, NY 10020	5% Holder	4,461,645	(12)	19.0%

Common Stock	Armistice Capital Master Fund Ltd. c/o Armistice Capital 510 Madison Ave, 7th Floor New York, NY 10022	5% Holder	10,319,165	(11)	46.8%

	All Officers and Directors as a Group (6 persons)		2,000,256	(13)	9.5%

(1)

Unless otherwise indicated, based on 20,007,465 shares of Common Stock issued and outstanding. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111.

(3)	Indicates one of our officers or directors.

(4)

Includes vested stock options to acquire 515,695 shares of our Common Stock at exercise prices from $0.7902 to $2.32 per share. Includes warrants to acquire 47,060 shares of our Common Stock at an exercise price of $2.125 per share. Does not include 98,080 restricted stock units owned by Mr. Gandini since those restricted stock units have not vested.

(5)	Includes vested stock options to acquire 54,633 shares of our Common Stock at exercise prices from $0.48 to $2.11 per share.

(6)	Includes vested stock options to acquire 66,667 shares of our common stock at exercise prices from $0.7902 to $2.32 per share.

(7)

Includes 75,545 held in the name of C&S Trust, a trust controlled by Kathren Beabout, who is Mr. Beabout’s spouse. Mr. Beabout’s children are the beneficiaries of C&S Trust. Mr. Beabout also has interests in IDTEC, LLC and SOBR Safe, LLC, both of which own shares of our common stock. Mr. Beabout does not have a controlling interest in either entity so the stock owned by those entities is not reflected in his ownership. Includes vested stock options to acquire 75,000 shares of our common stock at an exercise price of $2.32 per share. Includes warrants to acquire 117,600 shares of our Common Stock at an exercise price of $2.125 per share.

(8)	Includes vested stock options to acquire 25,000 shares of our Common Stock at an exercise price of $3.06 per share.
(9)

Includes vested stock options to acquire 25,000 shares of our Common Stock at an exercise price of $2.17 per share. Includes warrants to acquire 23,520 shares of our Common Stock at an exercise price of $2.125 per share.

(10)

Includes shares owned in the name of IDTEC, LLC and SOBR Safe, LLC, both of which are controlled by a limited liability company that is controlled by Mr. Graham. IDTEC, LLC and SOBR Safe, LLC. Includes warrants to acquire 47,868 shares of our Common Stock at an exercise price of $2.125 per share.

(11)

Includes warrants purchased in the May 2022 Uplist Financing to acquire 2,023,400 shares of our Common Stock at an exercise price of $2.125 per share, warrants purchased in the PIPE Offering to acquire 3,378,378 shares of our Common Stock at an exercise price of $1.350 per share, and warrants acquired and subject to Adjustment terms (as defined in the respective Warrants) of the March 2022 Armistice Warrant and the September Armistice Warrant to acquire 4,917,387 shares of our Common Stock at an exercise price of $0.62 per share; however the number of shares for this Beneficial Owner gives effect to the beneficial ownership limitations where the beneficial owner may not exercise these warrants and prefunded warrants to the extent such exercise would cause the beneficial owner to beneficially own a number of shares of Common Stock which would exceed 4.99%, or 9.99%, as applicable, of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the warrant which have not been exercised.

(12)	Includes common share equivalents for convertible debt purchased in March 2023 of 3,216,764 and warrants to acquire 290,248 shares of our Common Stock at an exercise price of $0.62 per share.

(13)	Includes an aggregate of 761,995 vested options to purchase our Common Stock, and 188,180 shares underlying warrants held by our officers and directors.

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

Equity Compensation Plan Information

On October 24, 2019, our 2019 Equity Incentive Plan (the “Plan”) went effective. The Plan was approved by our Board of Directors and the holders of a majority of our voting stock on September 9, 2019. The Plan’s number of authorized shares under the Plan was originally 1,282,823. In January 2022, the holders of a majority of our voting stock approved an amendment to the Plan that increased the number of shares authorized under the Plan to 1,733,333. In June 2023, the holders of a majority of our voting stock approved an amendment to the Plan that increased the number of shares authorized under the Plan to 3,500,000.

 The following table sets forth information as of December 31, 2023, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	3,500,000	$1.99	1,611,216
Equity compensation plan not approved by security holders	-	-	-
Total	3,500,000	$1.99	1,611,216

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors and Audit Committee are responsible for reviewing and approving related person transactions, as defined in applicable rules promulgated by the SEC. Officers are required to bring any potential related person transaction to the Company’s Board of Directors and Audit Committee. Officers would present any actual or proposed transactions with related persons to the Board of Directors and Audit Committee for its review and approval.

David Gandini is one of our named executive officers. Mr. Gandini’s sons, Greg Gandini and Robert Gandini, are employees of SOBR Safe. Greg Gandini’s and Robert Gandini’s total compensation was approximately $165,000 and $90,000, respectively. These compensation arrangements are consistent with those made available to other employees of SOBR Safe with similar years of experience and positions within the Company. Greg Gandini and Robert Gandini each also participate in Company benefit plans and equity incentive plans available to all other employees in similar positions.

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

Corporate Governance

As of December 31, 2023, our Board of Directors consisted of David Gandini, Noreen Butler, Ford Fay, Steven Beabout, and Sandy Shoemaker. As of December 31, 2023, four of our directors qualified as an “independent director” as the term is used in NASDAQ rule 5605(a)(2), namely Noreen Butler, Ford Fay, Steven Beabout, and Sandy Shoemaker. Our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker, Steve Beabout and Ford Fay. Our Board of Directors has a designated nominating and corporate governance committee consisting of Ford Fay and Steve Beabout.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2023 and December 31, 2022 for professional services rendered by Macias, Gini, & O’Connell, LLP (MGO), independent registered public accounting firm, for the audits for the years ended December 31, 2023 and December 31, 2022, quarterly reviews of our interim consolidated financial statements in 2023 and 2022, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Audit Fees (1)	$-	$128,700
Audit Related Fees (2)	17,250	90,150
Tax Fees (3)	-	750
All Other Fees (4)	8,400	-
Total	$25,650	$219,600

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

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2023 and December 31, 2022 for professional services rendered by Haynie, independent registered public accounting firm, for the audits for the years ended December 31, 2023 and December 31, 2022, quarterly reviews of our interim consolidated financial statements in 2023 and 2022, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Audit Fees (1)	$30,000	$-
Audit Related Fees (2)	2,500	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$32,500	$-

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

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee and were pre-approved by the full Board prior to the formation of the Audit Committee in April 2023, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit-related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Audit Committee and Board meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

Auditor Independence

The Audit Committee has considered the role of Haynie in providing services to us for the year ended December 31, 2023, and has concluded that such services are acceptable with such firm’s independence.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2023, based on the recommendation of the Audit Committee (the “Audit Committee”) and approval of the Board of Directors of SOBR Safe, Inc., (the “Company”), the Company dismissed Macias Gini & O’Connell LLP (“MGO”) as the Company’s independent registered public accounting firm. The decision to dismiss MGO as the independent registered public accounting firm of the Company is not the result of any disagreement with MGO.

On April 18, 2023, following the recommendation of the Audit Committee and approval of the Board of Directors, the Company engaged Haynie as the Company’s independent registered public accounting firm for the year ending December 31, 2023, effective immediately. There have been no disagreements with Haynie on accounting and financial disclosure.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of Imagine Media, Ltd.	SB-2	3.1	01/31/2008
3.2	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.	S-1	3.2	11/06/2012
3.3	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017	10-K	3.3	02/06/2019
3.4	Amended and Restated Bylaws of SOBR Safe, Inc.	8-K	3.1	11/19/2019
3.5	Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares	8-K	3.1	06/11/2020
4.1	Form of Representative’s Warrant between SOBR Safe, Inc. and Aegis Capital Corp.	8-K	4.1	05/19/2022
4.2	Warrant Agency Agreement between SOBR Safe, Inc. and Equiniti Trust Company dated May 17, 2022	8-K	4.2	05/19/2022
4.3	Form of Unit Warrant, issued May 18, 2022	8-K	4.3	05/19/2022
10.1	TransBiotec, Inc. 2019 Equity Incentive Plan	8-K	10.1	11/19/2019
10.2*	Employment Agreement with David Gandini dated October 25, 2019	8-K	10.3	11/19/2019
10.3	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.	10-Q	10.12	05/26/2020
10.4	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction	8-K	10.3	06/11/2020
10.5	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.	8-K	10.4	06/11/2020
10.6	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC	8-K	10.5	06/11/2020
10.7*	Advisory Agreement with Steven Beabout dated October 9, 2020	10-K	10.16	03/31/2021
10.8	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.1	10/01/2021
10.9	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.2	10/01/2021
10.10	Securities Purchase Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.3	10/01/2021
10.11	Registration Rights Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.4	10/01/2021
10.12	Form of” Secured Convertible Debenture issued by SOBR Safe, Inc. in $2M Regulation D Offering	S-1/A	10.21	12/01/2021
10.13	Form of” Warrant issued by SOBR Safe, Inc. in Regulation D Offering	S-1/A	10.22	12/01/2021
10.14*	Executive Employment Agreement with Scott Bennett dated August 17, 2021	S-1/A	10.24	01/19/2022

10.15*	Executive Employment Agreement with Michael Watson dated October 11, 2021	S-1/A	10.25	01/19/2022
10.16*	Executive Employment Agreement with Gerard Wenzel dated January 1, 2022	8-K	10.1	01/19/2022
10.17	Form of Share Exchange Agreement with David Gandini and Gary Graham for Series B Preferred Stock	S-1/A	10.28	03/17/2022
10.18	Common Stock Purchase Warrant issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd dated March 30, 2022	S-1	10.30	09/16/2022
10.19	Waiver by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated March 30, 2022	8-K	10.1	04/01/2022
10.20	Securities Purchase Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated September 28, 2022	8-K	10.1	10/03/2022
10.21	Registration Rights Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022.	8-K	10.2	10/03/2022
10.22	Form of Pre-Funded Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K	10.3	10/03/2022
10.23	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K/A	10.4	10/14/2022
10.24*	Executive Employment Agreement with David Gandini dated January 30th, 2023	8-K	10.1	02/03/2023
10.25	Purchase Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023	8-K	10.1	03/13/2023
10.26	Registration Rights Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023	8-K	10.2	03/13/2023
10.27	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.3	03/13/2023
10.28	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.4	03/13/2023
10.29	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated March 30, 2022	S-1	10.35	10/14/2022
10.30	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated September 27, 2021	S-1	10.36	10/14/2022
10.31*	Consulting Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated January 21, 2022	8-K	10.1	07/27/2022
10.32	Services Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated January 18, 2022	8-K	10.2	07/27/2022
10.33	Confirming Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated May 16, 2022	8-K	10.3	07/27/2022
10.34	Confirming Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated May 16, 2022	8-K	10.4	07/27/2022
21.1	List of Subsidiaries	10-K	21.1	03/31/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
23.2	Consent of Independent Registered Public Accounting Firm				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Compensation Recovery Policy				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

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

SOBR Safe, Inc.

Dated: March 29, 2024	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer, Principal Executive Officer, and Secretary

Dated: March 29, 2024	By:	/s/ Christopher Whitaker
Christopher Whitaker
	Its:	Chief Financial Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2024	By:	/s/ Christopher Whitaker
Christopher Whitaker, Chief Financial Officer, Principal Financial Officer

Dated: March 29, 2024	By:	/s/ David Gandini
David Gandini, Chief Executive Officer, Principal Executive Officer, and Director

Dated: March 29, 2024	By:	/s/ Ford Fay
Ford Fay, Director
Chairperson of Corporate Governance & Nominating Committee

Dated: March 29, 2024	By:	/s/ Steven Beabout
Steven Beabout, Lead Director
Chairperson of Compensation Committee

Dated: March 29, 2024	By:	/s/ Noreen Butler
Noreen Butler, Director

Dated: March 29, 2024	By:	/s/ Sandy Shoemaker
Sandy Shoemaker, Director, Chairperson of Audit Committee

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

(PCAOB Number 457)

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SOBR Safe, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has limited cash liquidity and capital resources to meet future capital requirements. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter – Valuation and Presentation of Stock Options, Warrants, and RSUs

Critical Audit Matter Description

The Company has several outstanding equity instruments including stock options, stock warrants, and restricted stock units (RSUs). The valuation of these instruments involves complex calculations and judgments by the Company, including the expected term of the instrument and the volatility of the Company’s stock price for that term. These calculations and judgements have a significant impact on the financial statements, including the equity section of the balance sheet and stock-based compensation on the income statement. In addition, several of the instruments are issued to directors and executives, and so there are related party transactions that must be properly accounted for and disclosed. The footnotes of the financial statements also should have extensive disclosures surrounding the nature of the instruments, including weighted average calculations of expected terms and exercise prices.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures related to the Company’s valuation and presentation of equity instruments for these specific elements are the following:

•	We evaluated the inputs and their judgments used by management for the valuation model of the equity instruments.
•	We independently determined inputs that would be used in valuation calculations to determine if our calculations were materially different than the Company’s.
•	We carefully evaluated the disclosure of information relevant to the equity instruments that is required by accounting standards.

/s/ Haynie and Company

We have served as the Company’s auditor since 2023.

Littleton, Colorado

Firm ID 457

March 29, 2024

Report of Independent Registered Public Accounting Firm

(PCAOB Number 324)

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOBR Safe, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We served as SOBR Safe, Inc.’s auditor from 2018 through 2023.

/s/ Macias Gini & O’Connell LLP

Irvine, CA

March 31, 2023

SOBR SAFE, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

Current assets
Cash	$2,790,147	$8,578,997
Accounts receivable, net	25,280	30,322
Inventory	342,782	215,493
Prepaid expenses	213,261	200,905
Total current assets	3,371,470	9,025,717
Intellectual technology, net	2,473,429	2,858,893
Operating lease right-of-use assets	274,713	-
Other assets	27,427	27,427
Total Assets	$6,147,039	$11,912,037

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$525,665	$142,965
Accrued expenses	726,940	392,282
Accrued interest payable	96,988	469,691
Related party payables	-	1,887
Operating lease liabilities, current portion	97,108	-
Notes payable – related parties, net	11,810	866,262
Notes payable – non-related parties, net	64,331	948,597
Total current liabilities	1,522,842	2,821,684

Operating lease liabilities, less current portion	203,295	-
Notes payable - non-related parties-less current portion, net	2,305,898	-
Accrued interest payable	132,467	-
Total Liabilities	4,164,502	2,821,684
Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 16,300,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022	-	-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022	-	-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 3,000,000 shares issued and outstanding at December 31, 2022	-	30
Common stock, $0.00001 par value; 100,000,000 shares authorized; 18,582,241 and 16,984,570 shares issued and outstanding including shares held in treasury at December 31, 2023 and December 31, 2022, respectively	186	170
Treasury stock, at cost; 12,329 as of December 31, 2023 and December 31, 2022	(38,015)	(38,015)
Additional paid-in capital	89,840,017	87,509,666
Accumulated deficit	(87,765,981)	(78,327,845)
Total SOBR Safe, Inc. stockholders’ equity (deficit)	2,036,207	9,144,006
Noncontrolling interest	(53,670)	(53,653)
Total Stockholders’ Equity (Deficit)	1,982,537	9,090,353

Total Liabilities and Stockholders’ Equity (Deficit)	$6,147,039	$11,912,037

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,	December 31,
	2023	2022

Revenues	$157,292	$35,322
Cost of goods sold	94,942	19,315
Gross profit	62,350	16,007

Operating expenses:
General and administrative	6,400,723	6,024,001
Stock-based compensation expense	2,245,871	3,008,395
Research and development	1,016,302	1,397,053
Total operating expenses	9,662,896	10,429,449

Loss from operations	(9,600,546)	(10,413,442)

Other income (expense):
Other income	216,211	230,414
Gain (loss) on debt extinguishment, net	(26,125)	245,105
Gain on fair value adjustment - derivatives	-	1,040,000
Interest expense	(804,261)	(3,457,007)
Total other expense, net	(614,175)	(1,941,488)

Loss before provision for income taxes	(10,214,721)	(12,354,930)

Provision for income taxes	-	-

Net loss	(10,214,721)	(12,354,930)
Net loss attributable to noncontrolling interest	17	17
Net loss attributable to SOBR Safe, Inc.	(10,214,704)	(12,354,913)

Deemed dividends related to underwritten public offering warrants down round provision	-	(5,005,857)
Deemed dividends related to Original Warrants and New Warrant down round provision	-	(3,495,583)

Net loss attributable to common stockholders	$(10,214,704)	$(20,856,353)

Basic and diluted loss per common share	$(0.56)	$(1.90)

Weighted average number of common shares outstanding	18,147,830	11,003,049

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Treasury Stock
		Amount		Amount			Additional		SOBR		Total Stockholders'
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	Safe,	Noncontrolling	Equity
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	(Deficit)

Balances at January 1, 2022	8,778,555	$88	-	$-	-	$-	$57,041,447	$(57,471,492)	$(429,957)	$(53,636)	$(483,593)
Common stock issued for restricted stock units vested	191,919	2	-	-	-	-	-	-	2	-	2
Common stock issued for convertible debt	7,917	-	-	-	-	-	47,500	-	47,500	-	47,500
Common stock exchanged for convertible preferred stock	(1,000,000)	(10)	3,000,000	30	-	-	(20)	-	-	-	-
Additional common stock issued upon reverse stock split	1,012	-	-	-	-	-	-	-	-	-	-
Common stock and warrants issued in public equity offering, net of issuance costs	2,352,942	24	-	-	-	-	8,694,339	-	8,694,363	-	8,694,363
Common stock and warrants issued in private equity offering, net of issuance costs	1,925,677	19	-	-	-	-	5,121,954	-	5,121,973	-	5,121,973
Common stock issued upon exercise of stock warrants, net of issuance costs	3,775,942	38	-	-	-	-	3,328,105	-	3,328,143	-	3,328,143
Common stock issued upon exercise of stock options	48,106	-	-	-	-	-	38,015	-	38,015	-	38,015
Purchase of treasury stock	-	-	-	-	(12,329)	(38,015)	-	-	(38,015)	-	(38,015)
Common stock issued for services	902,500	9	-	-	-	-	864,491	-	864,500	-	864,500
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	3,008,395	-	3,008,395	-	3,008,395
Paid in capital - relative fair value of stock warrants granted	-	-	-	-	-	-	864,000	-	864,000	-	864,000
Deemed dividends related to underwritten public offering warrants down round provision	-	-	-	-	-	-	5,005,857	(5,005,857)	-	-	-
Deemed dividends related to Original Warrants and New Warrant down round provision	-	-	-	-	-	-	3,495,583	(3,495,583)	-	-	-
Net loss	-	-	-	-	-	-	-	(12,354,913)	(12,354,913)	(17)	(12,354,930)
Balances at December 31, 2022	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	225,000	2	-	-	-	-	211,498	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	2,245,871	-	2,245,871	-	2,245,871
Paid-in capital – relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Conversion of preferred stock to common stock	1,000,000	10	(3,000,000)	(30)	-	-	20	-	-	-	-
Common stock issued for restricted stock units vested	235,000	3	-	-	-	-	(3)	-	-	-	-
Common stock issued upon conversion of convertible debt	150,000	1	-	-	-	-	221,181	-	221,182	-	221,182
Net loss	-	-	-	-	-	-	-	(10,214,704)	(10,214,704)	(17)	(10,214,721)
Balances at December 31, 2023	18,594,570	$186	-	-	(12,329)	$(38,015)	$89,840,017	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537

 The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2023	2022

Operating Activities:
Net loss	$(10,214,721)	$(12,354,930)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	385,464	385,464
Amortization of debt discounts	562,690	2,295,586
(Gain) loss on debt extinguishment	26,125	(245,105)
Change in fair value of derivative liability	-	(1,040,000)
Stock-based compensation expense	2,245,871	3,008,395
Stock issued for professional services	-	864,500
Non-cash interest expense	29,638	-
Non-cash lease expense	55,994	-
Bad debt expense	3,124	-
Changes in assets and liabilities:
Accounts receivable	1,918	(30,322)
Inventory	(127,289)	(176,032)
Prepaid expenses	655,507	86,238
Other assets	-	3,148
Accounts payable	382,700	(127,185)
Accrued expenses	334,658	1,037,486
Accrued interest payable	(237,564)	217,581
Related party payables	(1,887)	(80,996)
Operating lease liabilities	(30,304)	-
Net cash used in operating activities	(5,928,076)	(6,156,172)

Financing Activities:
Proceeds from notes payable - non-related parties	3,000,001	-
Repayments of notes payable – non-related parties	(1,323,025)	(242,797)
Repayments of notes payable - related parties	(1,000,000)	-
Debt issuance costs	(537,750)	-
Proceeds from public equity offering	-	10,004,245
Cost of public equity offering	-	(1,309,882)
Proceeds from private equity offering	-	5,997,873
Cost of private equity offering	-	(875,900)
Proceeds from exercise of stock warrants, net	-	3,328,143
Repayments of convertible debenture payable	-	(3,048,781)
Net cash provided by financing activities	139,226	13,852,901

Net Change In Cash	(5,788,850)	7,696,729

Cash At The Beginning Of The Period	8,578,997	882,268

Cash At The End Of The Period	$2,790,147	$8,578,997

Schedule Of Non-Cash Investing And Financing Activities:
Issuance of common stock and warrants for prepaid services	$373,981	$-
Non-related party debt converted to capital	$341,998	$47,500
Operating lease right-of-use assets and liabilities	$330,707	$-
Financing of prepaid insurance premiums	$293,882	$(274,589)
Conversion of preferred stock to common stock	$30	$-
Conversion of common stock to preferred stock	$-	$30
Deemed dividends related to underwritten public offering warrants down round provision	$-	$5,005,857
Deemed dividends related to Original Warrants and New Warrant down round provision	$-	$3,495,583
Derecognition of convertible debenture	$-	$3,048,781
Reacquisition value of convertible debenture	$-	$(3,912,781)
Fair value of shares issued for services	$-	$(719,000)
Exchange of common shares from exercise of stock options	$-	$38,015
Reclassification of common shares from reverse stock split	$-	$155

Supplemental Disclosure:
Cash paid for interest	$446,069	$30,722
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at December 31, 2023 and December 31, 2022, and results of operations and cash flows for the years ended December 31, 2023 and December 31, 2022.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, TransBiotec-CA, of 98.6%. We have eliminated all intercompany transactions and balances between entities consolidated in these audited financial statements.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived assets, the intellectual technology, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

At December 31, 2023 and December 31, 2022, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $982 in allowance for doubtful accounts and no allowance for doubtful accounts at December 31, 2023 and December 31, 2022, respectively.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at December 31, 2023 and December 31, 2022.

Prepaid Expenses

Amounts incurred in advance of contractual performance or coverage periods are recorded as prepaid assets and recognized as expense in the period service or coverage is provided.

Beneficial Conversion Features

As discussed under “Recently Adopted Accounting Standard” in Note 1, the Company adopted ASU 2020-06 effective January 1, 2023, which, among other things, eliminated the beneficial conversion feature model applicable to certain convertible instruments. Prior to the adoption of ASU 2020-06, a beneficial conversion feature existed on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount was amortized to interest expense over the life of the note using the effective interest method.

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivate instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair value reported in the audited consolidated statements of operations under other income (expense). The company had no derivative instruments as of December 31, 2023.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the audited consolidated balance sheet.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.4% at December 31, 2023 and December 31, 2022. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the years ended December 31, 2023 and 2022, respectively.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. Leases with an initial term of twelve months or less are considered short-term leases and are not recognized on the Company’s audited consolidated balance sheet. Right-of-use (“ROU”) assets and liabilities are recognized on the audited consolidated balance sheet for leases with an expected term greater than twelve months. Operating lease ROU assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at inception based on the present value of lease payments over the lease term. When the rate implicit in the lease is not determinable, the Company uses its estimated secured incremental borrowing rate in determining the present value of lease payments. The lease expense for fixed lease payments is recorded on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred. The Company has elected not to separate lease and non-lease components.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $190,614 and $169,010 during the years ended December 31, 2023 and December 31, 2022, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at December 31, 2023 and December 31, 2022 as these have been offset by a 100% valuation allowance.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating the beneficial conversion and cash conversion accounting models. In addition, ASU 2020-06 removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. Comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods.

The Company early adopted ASU 2020-06 effective January 1, 2023, using the modified retrospective method whereby the cumulative effect of the change is recognized as an adjustment to the opening balance of retained earnings at the date of adoption. On January 1, 2023, the Company recorded an increase to retained earnings (accumulated deficit) of $776,569 and a decrease to additional paid-in capital of $909,214 to fully remove the unamortized debt discount related to beneficial conversion features of $132,646.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. None of these reclassifications had a material impact on the audited consolidated financial statements.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources to meet future capital requirements. The Company’s ability to meet future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital resources in the near future. Sources of debt financing may result in additional interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not available or obtained, the Company may be required to reduce or curtail operations.

As of December 31, 2023, the Company has an accumulated deficit of approximately $87,800,000. During the year ended December 31, 2023, the Company also experienced negative cash flows from operating activities of approximately $5,900,000 and has $2,305,000 of convertible notes payable due in various amounts in March 2025. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Based on an evaluation of current operating cash usage, management identified several areas in which the Company is capable to reduce spend should it be needed. This includes reductions in operating headcount, discretionary sales & marketing spend, investor relations initiatives, and product/software research and development planning. Ongoing activities to identify and reduce monthly expenses by management will continue in perpetuity until such time financial liquidity and substantial cash flow from sales are realized.

Management believes the introduction of its SOBRsureTM product in Q3-2023 and a defined focus on the multi-vertical Behavior Health space have well-positioned the Company to generate a positive improvement in revenue generation and positive cash flows from sales.

Management believes that cash balances of approximately $2,800,000 and positive working capital of approximately $1,900,000 at December 31, 2023, do not provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of December 31, 2023. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before December 31, 2023. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of December 31, 2023.

NOTE 3. INVENTORY

Inventory at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Component parts	$59,157	$68,643
Finished goods	283,625	146,850
Inventory	$342,782	$215,493

NOTE 4. PREPAID EXPENSES

Prepaid expenses at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Insurance	$156,724	$150,344
Deposit	15,736	15,736
Rent	16,714	-
Other	24,087	34,825
Prepaid expenses	$213,261	$200,905

On May 18, 2023, the Company purchased Directors & Officers insurance prepaying annual premiums of $367,352 through a eight-month financing arrangement (see Note 9). The Company recorded $9,167 of insurance expense related to the prepaid Directors & Officers insurance during the year ended December 31, 2023.

NOTE 5. LEASES

The Company leases its corporate headquarters office space and certain office equipment under arrangements classified as operating leases.

The Company entered into its lease agreement to rent office space for a twelve-month period beginning July 1, 2022 with a monthly base rent of $9,744. The lease did not contain renewal options and was considered a short-term lease at inception. In April 2023, the Company executed an amendment to extend the term of the lease from July 1, 2023 through September 30, 2026. The amended lease provides for monthly base rent of $9,310 through September 2024, with fixed escalating monthly base rent for each year thereafter, and no rent due for the months of July through September 2023.

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

Total operating lease expense was $180,895, which included $38,719 of variable lease expense and $65,375 of short-term lease expense during the year ended December 31, 2023.

Operating lease obligations recorded on the audited consolidated balance sheet at December 31, 2023 are as follows:

Operating lease liabilities, current portion	$97,108
Operating lease liabilities – less current portion	203,295
Total Operating Lease Liabilities	$300,403

Future lease payments included in the measurement of operating lease liabilities on the audited consolidated balance sheet at December 31, 2023 are as follows:

2024	$121,831
2025	125,644
2026	95,063
Total future minimum lease payments	342,538
Less imputed interest	(42,135)
Total Operating Lease Liabilities	$300,403

The weighted average remaining lease term is 33 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2023:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,381,246	$2,473,429	10

Intangible assets consisted of the following at December 31, 2022:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$995,782	$2,858,893	10

Amortization expense was $385,464 for the years ended December 31, 2023 and 2022.

Estimated future amortization expense for device technology intangible assets is as follows:

2024	2025	2026	2027	2028	Thereafter
$385,464	$385,464	$385,464	$385,464	$385,464	$546,109

NOTE 7. RELATED PARTY TRANSACTIONS

On March 1, 2022 the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 11). On April 20, 2023 the 3,000,000 Series B Convertible Preferred shares were converted to 1,000,000 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in a transfer of value.

 NOTE 8. ACCRUED EXPENSES

Accrued expenses at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Consulting services	328,196	197,897
R&D services	220,000	-
Other	178,744	194,385
Accrued expenses	$726,940	$392,282

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Convertible Notes Payable with Warrants – 2021 Debt Offering	$-	$1,000,000
Non-Convertible Notes Payable	11,810	11,810
Unamortized Debt Discount	-	(145,548)
Net Related Party Notes Payable	$11,810	$866,262
Current Portion	(11,810)	(866,262)
Net Long-Term Portion	$-	$-

Total interest expense for related party notes was $27,501 and $120,000 for the years ended December 31, 2023 and 2022, respectively.

Related Party Convertible Notes Payable with Warrants – 2021 Debt Offering

During March, April, and May 2021, as part of a 2021 Debt Offering, the Company issued thirteen convertible notes payable to related parties with principal balances totaling $1,000,000. The notes, secured by the Company’s patents and patents applications, include interest at 12%, are convertible at $9 per share of the Company’s common stock and are due 24 months after issuance. Each of the notes was issued with detached free-standing warrants to purchase the Company’s common stock at $9 per share. The notes included interest at 12% which the noteholders could elect to have paid in cash monthly or have the interest accrue and be payable on the maturity date, if not sooner converted.

The Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $448,999 is amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion features in the audited consolidated statements of operations and was none and $167,913 for the years ended December 31, 2023, and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $66,843 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 Debt Offering was allocated to the stock warrants based on their relative fair value, resulting in a debt discount of $551,001 which was amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $62,837 and $275,500 for the years ended December 31, 2023, and 2022, respectively.

The Company fully repaid the remaining principal and accrued interest on the notes in March and April 2023. A portion of the notes were repaid prior to their stated maturities in April and May 2023. As a result, the Company recorded a loss on debt extinguishment of $26,125 equal to the remaining unamortized debt discount on the notes at the time of repayment.

Related Party Non-Convertible Note Payable

The Company has one non-convertible note payable that has a principal balance of $11,810 as of December 31, 2023 and 2022. The note carries an interest rate of 0%. The note payable had a due date of December 31, 2012 and is currently in default.

NON- RELATED PARTIES

Notes payable to non-related parties consist of the following:

	December 31, 2023	December 31, 2022
Convertible Notes Payable with Warrants – 2023 Debt Offering	$3,219,724	$-
Convertible Notes Payable with Warrants – 2021 Debt Offering	-	1,005,000
Convertible Notes Payable	9,183	9,183
Non-Convertible Notes Payable	17,500	17,500
Premium Financing Note Payable	37,648	61,792
Unamortized Debt Discount	(913,826)	(144,878)
Net Non-Related Party Notes Payable	$2,370,229	$948,597
Current Portion	(64,331)	(948,597)
Net Long-Term Portion	$2,305,898	$-

Total interest expense for non-related party notes was $240,311 and $134,628 for the years ended December 31, 2023 and 2022, respectively.

Convertible Notes Payable with Warrants – 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”). Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes may be converted voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price of $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is compounded quarterly, payable on the maturity date, if not sooner converted. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

On May 10, 2023, noteholders elected to convert a total of $341,999 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 150,000 shares of the Company’s common stock at $2.28 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $309,688, as well as accrued interest of $32,311.

Convertible Notes Payable with Warrants – 2021 Debt Offering

During 2021, as part of a 2021 Debt Offering, the Company issued sixteen convertible notes payable to non-related parties with principal balances totaling $1,005,000. The notes, secured by the Company’s patent applications, were convertible into the Company’s common stock at $9 per share, and were due 24 months after issuance. Each of the notes was also issued with detached free-standing warrants to purchase the Company’s common stock at $9 per share. The notes included interest at 12% which the noteholders could elect to have paid in cash monthly or have the interest accrue and be payable on the maturity date, if not sooner converted.

Upon issuance, the Company evaluated the convertible notes payable for embedded derivatives and beneficial conversion features and determined that there were beneficial conversion features to record. The total beneficial conversion feature debt discount of $460,215 was being amortized over the life of the convertible notes payable. The debt discount amortization expense is recorded as amortization of interest – beneficial conversion features in the consolidated statements of operations was none and $231,353 for the years ended December 31, 2023 and 2022, respectively. The unamortized debt discount related to the beneficial conversion feature was $65,803 at December 31, 2022. This balance was eliminated upon adoption of ASU 2020-06 effective January 1, 2023 (see Note 1).

At the time of issuance, a portion of the proceeds from the 2021 Debt Offering was allocated to the stock warrants based on their relative fair value, resulting in a debt discount of $541,707 which was amortized over the life of the notes. Amortization of the debt discount related to the stock warrants is recorded as interest expense and was $68,818 and $272,350 for the years ended December 31, 2023 and 2022, respectively.

The Company fully repaid the remaining principal and accrued interest on the notes during 2023, prior to maturity. As a result, the Company recorded a loss on debt extinguishment of $10,257 equal to the remaining unamortized debt discount on the notes at the time of repayment.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 for the years ended December 31, 2023 and 2022, respectively. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $32.29 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 for the years ended December 31, 2023 and 2022, respectively. These notes carry interest ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Note Payable

On May 25, 2022, the Company entered into a financing agreement for payment of its annual Directors & Officers insurance premiums for coverage from May 2022 through May 2023 totaling $349,455. The financing agreement required an initial down payment of $74,866 with the remaining amount of $274,559 financed for a nine-month period at an annual interest rate of 4.37% with monthly payments of $31,068 beginning in June 2022. The note was paid in full in February 2023.

On June 15, 2023, the Company entered into a financing agreement for payments of its annual Directors & Officers insurance premiums for coverage from May 2023 through May 2024 totaling $367,352. The financing agreement required an initial down payment of $73,470 with the remaining amount of $293,882 financed for an eight-month period at an annual interest rate of 8.49% with monthly payments of $37,914 beginning in June 2023. The financing liability balance at December 31, 2023 was $37,648.

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the year ended December 31, 2023 consisted of the following:

The Company issued 225,000 shares of common stock to a consultant for investor relations services.

The Company issued 235,000 shares of its common stock for RSUs vested during 2023.

The Company issued 150,000 shares of its common stock upon conversion of a portion of the Notes issued in the 2023 Debt Offering.

The Company exchanged 3,000,000 shares of Series B Convertible Preferred Stock with related parties for 1,000,000 shares of common stock (see Notes 7 and 11).

The Company’s common stock transactions for the year ended December 31, 2022 consisted of the following:

The Company issued 191,919 shares of its common stock for 175,252 RSUs vested during 2022 and 16,667 RSUs vested during 2021.

The Company issued 7,917 shares of common stock upon conversion of a $47,500 convertible note payable.

The Company exchanged 1,000,000 shares of common stock for 3,000,000 shares of Series B Convertible Preferred Stock (see Note 11).

The Company issued 1,012 shares of common stock in connection with the rounding provision of the 1-for-3 reverse stock split effective in 2022.

On May 18, 2022, the Company issued 2,352,942 shares of common stock in connection with a completed underwritten public offering. The Company received approximately $8,700,000 of net proceeds from the sale of 2,352,942 units (Units) at a public offering price of $4.25 per Unit, with each Unit consisting of one share of our Common Stock, and two warrants each to purchase one share of Common Stock.

On September 30, 2022, the Company received approximately $5,120,000 of net proceeds from the sale of 4,054,055 PIPE units at an offering price of $1.48 per PIPE unit. In connection with the PIPE Offering, the Company issued 1,925,677 Non-Prefunded Units and 2,128,378 Prefunded Units priced at-the-market under Nasdaq rules. The Prefunded Units were sold at the same price less the Prefunded Warrant exercise price of $0.001. Each Non-Prefunded Unit consists of one share of common stock and one non-tradable Non-Prefunded Warrant exercisable for one share of common stock, at a price of $1.35, subject to adjustments pursuant to the non-prefunded warrant agreement (“Non-Prefunded Warrant Agreement”). Each Prefunded Unit consists of one share of a Non-Prefunded Warrant and one non-tradable Prefunded Warrant exercisable for one share of common stock, at a price of $1.35 less the Prefunded Warrant exercise price of $0.001, subject to adjustments pursuant to the prefunded warrant agreement (“Prefunded Warrant Agreement”).

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

On April 20, 2023 the 3,000,000 Series B Convertible Preferred shares were converted to 1,000,000 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in a transfer of value.

 NOTE 12. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

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

On May 18, 2022, the Company issued through an underwritten public offering 4,705,884 Offering Warrants, 424,116 Underwriter Warrants, and 141,177 Representative Warrants to purchase common stock of the Company at exercise prices of $4.25, $4.25 and $5.3125 per share, respectively. The warrants expire five years from the date of issuance and were valued using the Monte Carlo simulation option pricing model at approximately $5,700,000. The exercise price on the Offering Warrants and Underwriter Warrants was reduced to $2.125 per share in September 2022 in accordance with a down-round provision contained in those warrants. As of December 31, 2023, 3,623,613 warrants remain outstanding.

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

The fair value of these non-employee stock warrants granted during the years ended December 31, 2023 and 2022 totaled $560,998 and $27,540,584, respectively, and were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	December 31, 2023	December 31, 2022
Exercise Price	$1.35-2.52	$1.35-6.00
Dividend Yield	0%	0%
Volatility	162-209%	110-160%
Risk-free Interest Rate	4.56-4.73%	2.45–4.62%
Life of Warrants	3-5 Years	1-7 Years

The following table summarizes the changes in the Company’s outstanding warrants during the years ended December 31, 2023 and 2022:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	10,387,877	$1.35 -9.00	5.11 Years	$1.56	$-
Warrants Granted	611,998	1.35-2.52	3.39 Years	2.09	-
Warrants Exercised	-
Warrants Expired	394,167	2.56-9.00	0 Years	8.02	-
Balance at December 31, 2023	10,605,708	1.35-5.31	4.59 Years	1.70	-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	836,464	$1.50 – 9.00	3.04 Years	$6.78	$1,784,838
Warrants Granted	13,375,461	$1.35 – 5.3125	4.38 Years	$1.94	$-
Warrants Exercised	(3,775,942)	$0.001 – 2.125		$0.88
Warrants Expired/Forfeited	(48,106)	$3.118		$3.118
Balance at December 31, 2022	10,387,877	$1.35 – 9.00	5.11 Years	$1.56	$-

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,282,823 shares of Company common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 1,733,333. In June 2023, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 3,500,000.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

As of December 31, 2023 and December 31, 2022, the Company has granted stock options to acquire 1,692,473 and 1,086,813 shares of common stock under the Plan, respectively. As of December 31, 2023, the Plan had 1,014,828 vested options and 677,645 non-vested options. As of December 31, 2022, the Plan had 930,573 vested options and 173,009 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the years ended December 31, 2023 and 2022, the Company recorded in stock-based compensation expense $1,604,827 and $1,582,217, respectively, of share-based compensation related to stock options. The unrecognized compensation expense as of December 31, 2023 was $1,138,937 which will be recognized over periods ranging from 5 to 34 months.

On November 4, 2022, the Company’s Board of Directors approved for a total of 305,000 stock options having exercise prices ranging from $8.25 - $10.56 to be repriced at 110% ($2.39) and 100% ($2.17) of the current price of the Company’s stock for employees and Board members, respectively. The incremental fair value of the options as a result of the repricing was determined to be $55,859. Of this amount, $29,900 related to vested options and was recognized as compensation expense in 2022. The remaining $1,786 of unrecognized expense will be recognized over periods ranging from 3 to 9 months.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted or repriced during the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Exercise Price	$0.48-2.16	$1.54-9.075
Dividend Yield	0%	0%
Volatility	143%-207%	89%-192%
Risk-free Interest Rate	4.09%-5.04%	0.78%-4.01%
Expected Life	1-6 years	1-3 years

The following tables summarize the changes in the Company’s outstanding stock options during the years ended December 31, 2023 and 2022:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2021	1,053,356	$0.79 - 10.74	6.21 Years	$3.40	$5,804,517
Options Granted	120,000	$1.54 - 9.08	3.42 Years	$5.79	$-
Options Exercised	(48,106)	$0.79		$0.79
Options Cancelled	-
Options Expired/Forfeited	(21,667)	$4.94 - 10.73		$9.33
Balance at December 31, 2022	1,103,583	$0.79 - 9.30	5.33 Years	$1.71	$-

Exercisable at December 31, 2022	930,573	$0.79 - 9.30	5.83 Years	$1.60	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	1,103,583	$0.79 - 9.30	5.33 Years	$1.71	$-
Options Granted	1,075,000	$0.48-2.32	4.09 Years	$1.17	-
Options Exercised	-
Options Cancelled	-
Options Expired/Forfeited	(486,110)	$0.79-2.39	-	$1.19	$-
Balance at December 31, 2023	1,692,473	0.48-9.30	5.66	$2.01	$-

Exercisable at December 31, 2023	1,014,828	0.48-9.30	4.36	$2.14	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the year ended December 31, 2023, the Company granted 148,080 service based RSUs to executive officers and employees and no service based RSUs to directors. All RSUs granted in 2023 vest during various periods between November 2023 and January 2026. During the year ended December 31, 2022, the Company granted 281,667 service based RSUs to executive officers and employees and 140,000 service based RSUs to directors. All RSUs granted in 2023 vest during various periods between November 2023 and January 2026.

The following table summarizes RSU activity under the Plan for the years ended December 31, 2023 and 2022:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	380,000	$2.17	0.74 Years
Granted	148,080	1.18	1.60 Years
Vested	(315,000)	$1.90
Unvested at December 31, 2023	213,080	$1.88	1.74 Years

For the years ended December 31, 2023 and 2022, the Company recorded in stock-based compensation expense $641,043 and $1,426,178, respectively, of RSU based compensation. The fair value of RSUs granted during the years ended December 31, 2023, and 2022 was $174,062 and $1,112,725, respectively. As of December 31, 2023, total unrecognized compensation costs of RSUs granted and outstanding but not yet vested was $124,190 which is expected to be recognized over 24 months.

Executive Officers Stock Options and RSUs

The Company had 437,372 outstanding executive officers stock options exercisable at $0.7902 to $2.387 per share with a weighted average remaining contractual life of 7.51 years as of December 31, 2023, and 537,371 outstanding executive stock options exercisable at $0.7902 to $2.387 per share with a weighted average remaining contractual life of 5 years as of December 31, 2022. The Company had 98,080 unvested RSUs granted to executive officers with a remaining weighted average vesting period of 24 months as of December 31, 2023.  The Company had 200,000 unvested RSUs granted to executive officers with a remaining weighted average vesting period of 5 months as of December 31, 2022.

On January 1, 2022, the Company entered into an Employment Agreement with Jerry Wenzel to serve as the Company’s Chief Financial Officer for a two-year period.  Under the terms of the agreement, the Company granted Mr. Wenzel under the Plan stock options to acquire 66,667 shares of our common stock at an exercise price of $8.25 per share, repriced effective November 4, 2022 to an exercise price of $2.387 per share, and 16,667 RSUs.  The stock options vest in equal quarterly installments over a two-year period during the term of his Employment Agreement.  On November 4, 2022, Mr. Wenzel was granted 75,000 RSUs that vest June 1, 2023. The RSUs per share weighted average fair value at grant date was $2.17. On November 10, 2023, Mr. Wenzel was granted 50,000 RSUs that vested immediately. The RSUs per share weighted average fair value at grant date was $0.48. Mr. Wenzel was granted a total of 66,667 stock options that were vested as of December 31, 2023. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2023. A total of 125,000 RSUs vested in 2023 and common shares were issued in the same amount.

On January 30, 2023, the Company entered into an Employment Agreement with David Gandini to continue to serve as the Company’s Chief Executive Officer through December 31, 2025. On February 23, 2023, Mr. Gandini was granted stock options to acquire 510,000 shares of our common stock at an exercise price of $2.32 per share. The options vest in equal quarterly installments over a period of 34 months. Mr. Gandini was granted a total of 50,000 stock options that were vested as of December 31, 2023. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2023. On August 4, 2023, Mr. Gandini was granted 98,080 RSUs that vest January 1, 2026. The RSUs per share weighted average fair value at grant date was $1.53.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013, we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 2023. As of December 31, 2023, the Company has accrued $11,164 plus accrued interest of approximately $19,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 14. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

For the years ended December 31, 2023, and 2022, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $39,824,000 that will be carried forward and can be used through the year 2028 and beyond to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between financial and tax reporting. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $39,824,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

As of December 31, 2023 and 2022, the deferred tax asset of approximately $9,714,000 and $7,283,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2023 and 2022 was approximately $2,429,000 and $3,154,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2023 and 2022. The Company has not filed its tax returns for the years 2012 through 2023; however, management believes there are no taxes due as of December 31, 2023 and 2022.

The Company includes interest and penalties arising from the underpayment of income taxes in general and administrative expense in the consolidated statements of operations.

The provision for Federal income tax consisted of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Income tax benefit attributable to:
Net loss	$(10,214,704)	$(12,354,930)
Permanent differences	2,382,227	1,732,832
Valuation allowance	7,832,477	10,622,098
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows on December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carry forward	$7,723,005	$5,759,000
Valuation allowance	(7,723,005)	(5,759,000)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carry forward	$1,991,222	$1,524,000
Valuation allowance	(1,991,222)	(1,524,000)
Net deferred tax asset	$-	$-

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2023 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 29, 2024, which is the date the consolidated financial statements were available to be issued.

On March 5, 2024, the Company’s Senior Convertible Noteholders elected to convert a total of $804,695 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 1,297,895 shares of the Company’s common stock at $0.62 per share. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors are sophisticated, familiar with our operations, and there was no general solicitation or advertising. In addition, pursuant to the March 4, 2024, Inducement Letters, the exercise prices for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering and Common Stock Purchase Warrants issued on March 9, 2023 related to the 2023 Debt Offering were permanently reduced to $0.62 per share.

On March 6, 2024, pursuant to the Adjustment terms of the March 2022 Armistice Warrants and the September 2021 Armistice Warrant as a result of the Inducement Letters, the Company issued an aggregate 2,659,031 warrants (the “Armistice Warrants”) consisting of (i) 2,127,225 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 531,806 warrants pursuant to the Adjustment terms of the March 2022 Armistice Warrant. In addition, the Armistice Warrants include conditions where the warrant exercise price may be adjusted downward in the event securities instruments or exercise prices are subsequently issued or reduced, respectively, below the then current exercise prices of $1.35 per unit of the Armistice Warrants. Where the Inducement Letters stipulate a reduction in the warrant securities exercise prices below the Armistice Warrant exercise price of $1.35 per unit, the conditions of a downward adjustment were met reducing the Armistice Warrants exercise price permanently to $0.62 per unit. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

