Form 10-Q
period 2024-03-31
SOBR Safe, Inc.
filed 2024-05-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 20,007,465 shares of common stock, $0.00001 par value, issued and outstanding.

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

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2024, and 2023, the condensed consolidated statements of changes in stockholders’ equity (deficit) for the three months ended March 31, 2024, and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024, and 2023, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Audited)

Current assets
Cash	$1,336,250	$2,790,147
Accounts receivable, net	25,125	25,280
Inventory	320,603	342,782
Prepaid expenses	160,804	213,261
Other current assets	15,300	-
Total current assets	1,858,082	3,371,470

Intellectual technology, net	2,377,063	2,473,429
Operating lease right-of-use assets	252,863	274,713
Other assets	27,427	27,427
Total Assets	$4,515,435	$6,147,039

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$632,738	$525,665
Accrued expenses	522,455	726,940
Accrued interest payable	231,626	96,988
Operating lease liabilities, current portion	100,525	97,108
Notes payable - related parties	11,810	11,810
Notes payable - non-related parties, net	1,900,611	64,331
Total current liabilities	3,399,765	1,522,842

Operating lease liabilities, less current portion	176,734	203,295
Notes payable – non-related parties-less current portion, net	-	2,305,898
Accrued interest payable	-	132,467
Total Liabilities	3,576,499	4,164,502
Stockholders' Equity (Deficit)
Common stock, $0.00001 par value; 100,000,000 shares authorized, 19,995,136 and 18,582,241 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	200	186
Treasury stock, at cost; 12,329 shares as of March 31, 2024 and December 31, 2023	(38,015)	(38,015)
Additional paid-in capital	92,823,937	89,840,017
Accumulated deficit	(91,793,511)	(87,765,981)
Total SOBR Safe, Inc. stockholders' equity (deficit)	992,611	2,036,207
Noncontrolling interest	(53,675)	(53,670)
Total Stockholders' Equity (Deficit)	938,936	1,982,537

Total Liabilities and Stockholders' Equity (Deficit)	$4,515,435	$6,147,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenues	$47,990	$47,868
Cost of goods and services	24,781	30,064
Gross profit	23,209	17,804

Operating expenses:
General and administrative	1,415,562	1,584,950
Stock-based compensation expense	214,398	698,913
Research and development	102,034	180,918
Total operating expenses	1,731,994	2,464,781

Loss from operations	(1,708,785)	(2,446,977)

Other income (expense):
Other income	21,255	70,470
Notes payable – conversion expense	(585,875)	-
Interest expense	(232,516)	(225,185)
Total other expense, net	(797,136)	(154,715)

Loss before provision for income taxes	(2,505,921)	(2,601,692)

Provision for income taxes	-	-

Net loss	(2,505,921)	(2,601,692)
Net loss attributable to noncontrolling interest	5	5
Net loss attributable to SOBR Safe, Inc.	$(2,505,916)	$(2,601,687)

Deemed dividends related to Convertible Debt Warrants down round provision	(23,270)	-
Deemed dividends related to PIPE Warrants down round provision	(42,539)	-
Deemed dividends related to Original Warrants and New Warrants down round provision	(1,455,805)	-

Net loss attributable to common stockholders	$(4,027,530)	$(2,601,687)

Basic and diluted loss per common share	$(0.21)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	19,077,870	17,092,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Treasury Stock				Stockholders’
		Amount		Amount			Additional		Equity		Total
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	SOBR Safe,	Noncontrolling	Stockholders’
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	Equity

Balances at January 1, 2023	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	225,000	2	-	-	-	-	211,498	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	698,913	-	698,913	-	698,913
Paid in capital - relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Net loss	-	-	-	-	-	-	-	(2,601,687)	(2,601,687)	(5)	(2,601,692)
Balances at March 31, 2023	17,209,570	$172	3,000,000	$30	(12,329)	$(38,015)	$88,071,861	$(80,152,964)	$7,881,084	$(53,658)	$7,827,426

Balances at January 1, 2024	18,594,570	$186	-	$-	(12,329)	$(38,015)	$89,840,017	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537
Common stock issued for restricted stock units vested	115,000	1	-	-	-	-	(1)	-	-	-	-
Common stock issued upon conversion of convertible debt	1,297,895	13	-	-	-	-	1,247,909	-	1,247,922	-	1,247,922
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	214,398	-	214,398	-	214,398
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to PIPE Warrants down round provision	-	-	-	-	-	-	42,539	(42,539)	-	-	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	-	-	-	1,455,805	(1,455,805)	-	-	-
Net loss	-	-	-	-	-	-	-	(2,505,916)	(2,505,916)	(5)	(2,505,921)
Balances at March 31, 2024	20,007,465	$200	-	-	(12,329)	$(38,015)	$92,823,937	$(91,793,511)	$992,611	$(53,675)	$938,936

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(2,505,921)	$(2,601,692)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	96,366	96,366
Amortization of debt discounts	149,295	156,242
Non-cash lease expense	21,850	-
Non-cash interest expense	80,784	-
Non-cash conversion expense	585,875	-
Bad debt expense	202	882
Stock-based compensation expense	214,398	698,913
Changes in assets and liabilities:
Accounts receivable	(47)	(648)
Inventory	22,179	(34,239)
Prepaid expenses	14,808	162,477
Other assets	(15,300)	-
Accounts payable	107,073	198,159
Accrued expenses	(204,486)	(87,986)
Accrued interest payable	2,171	(177,927)
Operating lease liabilities	(23,144)	-

Net cash used in operating activities	(1,453,897)	(1,589,453)

Financing Activities:
Proceeds from notes payable - non-related parties	-	3,000,001
Repayments of notes payable – non-related parties	-	(611,792)
Repayments of notes payable - related parties	-	(550,000)
Debt issuance costs	-	(537,750)
Net cash provided by financing activities	-	1,300,459

Net Change In Cash	(1,453,897)	(288,994)

Cash At The Beginning Of The Period	2,790,147	8,578,997

Cash At The End Of The Period	$1,336,250	$8,290,003

Schedule Of Non-Cash Investing And Financing Activities:
Non-related party debt converted to capital	$853,680	$-
Financing of prepaid insurance premiums	$37,649	$-
Deemed dividends related to Convertible Debt Warrants down round provision	$23,270	$-
Deemed dividends related to PIPE Warrants down round provision	$42,539	$-
Deemed dividends related to Original Warrants and New Warrants down round provision	$1,455,805	$-
Issuance of common stock and warrants for prepaid services	$-	$373,981
Supplemental Disclosure:
Cash paid for interest	$266	$245,822
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2024.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024, and December 31, 2023, and results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023.

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

At March 31, 2024 and December 31, 2023, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at March 31, 2024 and December 31, 2023.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts and $982 in allowance for doubtful accounts at March 31, 2024, and December 31, 2023, respectively.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at March 31, 2024, and December 31, 2023.

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

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in fair value reported in the unaudited condensed consolidated statements of operations under other income (expense). The company had no derivative instruments as of March 31, 2024.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.4% at March 31, 2024 and December 31, 2023. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the three-month periods ended March 31, 2024, and 2023, respectively.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. Leases with an initial term of twelve months or less are considered short-term leases and are not recognized on the Company’s unaudited condensed consolidated balance sheet. Right-of-use (“ROU”) assets and liabilities are recognized on the unaudited condensed consolidated balance sheet for leases with an expected term greater than twelve months. Operating lease ROU assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at inception based on the present value of lease payments over the lease term. When the rate implicit in the lease is not determinable, the Company uses its estimated secured incremental borrowing rate in determining the present value of lease payments. The lease expense for fixed lease payments is recorded on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred. The Company has elected not to separate lease and non-lease components.

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

Research and Development

Research and development costs are expensed as incurred. The Company incurred research and development costs as it acquired new knowledge to bring about significant improvements in the functionality, and design of its products and software.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $52,847 and $21,301 during the three-month periods ended March 31, 2024, and 2023, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2024 and December 31, 2023 as these have been offset by a 100% valuation allowance.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share gives the effect to all dilutive potential common shares outstanding during the period, including stock options, restricted stock units, warrants and convertible instruments.  Diluted net loss per share excludes all potentially issuable shares if their effect is anti-dilutive.  Because the effect of the Company’s dilutive securities is anti-dilutive, diluted net loss per share is the same as basic loss per share for the periods presented.

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share as including them would have been anti-dilutive for the three months ended March 31, 2024 and 2023:

	March 31,	March 31,
	2024	2023
Stock options	1,598,306	1,953,583
Restricted stock units	98,080	380,000
Warrants	13,264,740	10,816,542
Convertible instruments	4,160,226	1,552,718
Total dilutive securities	19,121,352	14,702,843

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

Concentration of Suppliers – The Company relies on a limited number of component and contract suppliers to assemble and distribute its product. If supplier shortages occur, or quality problems arise, production and distribution schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating the beneficial conversion and cash conversion accounting models. In addition, ASU 2020-06 removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. Comparative periods have not been restated and continue to be reported under the account standard in effect for those periods.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. None of these reclassifications had a material impact on the unaudited consolidated financial statements.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources to meet future capital requirements. The Company’s ability to meet future capital requirements will depend on many factors, including the Company’s ability to develop and sell products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital resources in the near future. Sources of debt financing may result in additional interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not available or obtained, the Company may be required to reduce or curtail operations.

As of March 31, 2024, the Company has an accumulated deficit of approximately ($91,800,000). During the three months ended March 31, 2024, the Company experienced negative cash flows from operating activities of approximately ($1,450,000) and has approximately $2,000,000 of current convertible notes payable due in various amounts in March 2025. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

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

Management believes the introduction of its SOBRsureTM product in Q3-2023 and a defined focus on the multi-vertical Behavioral Health space have well-positioned the Company to generate a positive improvement in revenue generation and positive cash flows from sales.

Management believes that cash balances of approximately $1,300,000 and negative working capital of approximately ($1,500,000) at March 31, 2024, do not provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of March 31, 2024. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before May 15, 2024. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of March 31, 2024.

NOTE 3. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
Component parts	$59,200	$59,157
Finished goods	261,403	283,625
Inventory	$320,603	$342,782

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Insurance	$63,887	$156,724
Deposit	15,736	15,736
Rent	-	16,714
Other	81,181	24,087
Prepaid expenses	$160,804	$213,261

On May 18, 2023, the Company purchased Directors & Officers insurance prepaying annual premiums of $367,352 through an eight-month financing arrangement (see Note 8). The Company recorded $266 of insurance expense related to the prepaid Directors & Officers insurance during the three-month period ended March 31, 2024.

NOTE 5. LEASES

The Company leases its corporate headquarters office space and certain office equipment under arrangements classified as operating leases.

The Company entered into its lease agreement to rent office space for a twelve-month period beginning July 1, 2022, with a monthly base rent of $9,744. The lease did not contain renewal options and was considered a short-term lease at inception. In April 2023, the Company executed an amendment to extend the term of the lease from July 1, 2023, through September 30, 2026. The amended lease provides for a monthly base rent of $9,310 through September 2024, with fixed escalating monthly base rent for each year thereafter, and no rent due for the months of July through September 2023.

The Company determined that the amendment results in a lease modification that is not accounted for as a separate contract. Further, due to the extension of the lease term beyond the initial twelve months, the office lease can no longer be considered a short-term lease. The Company recorded a right-of-use asset and lease liability as of April 17, 2023 (the effective date of the amendment) based on the modified terms and conditions of the amended lease.

The Company entered into a lease agreement for copier equipment in June 2023, requiring monthly lease payments of $329 through May 2026.

Total operating lease expense was $50,265, which included $21,340 of variable lease expense during the three-month period ended March 31, 2024.

Operating lease obligations recorded on the unaudited consolidated balance sheet at March 31, 2024 are as follows:

Operating lease liabilities, current portion	$100,525
Operating lease liabilities – less current portion	176,734
Total Operating Lease Liabilities	$277,259

Future lease payments included in the measurement of operating lease liabilities on the audited consolidated balance sheet at March 31, 2024 are as follows:

2024	$91,611
2025	125,644
2026	95,063
Total future minimum lease payments	312,318
Less imputed interest	(35,059)
Total Operating Lease Liabilities	$277,259

The weighted average remaining lease term is 30 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2024:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,477,612	$2,377,063	10

Intangible assets consisted of the following at December 31, 2023:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,381,246	$2,473,429	10

Amortization expense was $96,366 for each of the three-month periods ended March 31, 2024, and 2023.

Estimated future amortization expense for device technology intangible assets is as follows:

2024	2025	2026	2027	2028	Thereafter
$289,098	$385,464	$385,464	$385,464	$385,464	$546,109

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Consulting services	$170,202	$328,196
R&D Services	220,000	220,000
Other	132,253	178,744
Total Accrued expenses	$522,455	$726,940

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	March 31, 2024	December 31, 2023
Non-Convertible Note Payable	$11,810	$11,810
Less Current Portion	(11,810)	(11,810)
Net Long-Term Portion	$-	$-

 Related Party Non-Convertible Note Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of March 31, 2024, and December 31, 2023. The note carries an interest rate at 0%.  The note payable had a due date of December 31, 2012, and is currently in default.

NON-RELATED PARTIES

Non-related party notes payable consist of the following:

	March 31, 2024	December 31, 2023
Convertible Notes Payable with Warrants - 2023 Debt Offering	$2,446,828	$3,219,724
Convertible Notes Payable	9,183	9,183
Non-Convertible Notes Payable	17,500	17,500
Premium Financing Note Payable	-	37,648
Unamortized Debt Discount	(572,900)	(913,826)
Net Non-Related Party Notes Payable	$1,900,611	$2,370,229
Current Portion	(1,900,611)	(64,331)
Net Long-Term Portion	$-	$2,305,898

Total interest expense for non-related party notes was $40,921 and $41,126 for the three-month periods ended March 31, 2024 and 2023, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors (the “Purchasers”). The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time. The principal amounts are convertible into shares of our common stock at a conversion price $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount and is compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

On May 10, 2023, noteholders elected to convert a total of $341,999 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 150,000 shares of the Company’s common stock at $2.28 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $309,688, as well as accrued interest of $32,311.

On March 4, 2024, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Notes issued on March 9, 2023.

Pursuant to the Inducement Letter, the Holders agreed to convert some or all of the Applicable Notes at a reduced conversion price equal to $0.62 per share (such reduced conversion price, the “Notes Conversion Price”). Simultaneously with the execution of the Inducement Letters, the Company received conversion notices from such Holders for the conversion of approximately $804,000 aggregate principal amount of the Applicable Notes, representing approximately 25% of the aggregate principal amount of the Applicable Notes. In connection with such conversion, the Notes Conversion Price was permanently reduced to $0.62.

In addition, pursuant to the Inducement Letter, the exercise price in the Common Stock Purchase Warrants issued on March 9, 2023 (the “Applicable Warrants”) currently held by Holders was permanently reduced to $0.62 per share (such reduced exercise price, the “Warrants Exercise Price”).

On March 5, 2024, the Holders elected to convert a total of $804,695 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 1,297,895 shares of the Company’s common stock at $0.62 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $772,896, as well as accrued interest of $31,799. The Company recognized conversion expense of $585,875 for the induced conversion.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of March 31, 2024, and December 31, 2023.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $32.29 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of March 31, 2024, and December 31, 2023. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Note Payable

On June 15, 2023, the Company entered into a financing agreement for payments of its annual Directors & Officers insurance premiums for coverage from May 2023 through May 2024 totaling $367,352. The financing agreement required an initial down payment of $73,470 with the remaining amount of $293,882 financed for an eight-month period at an annual interest rate of 8.49% with monthly payments of $37,914 beginning in June 2023. The note was paid in full in January 2024.

NOTE 9. COMMON STOCK

The Company’s common stock transactions for the three-months ended March 31, 2024, consist of the following:

The Company issued 115,000 shares of common stock for RSUs vested during 2024.

The Company issued 1,297,895 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company’s common stock transactions for the three-months ended March 31, 2023, consist of the following:

The Company issued 225,000 shares of common stock to a consultant for investor relations services to be provided over a six-month period.

NOTE 10. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred Stock. In each calendar year, the holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred Stock simultaneously. Dividends on the Series A Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred Stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution)  of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred Stock to shares of common stock can occur unless the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $5.01. The shares of Series A Convertible Preferred Stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred Stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion. Preferred stock consists of 16,300,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively. Series A Convertible Preferred stock consists of 3,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively.

On December 9, 2019, the Company’s Board of Directors created a class of preferred stock designated as 8% Series A-1 Convertible Preferred Stock comprising of 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. The rights and preferences of the 8% Series A-1 Convertible Preferred Stock are as follows: (a) dividend rights of 8% per annum based on the original issuance price of $1 per share, (b) liquidation preference over the Company’s common stock, (c) conversion rights into shares of the Company’s common stock at $3 per share (not to be affected by any reverse stock split in connection with the Asset Purchase Agreement with IDTEC), (d) redemption rights such that we have the right, upon 30 days written notice, at any time after one year from the date of issuance, to redeem all or part of the Series A-1 Convertible Preferred Stock for 150% of the original issuance price, (e) no call rights by the Company, and (f) each share of Series A-1 Convertible Preferred Stock will vote on an “as converted” basis. Series A-1 Convertible Preferred stock consists of 2,700,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively.

On March 1, 2022, the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as Series B Convertible Preferred Stock. The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company. The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The convertible preferred stock is classified as a permanent equity instrument. The exchange of common stock for the convertible preferred stock results in no value transfer from the common shareholders to the preferred shareholders and vice versa should the preferred stock be converted back to common. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock at an amount per share equal to the original issue price of the Series B Convertible Preferred Stock plus all accrued but unpaid dividends on the Series B Convertible Preferred Stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder, into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis. Series B Convertible Preferred stock consists of 3,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023, respectively.

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

Stock Warrants

In January 2023, the Company entered into a consulting agreement for professional services to be provided over a six-month period in exchange for the issuance of 225,000 common shares and 225,000 warrants to purchase shares of common stock at $1.35 per share.  The warrants expire three years from the date of issuance. The warrants were valued at $162,481 using the Black-Scholes model on the date of issuance, which will be recognized over the 6-month term of the agreement.

On March 9, 2023, in conjunction with the 2023 Debt Offering (see Note 8), the Company issued a total of 386,998 warrants to purchase shares of common stock at $2.52 per share. The warrants expire five years from the date of issuance. Total proceeds from the 2023 Debt Offering were allocated to the warrants based on their relative fair value, resulting in $398,517 allocated to the warrants after issuance costs. The exercise price on the warrants was reduced to $0.62 per share pursuant to the Inducement Letters. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common shareholders.

On March 6, 2024, pursuant to the Adjustment terms of the September 2021 and the March 2022 Armistice Warrants as a result of the Inducement Letters, the Company issued an aggregate 2,659,031 warrants (the “Armistice Warrants”) consisting of (i) 2,127,225 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 531,806 warrants pursuant to the Adjustment terms of the March 2022 Armistice warrant. In addition, the Armistice Warrants include conditions where the warrant exercise price may be adjusted downward in the event securities instruments or exercise prices are subsequently issued or reduced, respectively, below the then current exercise prices of $1.35 per unit of the Armistice Warrants. Where the Inducement Letters stipulate a reduction in the warrant securities exercise prices below the Armistice Warrant exercise price of $1.35 per unit, the conditions of a downward adjustment were met reducing the Armistice Warrants exercise price permanently to $0.62 per unit. The additional issuance of the Armistice Warrants expire seven years from the date of the original issuance on September 28, 2021, and March 30, 2022, respectively. The difference with respect to the adjusted additional warrants is treated as a deemed dividend and a reduction in net income available to common shareholders.

On March 6, 2024, pursuant to the Inducement letters, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering were permanently reduced to $0.62 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common shareholders.

The fair value of stock warrants granted during the three-month period ended March 31, 2024 was determined using the Black-Scholes option pricing model based on the following assumptions:

March 31, 2024
Exercise Price	$0.62
Dividend Yield	0%
Volatility	147% - 173%
Risk-free Interest Rate	4.21% - 4.50%
Expected Life	2.5 – 5.0 Years

The following table summarizes the changes in the Company’s outstanding warrants during the three-month period ended March 31, 2024:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	10,605,708	$1.35 – 5.31	4.59 Years	$1.70	$-
Warrants Granted	2,659,031	$0.62	3.00 Years	$0.62	$-
Warrants Exercised	-	$-		$-	$-
Warrants Expired	-	$-		$-	$-
Balance at March 31, 2024	13,264,739	$0.62 – 5.31	3.80 Years	$1.49	$-

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

Stock Options

As of March 31, 2024, and December 31, 2023, the Company has granted stock options to acquire 1,598,306 and 1,692,473 shares of common stock under the Plan, respectively. As of March 31, 2024, the Plan had 1,023,670 vested options and 574,636 non-vested options. As of December 31, 2023, the Plan had 1,014,828 vested options and 677,645 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the three months ended March 31, 2024, and 2023, the Company recorded $198,874 and $385,698, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of March 31, 2024, was $914,895 which will be recognized over a weighted average period of 19.2 months.

During the three-month period ended March 31, 2024, the Company did not grant any stock options to directors, officers, employee or other third-parties.

The following table summarizes the changes in the Company’s outstanding stock options during the three-month period ended March 31, 2024:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	1,692,473	$0.48 - 9.30	5.66 Years	$2.01	$-
Options Granted	-	$-	-	$-	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	(94,167)	$2.11 – 2.39	-	$2.32	-
Balance at March 31, 2024	1,598,306	$0.48 - 9.30	5.55 Years	$1.99	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2023	1,014,828	$0.48 - 9.30	4.36 Years	$2.14	$-
Exercisable at March 31, 2024	1,023,670	$0.48 - 9.30	4.89 Years	$2.11	$-

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the three months ended March 31, 2024, the Company did not grant any RSUs. On January 2, 2024, 115,000 shares of the Company’s common stock were issued for RSUs vested during 2024.

The following table summarizes RSU activity under the Plan for the three-month period ended March 31, 2024:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2023	213,080	$1.88	1.74 Years
Granted	-	-	-
Vested	(115,000)	2.17	-
Unvested at March 31, 2024	98,080	$1.53	2.42 Years

For the three months ended March 31, 2024, and 2023, the Company recorded $15,524 and $312,945, respectively, in stock-based compensation expense related to RSUs. As of March 31, 2024, total unrecognized compensation cost related to RSUs was $108,666 which will be recognized over a weighted average period of 21 months.

Executive Officers Stock Options and RSUs

The Company had 574,495 vested and 471,210 unvested outstanding executive officers stock options exercisable at $0.48 to $2.32 per share with a weighted average remaining contractual life of 6.96 years as of March 31, 2024, and 437,372 vested and 460,000 unvested outstanding executive stock options exercisable at $0.7902 to $2.387 per share with a weighted average remaining contractual life of 7.51 years as of December 31, 2023.  The Company had no vested and 98,080 unvested RSUs granted to executive officers as of March 31, 2024, and December 31, 2023, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs as of March 2024. As of March 31, 2024, the Company has accrued $11,164 plus accrued interest of approximately $20,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 15, 2024, which is the date the condensed consolidated financial statements were available to be issued.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also forward-looking statements within the meaning of the Exchange Act. Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our access to capital to fund our continuing operations, our ability to sell our products and services and to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

On March 9, 2020, our Board of Directors approved the amendment to our Certificate of Incorporation and stockholders holding 52% of our then outstanding voting stock approved an amendment to our Certificate of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.” The Certificate of Amendment to our Certificate of Incorporation became effective with the State of Delaware on April 24, 2020.

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq exchange on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three-months ended March 31, 2024.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business Operations, Outlook and Challenges

We provide non-invasive technologies to quickly and humanely identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafe™, producing statistical, measurable business and user data. To that end, our SOBRsafe™ software platform, along with our integrated hardware devices used to provide non-invasive alcohol detection and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral health and wellness
➢	Judicial administrative applications
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability, teen driver safety

Our SOBRcheck™ device is a patent-pending, touch-based identity verification and alcohol detection solution. Users place two fingers on the device sensors for which one compares biometric data points from the finger to confirm identity, while the other senses alcohol released through the pores of the fingertip. The touch-based device connects to the SOBRsafe™ software solution to collect, present and communicate data collected to subscribed parties. The SOBRcheck™ device has been in commercial production since the first quarter of 2022 and we have executed customer agreements since that time.

Our SOBRsure™ device is a patent-pending, fitness-style wearable band with an alcohol detection solution intended for discrete, low-profile and voluntary use providing real-time alcohol monitoring and GPS tracking. The wearable band is a device which includes a contained sensor which senses alcohol released through the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe™ mobile application collects and transmits data to the SOBRsafe™ software solution. The SOBRsure™ device provides passive, real-time alcohol insights to administrators, clinicians, parents and more, and also includes device removal and service interruption notifications. The SOBRsure™ is in commercial production and became available for sale in late September 2023.

Our SOBRsafe™ technology can also be deployed across numerous additional devices for various uses. We are currently exploring possible integrations with existing telematics systems and licensing by non-competitive third parties.

We believe our device portfolio approach could yield a substantial repository of user data – a potentially monetizable asset for statistical analytics. The opportunity to collect data points over time could enable the development of business and insurance liability benchmarking, through artificial intelligence (AI), powerful guidance for perpetual safety improvement and associated cost savings capture. By demonstrating substance-free environments, organizations could deliver a data-driven argument for lowering insurance premiums. We could potentially partner with insurance providers to mandate use of the SOBRsafe™ devices and/or technology.

Design, manufacturing, quality testing and distribution for all SOBRsafe™ integrated devices takes place in the United States.

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales to businesses and consumers, 2) enter into agreements with channel partners and 3) enter into licensing and integration agreements. We currently employ four highly experienced sales professionals facilitating direct sales and channel partner relationships. Licensing and integration opportunities with non-competitive third parties continue in preliminary stages. We anticipate hiring an expert in licensing and integrations in 2024 to formulate and execute an expansion plan.

We anticipate that our outsourced manufacturers can adequately support an increase in sales for the foreseeable future. We expect that we will need to continue to evolve our products and software to meet diverse customer requirements across varied markets.

Since inception we have generated significant losses from operations and anticipate that we will continue to generate significant losses for the foreseeable future. Our success is dependent on our ability to access additional capital. Additional capital will be required under the following circumstances: 1) to offset negative cash flows from operations, 2) to accelerated customer acquisition, thereby increasing capital outlay, 3) for advanced purchasing of materials, 4) for the acquisition of new technology, 5) for potential acquisition of a key asset, and 6) for sales expansion.

Recent Developments

During the quarter ended March 31, 2024, the following developments occurred:

➢

We entered into inducement offer letter agreements (the “Inducement Letters”) on March 4, 2024, with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Company’s Convertible Notes issued on March 9, 2023. The inducement offer to the Holders provided an opportunity to reduce the Company’s debt payment obligation at the future maturity date in March 2025. On March 5, 2024, the Holders elected to convert a total of $804,695 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 1,297,895 shares of the Company’s common stock at $0.62 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $772,896, as well as accrued interest of $31,799.

Results of Operations for Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Summary of Results of Operations

	Three Months Ended March 31,
	2024	2023
Revenue	$47,990	$47,868
Cost of goods and services	24,781	30,064
Gross Profit	23,209	17,804

Operating expenses:
General and administrative	1,415,562	1,584,950
Stock-based compensation expense	214,398	698,913
Research and development	102,034	180,918

Total operating expenses	1,731,994	2,464,781

Operating loss	(1,708,785)	(2,446,977)

Other income (expense):
Other income (expense), net	21,255	70,470
Notes payable – conversion expense	(585,875)	-
Interest expense	(232,516)	(225,185)
Total other expense, net	(797,136)	(154,715)

Net loss	$(2,505,921)	$(2,601,692)

Revenue

We progressed to commercial production, launch and sale of our first SOBRsureTM devices being delivered for use in October 2023, and our first SOBRcheckTM devices being delivered for use in January 2022. Both the SOBRcheckTM and SOBRsureTM devices are used in conjunction with our SOBRsafeTM software solution. We have executed customer agreements, invoiced customers and recognized revenue of $47,990 and $47,868 during the three-month periods ended March 31, 2024, and March 31, 2023.

Gross Profit

The cost of sales for the three-months ended March 31, 2024, was $24,781 resulting in a gross profit of $23,209 and a gross margin of 48.4%. The cost of sales for the three-months ended March 31, 2023, was $30,064 resulting in a gross profit of $17,804 and a gross margin of 37.2%. Due to the limited history of generating revenue, the gross profit and gross margins at March 31, 2024 and 2023 are not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses decreased by $169,388, from $1,584,950 for the three-month period ended March 31, 2023, to $1,415,562 for the three-month period ended March 31, 2024. The decrease from the same prior year period is primarily due to decreases in payroll expense as a result of our decreased employee base, a reduction in investor relations expense, offset by an increase in professional service fees.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $214,398 for the three-months ended March 31, 2024, compared to $698,913 for the three-months ended March 31, 2023.  The stock-based compensation expense was related to the issuance of our common stock or restricted stock units as compensation to certain consultants and employees that is recognized over the period of service.

Research and Development

Research and development expenses decreased by $78,884, to $102,034 for the three-months ended March 31, 2024, compared to $180,918 for the three-months ended March 31, 2023.  The decrease in research and development was due to the final development stages of the SOBRcheckTM device which were completed in 2023, and the development of the SOBRsafeTM software platform which was completed in Q3 2023.

Other Income (Expense), net

Other income decreased by $49,215 to $21,255 for the three-months ended March 31, 2024, compared to $70,470 for the three-months ended March 31, 2023. The decrease is due to less interest earned in the Company’s money market account due to a lower cash balance in 2024.

Notes Payable – Conversion Expense

Conversion expense was $585,875 for the three-months ended March 31, 2024. This expense relates to the convertible debt inducement that occurred on March 4, 2024. There was no conversion expense for the three-months ended March 31, 2023.

Interest Expense

Interest expense increased by $7,331, from $225,185 for the three-month period ended March 31, 2023, to $232,516 for the three-month period ended March 31, 2024. This increase was due to make-whole interest related to the conversion of debt to common stock from outstanding convertible debt, offset by a decrease in overall interest expense on the remaining convertible debt post conversion.

Operating Loss; Net Loss

Our net loss decreased by $95,771 from $2,601,692 to $2,505,921, from the three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2024.  The change in our net loss and operating loss for the three months ended March 31, 2024, compared to the same prior year period, is primarily a result of a decrease in stock-based compensation expense and a decrease in investor relations spend, offset by notes payable conversion expense.  The changes are detailed below.

Liquidity and Capital Resources for Three Months Ended March 31, 2024 Compared to December 31, 2023

Introduction

During the three-months ended March 31, 2024 and 2023, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company will need additional capital in the near term. Our cash on hand as of March 31, 2024, was $1,336,250 and our current normalized operating cash flow burn rate is approximately $475,000 per month.

Management believes that cash balances and negative working capital at March 31, 2024 do not provide adequate operating capital for operating activities for the twelve months from the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement additional expense reduction tactics to preserve working capital, provide the opportunity for the Company to continue as a going concern. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before March 31, 2024. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of March 31, 2024.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2024, and as of December 31, 2023, respectively, are as follows:

	March 31, 2024	December 31, 2023	Change
Cash	$1,336,250	$2,790,147	$(1,453,897)
Total Current Assets	1,858,082	3,371,470	(1,513,388)
Total Assets	4,515,435	6,147,039	(1,631,604)
Total Current Liabilities	3,399,765	1,552,842	1,876,923
Total Liabilities	3,576,499	4,164,502	(588,003)

Our total current assets and total assets decreased as of March 31, 2024, as compared to December 31, 2023, primarily due to use of cash to support our negative cash flow from operations.

Our total current liabilities increased as of March 31, 2024, as compared to December 31, 2023. The increase was due to the classification of convertible debt which is due in March 2025.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,453,897 for the three-month period ended March 31, 2024, as compared to net cash used for operating activities of $1,589,453 for the three-month period ended March 31, 2023. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $2,505,921, offset by non-cash expense items including amortization of $96,366, amortization of debt discounts of $149,295, stock-based compensation expense of $214,398, interest expense of $80,784 conversion expense of $585,875, and changes in our assets and liabilities primarily from inventory of $22,179, prepaid expenses of $14,808, other assets of ($15,300), accounts payable of $107,073, accrued expenses of $(204,486), and accrued interest payable of $2,171.

For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of $2,601,692, offset primarily by non-cash expense items including amortization of $96,366, amortization of interest of $21,644, stock warrants expense of $134,598, and stock-based compensation expense of $698,913, bad debt expense of $882 and changes in our assets and liabilities primarily from inventory of ($34,239), prepaid expenses of $162,477, accounts payable of $198,159, accrued expenses of $(87,986), and accrued interest payable of $(177,927).

Investments

We had no cash provided by or used in investing activities during the three-month periods ended March 31, 2024 or March 31, 2023.

Financing

We had no cash provided by or used in financing activities during the three-month period ended March 31, 2024.

During the three-month period ended March 31, 2023, we received gross proceeds from the issuance of convertible notes payable of $3,000,001 which was offset by issuance costs of $537,750. Payments of approximately $1,161,792 were made toward the principal and accrued interest amounts for matured convertible notes payable issued in 2021 to both related and non-related parties.

Contractual Obligations and Commitments

At March 31, 2024, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$277,259	$100,525
Total contractual cash obligations	$277,259	$100,525

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2024, and December 31, 2023.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2024.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2024, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure and Controls Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended March 31, 2024, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of May 2024. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we did not issue any unregistered securities.

During the three months ended March 31, 2023, we issued the following unregistered securities:

The Company issued 225,000 common shares and 225,000 warrants to purchase common shares for professional services.

The Company entered into a Purchase Agreement and Registration Rights Agreement issuing an aggregate of $3.5 million principal amount of convertible notes (the “Notes”) due in 2025 and accompanying warrants (the “Warrants”) to purchase common shares of the Company. The initial conversion price for the Notes is $2.28 per share of common stock. The Company issued 386,998 Warrants with an initial exercise price of $2.52 per Warrant. The Company completed a registration statement for 1,709,734 shares of common stock underlying the outstanding Notes and 386,998 shares of common stock underlying the Warrants which was effective April 21, 2023.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2024 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2024 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2024 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2024 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2024 this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Imagine Media, Ltd.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (4)	Amended and Restated Bylaws of SOBR Safe, Inc.

3.5 (5)

Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares

3.6 (6)	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023

10.1(7)	Form of Inducement Letter

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 6, 2023

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on March 5, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: May 15, 2024	By:	/s/ David Gandini
	Its:	David Gandini
Chief Executive Officer and Principal Executive Officer

