Form 10-Q
period 2024-06-30
SOBR Safe, Inc.
filed 2024-08-12
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 34,764,593 shares of common stock, $0.00001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2024, and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024, and 2023, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Audited)

Current assets
Cash	$2,166,404	$2,790,147
Accounts receivable, net	34,786	25,280
Inventory	281,938	342,782
Prepaid expenses	94,561	213,261
Other current assets	6,002	-
Total current assets	2,583,691	3,371,470

Intellectual technology, net	2,280,697	2,473,429
Operating lease right-of-use assets, net	230,429	274,713
Other assets	27,427	27,427
Total Assets	$5,122,244	$6,147,039

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$519,753	$525,665
Accrued expenses	518,728	726,940
Accrued interest payable	101,241	96,988
Operating lease liabilities, current portion	104,029	97,108
Notes payable – related parties	11,810	11,810
Notes payable – non-related parties, net	26,683	64,331
Total current liabilities	1,282,244	1,522,842

Operating lease liabilities - less current portion	149,502	203,295
Notes payable - non-related parties - less current portion, net	-	2,305,898
Accrued interest payable	-	132,467
Total Liabilities	1,431,746	4,164,502
Stockholders' Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized, 34,764,593 and 18,582,241 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	347	186
Treasury stock, at cost; 12,329 shares as of June 30, 2024 and December 31, 2023	(38,015)	(38,015)
Additional paid-in capital	97,998,359	89,840,017
Accumulated deficit	(94,216,514)	(87,765,981)
Total SOBR Safe, Inc. stockholders' equity	3,744,177	2,036,207
Noncontrolling interest	(53,679)	(53,670)
Total Stockholders' Equity	3,690,498	1,982,537

Total Liabilities and Stockholders' Equity	$5,122,244	$6,147,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$54,191	$37,601	$102,181	$85,469
Cost of goods and services	41,156	16,576	65,937	46,640
Gross profit	13,035	21,025	36,244	38,829

Operating expenses:
General and administrative	1,395,933	1,899,383	2,811,495	3,484,333
Stock-based compensation expense	185,910	627,762	400,308	1,326,675
Research and development	308,427	193,175	410,461	374,093
Total operating expenses	1,890,270	2,720,320	3,622,264	5,185,101

Loss from operations	(1,877,235)	(2,699,295)	(3,586,020)	(5,146,272)

Other income (expense):
Other income, net	13,157	60,587	34,412	131,057
Gain (loss) on debt extinguishment, net	-	(26,125)	-	(26,125)
Notes payable – conversion expense	-	-	(585,875)	-
Interest expense	(213,296)	(209,125)	(445,812)	(434,310)
Total other income (expense), net	(200,139)	(174,663)	(997,275)	(329,378)

Loss before provision for income taxes	(2,077,374)	(2,873,958)	(4,583,295)	(5,475,650)

Provision for income taxes	-	-	-	-

Net loss	(2,077,374)	(2,873,958)	(4,583,295)	(5,475,650)
Net loss attributable to noncontrolling interest	4	4	9	9
Net loss attributable to SOBR Safe, Inc.	$(2,077,370)	$(2,873,954)	$(4,583,286)	$(5,475,641)

Deemed dividends related to Convertible Debt Warrants down round provision	-	-	(23,270)	-
Deemed dividends related to PIPE Warrants down round provision	(4,336)	-	(46,875)	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	(1,455,805)	-
Warrant Inducement transactional costs	(341,297)	-	(341,297)	-

Net loss attributable to common stockholders	$(2,423,003)	$(2,873,954)	$(6,450,533)	$(5,475,641)

Basic and diluted loss per common share	$(0.10)	$(0.16)	$(0.30)	$(0.31)

Weighted average number of common shares outstanding	23,429,766	18,361,768	21,253,818	17,730,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

									Stockholders’
	Common Stock		Preferred Stock		Treasury Stock				Equity
		Amount		Amount			Additional		(Deficit)		Total
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	SOBR Safe,	Noncontrolling	Stockholders’
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	Equity

Balances at January 1, 2023	16,984,570	$170	3,000,000	$30	(12,329)	$(38,015)	$87,509,666	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	225,000	2	-	-	-	-	211,498	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units	-	-	-	-	-	-	698,913	-	698,913	-	698,913
Paid in capital - relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Net loss	-	-	-	-	-	-	-	(2,601,687)	(2,601,687)	(5)	(2,601,692)
Balances at March 31, 2023	17,209,570	$172	3,000,000	$30	(12,329)	$(38,015)	$88,071,861	$(80,152,964)	$7,881,084	$(53,658)	$7,827,426
Conversion of preferred stock to common stock	1,000,000	$10	(3,000,000)	$(30)	-	$-	$20	$-	$-	$-	$-
Common stock issued for restricted stock units vested	185,000	2	-	-	-	-	(2)	-	-	-	-
Common stock issued upon conversion of convertible debt	150,000	1	-	-	-	-	221,181	-	221,182	-	221,182
Paid-in capital - fair value of stock options and restricted stock units	-	-	-	-	-	-	627,762	-	627,762	-	627,762
Net loss	-	-	-	-	-	-	-	(2,873,954)	(2,873,954)	(4)	(2,873,958)
Balances at June 30, 2023	18,544,570	$185	-	$-	(12,329)	$(38,015)	$88,920,822	$(83,026,918)	$5,856,074	$(53,662)	$5,802,412
Balances at January 1, 2024	18,594,570	$186	-	$-	(12,329)	$(38,015)	$89,840,017	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537
Common stock issued for restricted stock units vested	115,000	1	-	-	-	-	(1)	-	-	-	-
Common stock issued upon conversion of convertible debt	1,297,895	13	-	-	-	-	1,247,909	-	1,247,922	-	1,247,922
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	214,398	-	214,398	-	214,398
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to PIPE Warrants down round provision	-	-	-	-	-	-	42,539	(42,539)	-	-	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	-	-	-	1,455,805	(1,455,805)	-	-	-
Net loss	-	-	-	-	-	-	-	(2,505,916)	(2,505,916)	(5)	(2,505,921)
Balances at March 31, 2024	20,007,465	$200	-	-	(12,329)	$(38,015)	$92,823,937	$(91,793,511)	$992,611	$(53,675)	$938,936
Common stock issued upon conversion of convertible debt	4,437,965	44	-	-	-	-	2,217,565	-	2,217,609	-	2,217,609
Deemed dividends related to PIPE Warrants down round provision	-	-	-	-	-	-	4,336	(4,336)	-	-	-
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	185,909	-	185,909	-	185,909
Common stock issued upon exercise of warrants	10,319,163	103	-	-	-	-	2,766,612	(341,297)	2,425,418	-	2,425,418
Net loss	-	-	-	-	-	-	-	(2,077,370)	(2,077,370)	(4)	(2,077,374)
Balances at June 30, 2024	34,764,593	$347	-	$-	(12,329)	$(38,015)	$97,998,359	$(94,216,514)	$3,744,177	$(53,679)	$3,690,498

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Six Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(4,583,295)	$(5,475,650)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	192,732	192,732
Amortization of debt discounts	237,250	286,346
(Gain) loss on extinguishment of debt	-	26,125
Non-cash lease expense	44,284	13,747
Non-cash interest expense	336,510	29,638
Non-cash conversion expense	585,875	-
Bad debt expense	202	1,132
Stock-based compensation expense	400,307	1,326,675
Changes in assets and liabilities:
Accounts receivable	(9,708)	(1,938)
Inventory	60,844	(47,867)
Prepaid expenses	81,051	398,521
Other assets	(6,002)	(15,931)
Accounts payable	(5,912)	341,425
Accrued expenses	(208,213)	1,185
Accrued interest payable	(128,214)	(324,083)
Operating lease liabilities	(46,872)	(14,699)

Net cash used in operating activities	(3,049,161)	(3,262,642)

Financing Activities:
Proceeds from notes payable - non-related parties	-	3,000,001
Repayments of notes payable - non-related parties	-	(1,102,627)
Repayments of notes payable - related parties	-	(1,000,000)
Debt issuance costs	-	(537,750)
Proceeds from exercise of stock warrants	2,786,174	-
Payment of transactional costs for exercise of warrants	(360,756)	-
Net cash provided by financing activities	2,425,418	359,624

Net Change In Cash	(623,743)	(2,903,018)

Cash At The Beginning Of The Period	2,790,147	8,578,997

Cash At The End Of The Period	$2,166,404	$5,675,979

Schedule Of Non-Cash Investing And Financing Activities:
Issuance of common stock and warrants for prepaid services	$-	$373,981
Non-related party debt converted to capital	$2,879,279	$341,998
Operating lease right-of-use assets and liabilities	$-	$330,707
Financing of prepaid insurance premiums	$37,649	$293,882
Deemed dividends related to Convertible Debt Warrants down round provision	$23,270	$-
Deemed dividends related to PIPE Warrants down round provision	$46,875	$-
Deemed dividends related to Original Warrants and New Warrants down round provision	$1,455,805	$-
Warrant inducement (transactional costs incurred but not paid)	$341,297	$-
Conversion of preferred stock to common stock	$-	$30

Supplemental Disclosure:
Cash paid for interest	$266	$439,280
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company”, “we”, “us”, and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software with our patent pending touch-based alcohol detection products, SOBRcheckTM and SOBRsureTM, enabling non-invasive alcohol detection, biometric identity verification, and real-time cloud-based alerts and reporting. Currently our principal markets are located in North America.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2024, and December 31, 2023, and its results of operations for the three and six-month periods ended June 30, 2024, and cash flows for the six-months ended June 30, 2024, and 2023.

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

At June 30, 2024 and December 31, 2023, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at June 30, 2024 and December 31, 2023.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts and $982 in allowance for doubtful accounts at June 30, 2024 and December 31, 2023, respectively.

Inventory

Inventory is comprised of component parts and finished product, and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for excess inventory or obsolescence at June 30, 2024 and December 31, 2023.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.4% at June 30, 2024 and December 31, 2023. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the six-month periods ended June 30, 2024 and 2023.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $108,006 and $97,106 during the six-month periods ended June 30, 2024 and 2023, respectively. Advertising and marketing costs were $62,429 and $75,715 during the three-month periods ended June 30, 2024 and 2023, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2024 and December 31, 2023 as these have been offset by a 100% valuation allowance.

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

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share as including them would have been anti-dilutive for the six months ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Stock options	1,598,306	1,953,583
Restricted stock units	98,080	115,000
Warrants	23,583,903	10,665,709
Convertible instruments	686	1,560,849
Total dilutive securities	25,280,975	14,295,142

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

Concentration of Customers – The Company’s sales during the six months ending June 30, 2024 and 2023, have been made to a limited number of customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers.

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

As of June 30, 2024, the Company has an accumulated deficit of approximately ($94,200,000). During the six months ended June 30, 2024, the Company experienced negative cash flows from operating activities of approximately ($3,050,000). These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

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

Management believes the defined focus on the multi-vertical Behavioral Health space has well-positioned the Company to generate a positive improvement in revenue generation and positive cash flows from sales.

Management believes that cash balances of approximately $2,160,000 and positive working capital of approximately $1,300,000 at June 30, 2024, do not provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of June 30, 2024. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before August 15, 2024. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of June 30, 2024.

NOTE 3. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2024	2023
Component parts	$59,199	$59,157
Finished goods	222,739	283,625
Inventory	$281,938	$342,782

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2024	2023
Insurance	$1,664	$156,724
Deposit	15,736	15,736
Rent	-	16,714
Other	77,161	24,087
Prepaid expenses	$94,561	$213,261

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

For the six-month period ended June 30, 2024, total operating lease expense was $97,755, which included $39,906 of variable lease expense. For the three-month period ended June 30, 2024, total operating lease expense was $47,491 which included $18,566 of variable lease expense. For the six-month period ended June 30, 2023, total operating lease expense was $98,352, of which $14,025 was attributable to variable lease expenses, and $65,375 was attributable to short-term lease expense. For the three-month period ended June 30, 2023, total operating lease expense was $49,459, of which $14,025 was attributable to variable lease expenses, and $16,482 was attributable to short-term lease expense.

Operating lease obligations recorded on the consolidated balance sheet at June 30, 2024 are as follows:

Operating lease liabilities, current portion	$104,029
Operating lease liabilities, long-term	149,502
Total Operating lease liabilities	$253,531

Future lease payments included in the measurement of operating lease liabilities on the consolidated balance sheet at June 30, 2024 are as follows:

2024	$61,392
2025	125,644
2026	95,063
Total future minimum lease payments	282,099
Less imputed interest	(28,568)
Total Operating lease liabilities	$253,531

The weighted average remaining lease term is 27 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2024:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,573,978	$2,280,697	10

Intangible assets consisted of the following at December 31, 2023:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,381,246	$2,473,429	10

Amortization expense was $192,732 for each of the six-month periods ended June 30, 2024, and 2023, and was $96,366 for each of the three-month periods ended June 30, 2024, and 2023.

Estimated future amortization expense for device technology intangible assets is as follows:

2024	2025	2026	2027	2028	Thereafter
$192,732	$385,464	$385,464	$385,464	$385,464	$546,109

 NOTE 7. RELATED PARTY TRANSACTIONS

On March 1, 2022, the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The Series B Convertible Preferred Stock shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 11). On April 20, 2023, the 3,000,000 Series B Convertible Preferred shares were converted to 1,000,000 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in the transfer of value.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Consulting services	$168,647	$328,196
R&D Services	220,000	220,000
Other	130,081	178,744
Accrued expenses	$518,728	$726,940

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	June 30, 2024	December 31, 2023
Non-Convertible Note Payable	$11,810	$11,810
Less Current Portion	(11,810)	(11,810)
Net long-term portion	$-	$-

Total interest expense for related party notes was none and $90,338 for the six-month periods ended June 30, 2024, and 2023, respectively. Total interest expense for related party notes was none and $5,661 for the three-month periods ended June 30, 2024, and 2023, respectively.

Non-Convertible Note Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of June 30, 2024, and December 31, 2023. The note carries an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	June 30, 2024	December 31, 2023
Convertible Notes Payable with Warrants - 2023 Debt Offering	$-	$3,219,724
Convertible Notes Payable	9,183	9,183
Non-Convertible Notes Payable	17,500	17,500
Premium Financing Notes Payable	-	37,648
Unamortized Debt Discount	-	(913,826)
Net Non-Related Party Notes Payable	$26,683	$2,370,229
Current Portion	(26,683)	(64,331)
Net long-term portion	$-	$2,305,898

Total interest expense for non-related party notes was $64,219 and $343,343 for the six-month periods ended June 30, 2024, and 2023, respectively. Total interest expense for non-related party notes was $23,299 and $203,149 for the three-month periods ended June 30, 2024, and 2023, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2024 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 386,998 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price $2.28. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount and is compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2.52 per share. The Company received approximately $2,500,000 of net proceeds from the 2024 Debt Offering after offering-related costs.

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

Pursuant to the Inducement Letter, the Holders agreed to convert some or all of the Applicable Notes at a reduced conversion price equal to $0.62 per share (such reduced conversion price, the “Notes Conversion Price”). Simultaneously with the execution of the Inducement Letters, the Company received conversion notices from such Holders for the conversion of approximately $804,000 aggregate principal amount of the Applicable Notes, representing approximately 25% of the aggregate principal amount of the Applicable Notes. In connection with such conversion, the Notes Conversion Price was permanently reduced to $0.62. The Company recognized conversion expense of $585,875 for the induced conversion.

In addition, pursuant to the Inducement Letter, the exercise price in the Common Stock Purchase Warrants issued on March 9, 2023 (the “Applicable Warrants”) currently held by Holders was permanently reduced to $0.62 per share (such reduced exercise price, the “Warrants Exercise Price”).

In March, May, and June 2024 noteholders elected to convert an aggregate total of $3,556,233 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,735,860 shares of the Company’s common stock at $0.62 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $3,219,724, as well as accrued interest of $336,509.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of June 30, 2024, and December 31, 2023.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $32.29 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of June 30, 2024, and December 31, 2023. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the six months ended June 30, 2024, consist of the following:

The Company issued 115,000 shares of common stock for RSUs vested during 2024.

The Company issued 1,297,895 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 3,001,674 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 1,436,291 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 5,702,163 shares of common stock upon exercise of warrants.

The Company issued 4,617,000 shares of common stock upon exercise of warrants.

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

On March 1, 2022, the 3,000,000 Series B Convertible Preferred shares were issued in exchange for 333,333 shares of the Company’s common stock held by the Company’s CEO David Gandini and 666,667 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company. The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the underwriting offering and listing on Nasdaq. On April 20, 2023, the 3,000,000 Series B Convertible Preferred shares were converted back into 1,000,000 shares of the Company’s common stock. Neither the exchange nor the conversion resulted in any value transfer.

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

On March 9, 2023, in conjunction with the 2024 Debt Offering (see Note 8), the Company issued a total of 386,998 warrants to purchase shares of common stock at $2.52 per share. The warrants expire five years from the date of issuance. Total proceeds from the 2024 Debt Offering were allocated to the warrants based on their relative fair value, resulting in $398,517 allocated to the warrants after issuance costs.

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

In June 2024, the Company entered into a Warrant Inducement with a certain holder of its existing warrants to exercise for cash an aggregate of 10,319,163 shares of the Company’s common stock at a reduced exercise price of $0.27 per share. The exercised warrants included warrants issued in the Amended and Restated Common Stock Purchase Warrants, with an initial exercise date of September 27, 2021, dated September 2022, the Amended and Restated Common Stock Purchase Warrants, with an initial exercise date of March 30, 2022, dated September 2022, and warrants issued under the Waiver agreement dated March 30, 2022. As part of the Warrant Inducement, the Company agreed to issue new unregistered warrants to purchase up to 20,638,326 shares of Common Stock. The warrants are exercisable upon the Company obtaining shareholder approval for purposes of complying with applicable Nasdaq rules with an exercise price of $0.27 per share. The warrants will expire five years following the issuance date. The total gross proceeds from the Warrant Inducement was $2,786,174 with net proceeds of $2,425,418 after deducting $360,756 in commissions and transaction costs.

Upon the close of the transaction, the Company issued the holder 5,702,163 of the 10,319,163 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 4,617,000 shares were initially unissued, and reserved in abeyance with the Company’s transfer agent for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. As of June 24, 2024, no shares remained in abeyance.

On June 4, 2024, pursuant to the Warrant Inducement, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering were permanently reduced to $0.27 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common shareholders.

The fair values of stock warrants granted during the six-month periods ended June 30, 2024, and 2023 were determined based on the following assumptions:

	June 30, 2024	June 30, 2023
Exercise Price	$0.27 – 0.62	$1.35 – 2.52
Dividend Yield	0%	0%
Volatility	147–173%	162–209%
Risk-free Interest Rate	4.13–4.50%	4.56–4.73%
Expected Term	2.3 – 5.3 Years	1.5 – 2.5 Years

The following tables summarize the changes in the Company’s outstanding warrants during the six-month periods ended June 30, 2024, and 2023:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	10,387,877	$1.35 – 9.00	5.11 Years	$1.92	$-
Warrants Granted	611,998	$1.35 – 2.52	N/A	$2.09	$-
Warrants Exercised	-	$-	-	$-	$-
Warrants Expired	(334,166)	$9.00	-	$9.00	$-
Balance at June 30, 2023	10,665,709	$1.35 – 5.31	4.73 Years	$1.71	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	10,605,708	$1.35 – 5.31	4.59 Years	$1.70	$-
Warrants Granted	23,297,358	$0.27 – 0.62	4.93 Years	$0.27	$-
Warrants Exercised	(10,319,163)	$0.27	-	$0.27	$-
Warrants Expired	-	$-	-	$-	$-
Balance at June 30, 2024	23,583,903	$0.27 – 5.31	4.74 Years	$0.44	$-

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

Stock Options

As of June 30, 2024, and December 31, 2023, the Company has granted stock options to acquire 1,598,306 and 1,692,473 shares of common stock under the Plan, respectively.  As of June 30, 2024, the Plan had 1,108,024 vested options and 490,282 non-vested options. As of December 31, 2023, the Plan had 1,014,828 vested options and 677,645 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the six months ended June 30, 2024, and 2023, the Company recorded $369,260 and $842,455, respectively, of share-based compensation expense related to stock options. For the three months ended June 30, 2024, and 2023, the Company recorded $170,386 and $456,487, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of June 30, 2024, was $744,509 which will be recognized over a weighted average period of 17 months.

For the six months ended June 30, 2024, the Company did not grant any stock options to directors, officers, employees or other third parties. The weighted average grant date fair value per option granted during the six-month periods ended June 30, 2023 was $1.90. The fair value was estimated at the grant date using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2024	June 30, 2023
Exercise Price	$-	$1.88 – 2.32
Dividend Yield	-%	0%
Volatility	-%	148 – 207%
Risk-free Interest Rate	-%	4.09 – 4.40%
Expected Term	-	2.7 – 5.8 Years

The following tables summarize the changes in the Company’s outstanding stock options during the six-month periods ended June 30, 2024 and 2023:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	1,103,583	$0.79 – 9.30	5.33 Years	$1.71	$-
Options Granted	850,000	1.88 – 2.32	7.91 Years	2.26	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	-	-	-	-	-
Balance at June 30, 2023	1,953,583	$0.79 – 9.30	6.06 Years	$1.95	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	1,692,473	$0.48 – 9.30	5.66 Years	$2.01	$-
Options Granted	-	-	-	-	-
Options Exercised	-	-	-	-	-
Options Expired/Forfeited	(94,167)	2.11 – 2.39	-	2.32	-
Balance at June 30, 2024	1,598,306	$0.48 – 9.30	5.30 Years	$1.99	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2023	1,014,828	$0.48 – 9.30	4.36 Years	$2.14	$-
Exercisable at June 30, 2024	1,108,024	$0.48 – 9.30	4.76 Years	$2.09	$-

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested.

The following tables summarize RSU activity under the Plan for the six-month periods ended June 30, 2024 and 2023:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	380,000	$2.17	0.74 Years
Granted	-	-	-
Cancelled	(80,000)	2.17	0.58 Years
Vested	(185,000)	2.17	0.55 Years
Unvested at June 30, 2023	115,000	$2.17	1.17 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2023	213,080	$1.88	1.74 Years
Granted	-	-	-
Cancelled	-	-	-
Vested	(115,000)	2.17	-
Unvested at June 30, 2024	98,080	$1.53	2.42 Years

In total for the six months ended June 30, 2024, and 2023, the Company recorded $31,048 and $484,220, respectively, in stock-based compensation expense related to RSUs. In total for the three months ended June 30, 2024, and 2023, the Company recorded $15,524 and $171,275, respectively, in stock-based compensation expense related to RSUs. As of June 30, 2024, total unrecognized compensation cost related to RSUs was $93,142 which will be recognized over a period of 18 months.

Executive Officer Stock Options and RSUs

The Company had 639,797 vested and 405,908 unvested outstanding executive officers stock options exercisable at $0.48 - $2.32 per share with a weighted average remaining contractual life of 6.71 years as of June 30, 2024, and 437,372 vested and 460,000 unvested outstanding executive stock options exercisable at $0.7902 to $2.387 per share with a weighted average remaining contractual life of 7.51 years as of December 31, 2023. The Company had no vested and 98,080 unvested RSUs granted to executive officers as of June 30, 2024, and December 31, 2023, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs. As of June 30, 2024, the Company has accrued $11,164 plus accrued interest of approximately $21,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 12, 2024, which is the date the condensed consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements other than the following:

On July 22, 2024, shareholders approved, for purposes of complying with applicable Nasdaq rules and upon exercise of that certain Common Stock Purchase Warrant dated June 4, 2024, the issuance of up to 20,638,326 shares of common stock of the Company. The Company is required to register these securities within 60 days from the date of shareholder approval.

On August 5, 2024, the Company received a decision from the Nasdaq Hearings Panel (“the Panel”) to grant the continued listing of its common stock on the Nasdaq. The Company was given until October 23, 2024, to regain compliance with the Nasdaq’s $1 minimum bid price per share requirement pursuant to Nasdaq Listing Rule 5550(a)(2), as well as demonstrate long-term compliance with the equity rule requiring that the Company maintain a minimum of $2,500,000 in stockholders’ equity pursuant to Nasdaq Listing Rule 5550(b)(1).

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

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq exchange on May 16, 2023. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the six months ended June 30, 2024.

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

Business Operations, Outlook and Challenges

We provide non-invasive technologies to quickly and humanely identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafe™, producing statistical, measurable business and user data. To that end, our SOBRsafe™ software platform, along with our integrated hardware devices used to provide non-invasive alcohol detection and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral health and wellness
➢	Judicial administrative applications
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability, and teen driver safety

Our SOBRcheck™ device is a patent-pending, touch-based identity verification and alcohol detection solution. Users place two fingers on the device sensors,  one compares biometric data points from the finger to confirm identity, while the other senses alcohol released through the pores of the fingertip. The touch-based device connects to the SOBRsafe™ software solution to collect, present and communicate data collected to subscribed parties. The SOBRcheck™ device has been in commercial production since the first quarter of 2022 and we have executed customer agreements since that time.

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

Since inception we have generated significant losses from operations and anticipate that we will continue to generate significant losses for the foreseeable future. Our success is dependent on our ability to access additional capital. Additional capital will be required under the following circumstances: 1) to offset negative cash flows from operations, 2) to accelerate customer acquisition, thereby increasing capital outlay, 3) for advanced purchasing of materials, 4) for the acquisition of new technology, 5) for potential acquisition of a key asset, and 6) for sales expansion.

Recent Developments

During the six-months ended June 30, 2024, the following developments occurred:

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

➢

The Company entered into a Warrant Inducement with a certain holder of its existing warrants to exercise for cash an aggregate of 10,319,163 shares of the Company’s common stock at a reduced exercise price of $0.27 per share. As part of the Warrant Inducement, the Company agreed to issue new unregistered warrants to purchase up to 20,638,326 shares of Common Stock. The warrants are exercisable upon the Company obtaining shareholder approval for purposes of complying with applicable Nasdaq rules with an exercise price of $0.27 per share. The warrants will expire five years following the issuance date. The total gross proceeds from the Warrant Inducement was $2,786,174 with net proceeds of $2,425,418 after deducting $360,756 in commissions and transaction costs.

➢

The Company eliminated its March 2025 debt obligation due to noteholders converting the remaining debt which totaled $3,556,233 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,735,860 shares of the Company’s common stock at $0.62 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $3,219,724, as well as accrued interest of $336,509.

➢

On June 3, 2024, shareholders approved the Company’s certificate of incorporation to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-one hundred fifty (1:150), or anywhere between, as may be determined by the Board of Directors on or before December 31, 2024.

Results of Operations for Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Summary of Results of Operations

	Three Months Ended June 30,
	2024	2023
Revenues	$54,191	$37,601
Cost of goods and services	41,156	16,576
Gross profit	13,035	21,025

Operating expenses:
General and administrative	1,395,933	1,899,383
Stock-based compensation expense	185,910	627,762
Research and development	308,427	193,175

Total operating expenses	1,890,270	2,720,320

Operating loss	(1,877,235)	(2,699,295)

Other income (expense):
Other income, net	13,157	60,587
Gain (loss) on extinguishment of debt, net	-	(26,125)
Interest expense	(213,296)	(209,125)
Total other income (expense), net	(200,139)	(174,663)

Net loss	$(2,077,374)	$(2,873,958)

Revenue

The Company progressed to commercial production of its SOBRsureTM device in the third quarter of 2023 and began executing customer agreements. Revenues of $54,191 for the three-month period ended June 30, 2024, have increased by $16,590 as compared to the prior year period of $37,601. This increase is primarily driven by increased sales of our SOBRsureTM device of $21,993, offset by decreased sales of our SOBRcheckTM device of $2,163.

Gross Profit

The cost of goods and services for the three months ended June 30, 2024, was $41,156 resulting in a gross profit of $13,035 and a gross margin of 24%. The increased cost of goods and services for the period was due to one-time write-offs of defective SOBRcheckTM devices of $17,434. Without these one-time write-offs, the normalized gross margin would be 56%. Due to the limited history of generating revenue, the gross profit and gross margin for the three months ended June 30, 2024, and 2023 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses decreased by $503,450, from $1,899,383 for the three-month period ended June 30, 2023, to $1,395,933 for the three-month period ended June 30, 2024. This decrease is primarily attributable to a decrease in professional services spend by $317,188 a decrease in payroll costs by $88,125, and a decrease in travel expense by $41,172.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $185,910 for the three months ended June 30, 2024, compared to $627,762 for the three months ended June 30, 2023.  The reduction in stock-based compensation expense is due to previously issued awards becoming fully vested and no issuance of new awards in 2024.

Research and Development

Research and development expenses increased by $115,252, to $308,427 for the three months ended June 30, 2024, compared to $193,175 for the three months ended June 30, 2023.  The increase in research and development is due to the Company making improvements to its existing SOBRsafe™ software platform and other device functionality improvements.

Other Income, net

Other income, net decreased by $47,430 from $60,587 for the three months ended June 30, 2023 to $13,157 for the three months ended June 30, 2024. Other income consists primarily of interest income earned on cash deposits. The decrease is due to less cash on hand in 2024 when compared to 2023.

Gain (Loss) on Extinguishment of Debt, net

During the three months ended June 30, 2023, the Company recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021.

Notes Payable – Conversion Expense

The Company had no notes payable conversion expense for the three months ended June 30, 2024.

Interest Expense

Interest expense was relatively consistent for the three-month periods ended June 30, 2024, and 2023, increasing by $4,171, from $209,125 for the three months ended June 30, 2023, to $213,296 for the three months ended June 30, 2024.

Operating Loss; Net Loss

Our operating loss decreased by $822,060 from $2,699,295 for the three months ended June 30, 2023, to $1,877,235 for the three months ended June 30, 2024. The change in our operating loss for the three months ended June 30, 2024, compared to the same prior year period, is primarily a result in a reduction in general and administrative expense due to less spend on travel, professional services, and payroll. Stock-based compensation expense also decreased due to rewards fully vesting.

Our net loss decreased by $796,584 from $2,873,958 for the three-month period ended June 30, 2023, to $2,077,374 for the three-month period ended June 30, 2024. This change was primarily driven by a reduction in general and administrative expenses and stock-based compensation expense as detailed above. This has been slightly offset by a reduction in interest income as detailed above.

Results of Operations for Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Summary of Results of Operations

	Six Months Ended June 30,
	2024	2023
Revenues	$102,181	$85,469
Cost of goods and services	65,937	46,640
Gross profit	36,244	38,829

Operating expenses:
General and administrative	2,811,495	3,484,333
Stock-based compensation expense	400,308	1,326,675
Research and development	410,461	374,093

Total operating expenses	3,622,264	5,185,101

Operating loss	(3,586,020)	(5,146,272)

Other income (expense):
Other income, net	34,412	131,057
Gain (loss) on extinguishment of debt, net	-	(26,125)
Notes Payable – Converison Expense	(585,875)	-
Interest expense	(445,812)	(434,310)
Total other income (expense), net	(997,275)	(329,378)

Net loss	$(4,583,295)	$(5,475,650)

Revenue

The Company progressed to commercial production of its SOBRsureTM device in the third quarter of 2023 and began executing customer agreements. Revenues of $102,181 for the six-month period ended June 30, 2024, have increased by $16,712 as compared to the prior year period of $85,469. This increase is primarily driven by increased sales of our SOBRsureTM device of $35,257, offset by decreased sales of our SOBRcheckTM device of $13,458.

Gross Profit

The cost of goods and services for the six months ended June 30, 2024 was $65,937 resulting in a gross profit of $36,244 and a gross margin of 35%. The cost of goods and services for the six months ended June 30, 2023, was $46,640 resulting in a gross profit of $38,829 and a gross margin of 45%. The increased cost of goods and services for the period was due to one-time write-offs of defective SOBRcheckTM devices of $21,284. Without these one-time write-offs, the normalized gross margin would be 58%. Due to the limited history of generating revenue, the gross profit and gross margins for the six months ended June 30, 2024, and 2023 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses decreased by $672,838, from $3,484,333 for the six-month period ended June 30, 2023, to $2,811,495 for the six-month period ended June 30, 2024. This decrease is primarily attributable to a decrease in professional services spend by $416,404 a decrease in payroll costs by $147,674, and a decrease in travel expense by $74,124.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $400,308 for the six months ended June 30, 2024, compared to $1,326,675 for the six months ended June 30, 2023. The reduction in stock-based compensation expense is due to previously issued awards becoming fully vested and no issuance of new awards in 2024.

Research and Development

Research and development expenses for the six months ended June 30, 2024, and 2023, increased by $36,368, from $374,093 for the six months ended June 30, 2023, to $410,461 for the six months ended June 30, 2024. The increase in research and development is due to the Company making improvements to its existing SOBRsafe™ software platform and other device functionality improvements.

Other Income, net

Other income, net decreased by $96,645 from $131,057 for the six months ended June 30, 2023 to $34,412 for the six months ended June 30, 2024. Other income consists primarily of interest income earned on cash deposits. The decrease is due to less cash on hand in 2024 when compared to 2023.

Gain (Loss) on Extinguishment of Debt, net

During the six months ended June 30, 2023, the Company recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021.

Notes Payable – Conversion Expense

Notes payable conversion expense was $585,875 for the six months ended June 30, 2024. This expense relates to the convertible debt inducement that occurred on March 4, 2024.

Interest Expense

Interest expense was relatively consistent for the six-month periods ended June 30, 2024, and 2023, increasing by $11,502 from $434,310 for the six months ended June 30, 2023, to $445,812 for the six months ended June 30, 2024.

Operating Loss; Net Loss

Our operating loss decreased by $1,560,252 from $5,146,272 for the six-month period ended June 30, 2023, compared to $3,586,020 for the six-month period ended June 30, 2024. The change in our operating loss for the six months ended June 30, 2024, compared to the same prior year period, is primarily a result in a reduction in general and administrative expense due to less spend on travel, professional services, and payroll. Stock-based compensation expense also decreased due to rewards fully vesting.

Our net loss decreased by $892,355 from $5,475,650 for the six-month period ended June 30, 2023, compared to $4,583,295 for the six-month period ended June 30, 2024. The decrease in the operating loss of $1,560,252 for the six-month period ended June 30, 2024, from the prior year period was offset by a one-time expense incurred for notes payable conversion as well as a reduction in interest income as detailed above.

Liquidity and Capital Resources for Six Months Ended June 30, 2024 Compared to December 31, 2023

Introduction

During the six-months ended June 30, 2024, and 2023, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company will need additional capital in the near term. Our cash on hand as of June 30, 2024, was $2,166,404 and our current normalized operating cash flow burn rate is approximately $475,000 per month.

Management believes that cash balances at June 30, 2024 do not provide adequate operating capital for operating activities for the twelve months from the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s plans and ability to access capital sources and implement additional expense reduction tactics to preserve working capital, provide the opportunity for the Company to continue as a going concern. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before June 30, 2024. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of June 30, 2024.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2024, and as of December 31, 2023, respectively, are as follows:

	June 30, 2024	December 31, 2023	Change
Cash	$2,166,404	$2,790,147	$(623,743)
Total Current Assets	2,583,691	3,371,470	(787,779)
Total Assets	5,122,244	6,147,039	(1,024,795)
Total Current Liabilities	1,282,244	1,522,842	(240,598)
Total Liabilities	1,431,746	4,164,502	(2,732,756)

Our total current assets and total assets decreased as of June 30, 2024, as compared to December 31, 2023, primarily due to use of cash to support our negative cash flow from operations.

Our total current liabilities and total liabilities decreased as of June 30, 2024, as compared to December 31, 2023. The decrease was due to the conversion of the entire convertible debt balance due in March 2025 to equity during the quarter.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $3,049,161 for the six-month period ended June 30, 2024, as compared to net cash used in operating activities of $3,262,642 for the six-month period ended June 30, 2023. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $4,583,295, offset by non-cash expense items including amortization of $192,732, amortization of debt discounts of $237,250, stock-based compensation expense of $400,307, non-cash interest expense of $336,510, non-cash lease expense of $44,284, non-cash conversion expense of $585,875 and changes in our assets and liabilities for accounts receivable of ($9,708), inventory of $60,844, prepaid expenses of $81,051, accrued expenses of ($208,212), accrued interest payable of ($128,214), and operating lease liabilities of ($46,872).

For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of $5,475,650, offset by non-cash expense items including amortization of $192,732, amortization of interest of $286,346, loss on extinguishment of debt of $26,125, stock warrants expense of $182,901, stock-based compensation expense of $1,326,675, non-cash interest expense of $29,638, non-cash lease expense of $13,747, bad debt expense of $1,132 and changes in our assets and liabilities for accounts receivable of ($1,938), inventory of ($47,867), prepaid expenses of $398,521, other assets of ($15,931), accounts payable of $341,425, accrued expenses of $1,185, accrued interest payable of $(324,083), and operating lease liabilities of ($14,699).

Investments

We had no cash provided by or used in investing activities during the six-month periods ended June 30, 2024, or June 30, 2023.

Financing

We received gross proceeds from the exercise of warrants of $2,786,174 during the six-month period ended June 30, 2024, which was offset by transactional costs of ($360,756).

During the six-month period ended June 30, 2023, we received gross proceeds from the issuance of convertible notes payable of $3,000,001 which was offset by issuance costs of $537,750. Payments of approximately $2,100,000 were made toward the principal and accrued interest amounts for matured convertible notes payable issued in 2021 to both related and non-related parties.

Contractual Obligations and Commitments

At June 30, 2024, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$253,531	$104,029
Total contractual cash obligations	$253,531	$104,029

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2024, and December 31, 2023.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2024.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2024, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended June 30, 2024, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six-month period ended June 30, 2024, that were not previously reported in a Current Report on Form 8K, except as follows:

On June 4, 2024, the Company issued 20,638,326 common stock purchase warrants pursuant to the Warrant Inducement Letter. The warrants may not be exercised until shareholder approval is obtained in accordance with Nasdaq Listing Rule 5635(d).

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of June 30, 2024 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of June 30, 2024 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of June 30, 2024 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of June 30, 2024 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of June 30, 2024 this note was in default.

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

3.6 (6)	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023.

10.1 (7)	Form of Inducement Letter

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 6, 2023.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 4, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: August 12, 2024		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

