Form 10-K/A
period 2023-12-31
SOBR Safe, Inc.
filed 2024-08-27
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

SOBR Safe, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024 (the “Original 10-K”) for the purpose of amending and restating Item 9A in its entirety to explicitly state management's conclusion that internal controls over financial reporting are effective pursuant to Item 308(a)(3) of Regulation S-K.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment.

Except as described above, no other changes have been made to the Original 10-K. This Amendment speaks as of the date of the Original 10-K and does not reflect events that may have occurred after the date of the Original 10-K or modify or update any disclosures that may have been affected by subsequent events.

2

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assesses the effectiveness of our internal control over financial reporting on a quarterly basis, with the most recent assessment being conducted as of December 31, 2023. In making these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of the end of the year ended December 31, 2023, our internal controls over financial reporting were effective, and management has identified no material weaknesses.

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

3

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed as part of this form 10-K/A:

Item No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBR Safe, Inc.

Dated: August 27, 2024	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer, Principal Executive Officer, and Secretary

Dated: August 27, 2024	By:	/s/ Christopher Whitaker
Christopher Whitaker
	Its:	Chief Financial Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 27, 2024	By:	/s/ Christopher Whitaker
Christopher Whitaker, Chief Financial Officer, Principal Financial Officer

Dated: August 27, 2024	By:	/s/ David Gandini
David Gandini, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 27, 2024	By:	/s/ Ford Fay
Ford Fay, Director
Chairperson of Corporate Governance & Nominating Committee

Dated: August 27, 2024	By:	/s/ Steven Beabout
Steven Beabout, Director
Chairperson of Compensation Committee

Dated: August 27, 2024	By:	/s/ Noreen Butler
Noreen Butler, Director

Dated: August 27, 2024	By:	/s/ Sandy Shoemaker
Sandy Shoemaker, Director, Chairperson of Audit Committee

5