Form 10-Q
period 2024-09-30
SOBR Safe, Inc.
filed 2024-11-14
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 921,949 shares of common stock, $0.00001 par value, issued and outstanding.

SOBR SAFE, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and  information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operation and events set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies, in which words such as “may,” “if,” “will,” “should,” “intend,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “project,” “consider,” or similar expressions are used to identify these forward looking statements.

Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that may cause our actual results, performance and achievements to be materially different. Forward-looking statements are not guarantees of future performance, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Readers are cautioned not to put undue reliance on any forward-looking statements. Future actual results, events and stockholder values may differ materially from those expressed or implied in these forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

REVERSE STOCK SPLIT

At the open of market on October 2, 2024, our 1-for-110 reverse split of our common stock went effective with Nasdaq Capital Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, and 2023, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024, and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024, and 2023, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Audited)

Current assets
Cash	$304,537	$2,790,147
Accounts receivable, net	45,651	25,280
Inventory	269,984	342,782
Prepaid expenses	288,590	213,261
Other current assets	21,534	-
Total current assets	930,296	3,371,470

Intellectual technology, net	2,184,331	2,473,429
Operating lease right-of-use assets, net	207,398	274,713
Other assets	27,427	27,427
Total Assets	$3,349,452	$6,147,039

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$325,310	$525,665
Accrued expenses	419,999	726,940
Accrued interest payable	103,371	96,988
Operating lease liabilities, current portion	107,620	97,108
Notes payable – related parties	11,810	11,810
Notes payable – non-related parties, net	226,227	64,331
Total current liabilities	1,194,337	1,522,842

Operating lease liabilities - less current portion	121,584	203,295
Notes payable - non-related parties - less current portion, net	-	2,305,898
Accrued interest payables	-	132,467
Total Liabilities	1,315,921	4,164,502
Stockholders' Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized, 316,046 and 169,044 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	2
Treasury stock, at cost; 113 shares as of September 30, 2024 and December 31, 2023	(38,015)	(38,015)
Additional paid-in capital	98,182,946	89,840,201
Accumulated deficit	(96,057,720)	(87,765,981)
Total SOBR Safe, Inc. stockholders' equity	2,087,214	2,036,207
Noncontrolling interest	(53,683)	(53,670)
Total Stockholders' Equity	2,033,531	1,982,537

Total Liabilities and Stockholders' Equity	$3,349,452	$6,147,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$46,129	$36,274	$148,310	$121,743
Cost of goods and services	15,992	20,195	81,929	66,835
Gross profit	30,137	16,079	66,381	54,908

Operating expenses:
General and administrative	1,499,296	1,358,749	4,310,791	4,843,082
Stock-based compensation expense	184,243	509,999	584,551	1,836,674
Research and development	194,466	214,374	604,927	588,467
Total operating expenses	1,878,005	2,083,122	5,500,269	7,628,223

Loss from operations	(1,847,868)	(2,067,043)	(5,433,888)	(7,213,315)

Other income (expense):
Other income	12,566	48,677	46,978	179,734
Loss on debt extinguishment	-	-	-	(26,125)
Notes payable – conversion expense	-	-	(585,875)	-
Interest expense	(5,908)	(179,014)	(451,720)	(613,324)
Total other income (expense), net	6,658	(130,337)	(990,617)	(459,715)

Loss before provision for income taxes	(1,841,210)	(2,197,380)	(6,424,505)	(7,673,030)

Provision for income taxes	-	-	-	-

Net loss	(1,841,210)	(2,197,380)	(6,424,505)	(7,673,030)
Net loss attributable to noncontrolling interest	4	4	13	13
Net loss attributable to SOBR Safe, Inc.	$(1,841,206)	$(2,197,376)	$(6,424,492)	$(7,673,017)

Deemed dividends related to Convertible Debt Warrants down round provision	-	-	(23,270)	-
Deemed dividends related to PIPE Warrants down round provision	-	-	(46,875)	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	(1,455,805)	-
Warrant Inducement transactional costs	-	-	(341,297)	-

Net loss attributable to common stockholders	$(1,841,206)	$(2,197,376)	$(8,291,739)	$(7,673,017)

Basic and diluted loss per common share	$(5.83)	$(13.42)	$(35.37)	$(45.51)

Weighted average number of common shares outstanding	316,046	163,680	234,458	168,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

									Stockholders’ Equity
	Common Stock		Preferred Stock		Treasury Stock				(Deficit)
		Amount		Amount			Additional		SOBR		Total
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	Safe,	Noncontrolling	Stockholders’
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	Equity

Balances at January 1, 2023	154,406	$2	3,000,000	$-	(113)	$(38,015)	$87,509,864	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	2,046	-	-	-	-	-	211,500	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	698,913	-	698,913	-	698,913
Paid in capital - relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Net loss	-	-	-	-	-	-	-	(2,601,687)	(2,601,687)	(5)	(2,601,692)
Balances at March 31, 2023	156,452	$2	3,000,000	$-	(113)	$(38,015)	$88,072,061	$(80,152,964)	$7,881,084	$(53,658)	$7,827,426
Conversion of preferred stock to common stock	9,091	$-	(3,000,000)	$-	-	$-	$-	$-	$-	$-	$-
Common stock issued for restricted stock units vested	1,682	-	-	-	-	-	-	-	-	-	-
Common stock issued upon conversion of convertible debt	1,364	-	-	-	-	-	221,182	-	221,182	-	221,182
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	627,762	-	627,762	-	627,762
Net loss	-	-	-	-	-	-	-	(2,873,954)	(2,873,954)	(4)	(2,873,958)
Balances at June 30, 2023	168,589	$2	-	$-	(113)	$(38,015)	$88,921,005	$(83,026,918)	$5,856,074	$(53,662)	$5,802,412
Paid-in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	509,999	-	509,999	-	509,999
Net loss	-	-	-	-	-	-	-	(2,197,376)	(2,197,376)	(4)	(2,197,380)
Balances at September 30, 2023	168,589	$2	-	$-	(113)	$(38,015)	$89,431,004	$(85,224,294)	$4,168,697	$(53,666)	$4,115,031
Balances at January 1, 2024	169,044	$2	-	$-	(113)	$(38,015)	$89,840,201	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537
Common stock issued for restricted stock units vested	1,046	-	-	-	-	-	-	-	-	-	-
Common stock issued upon conversion of convertible debt	11,800	-	-	-	-	-	1,247,922	-	1,247,922	-	1,247,922
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	214,398	-	214,398	-	214,398
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to PIPE Warrants down round provision	-	-	-	-	-	-	42,539	(42,539)	-	-	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	-	-	-	1,455,805	(1,455,805)	-	-	-
Net loss	-	-	-	-	-	-	-	(2,505,916)	(2,505,916)	(5)	(2,505,921)
Balances at March 31, 2024	181,890	$2	-	-	(113)	$(38,015)	$92,824,135	$(91,793,511)	$992,611	$(53,675)	$938,936
Common stock issued upon conversion of convertible debt	40,346	-	-	-	-	-	2,217,609	-	2,217,609	-	2,217,609
Deemed dividends related to PIPE Warrants down round provision	-	-	-	-	-	-	4,336	(4,336)	-	-	-
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	185,909	-	185,909	-	185,909
Common stock issued upon exercise of warrants	93,810	1	-	-	-	-	2,766,714	(341,297)	2,425,417	-	2,425,417
Net loss	-	-	-	-	-	-	-	(2,077,370)	(2,077,370)	(4)	(2,077,374)
Balances at June 30, 2024	316,046	$3	-	$-	(113)	$(38,015)	$97,998,703	$(94,216,514)	$3,744,177	$(53,679)	$3,690,498
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	184,243	-	184,243	-	184,243
Net loss	-	-	-	-	-	-	-	(1,841,206)	(1,841,206)	(4)	(1,841,210)
Balances at September 30, 2024	316,046	$3	-	$-	(113)	$(38,015)	$98,182,946	$(96,057,720)	$2,087,214	$(53,683)	$2,033,531

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,424,505)	$(7,673,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	289,098	289,098
Amortization of debt discounts	237,250	417,647
Loss on extinguishment of debt	-	26,125
Non-cash lease expense	67,315	34,714
Non-cash interest expense	336,510	29,638
Non-cash conversion expense	585,875	-
Bad debt expense	202	1,132
Stock-based compensation expense	584,551	1,836,674
Changes in assets and liabilities:
Accounts receivable	(20,573)	3,456
Inventory	72,798	(51,721)
Prepaid expenses	86,566	571,129
Other assets	(21,534)	(18,411)
Accounts payable	(200,355)	106,054
Accrued expenses	(306,941)	13,171
Accrued interest payable	(126,086)	(281,079)
Related party payables	-	(1,887)
Operating lease liabilities	(71,199)	(7,728)
Net cash used in operating activities	(4,911,028)	(4,705,018)

Financing activities:
Proceeds from notes payable - non-related parties	-	3,000,001
Repayments of notes payable - non-related parties	-	(1,211,661)
Repayments of notes payable - related parties	-	(1,000,000)
Debt issuance costs	-	(537,750)
Proceeds from exercise of stock warrants	2,786,174	-
Payment of transactional costs for exercise of warrants	(360,756)	-
Net cash provided by financing activities	2,425,418	250,590

Net Change In Cash	(2,485,610)	(4,454,428)

Cash At The Beginning Of The Period	2,790,147	8,578,997

Cash At The End Of The Period	$304,537	$4,124,569

Schedule Of Non-Cash Investing And Financing Activities:
Issuance of common stock and warrants for prepaid services	$-	$373,981
Non-related party debt converted to capital	$2,879,279	$341,998
Operating lease right-of-use assets and liabilities	$-	$330,707
Financing of prepaid insurance premiums	$(161,896)	$293,882
Deemed dividends related to Convertible Debt Warrants down round provision	$23,270	$-
Deemed dividends related to PIPE Warrants down round provision	$46,875	$-
Deemed dividends related to Original Warrants and New Warrants down round provision	$1,455,805	$-
Warrant inducement (transactional costs incurred but not paid)	$341,297	$-
Conversion of preferred stock to common stock	$-	$30

Supplemental Disclosure:
Cash paid for interest	$266	$446,069
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2024, and December 31, 2023, and its results of operations for the three and nine-month periods ended September 30, 2024, and cash flows for the nine-months ended September 30, 2024, and 2023.

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

At September 30, 2024 and December 31, 2023, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at September 30, 2024 and December 31, 2023.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had no allowance for doubtful accounts and $982 in allowance for doubtful accounts at September 30, 2024 and December 31, 2023, respectively.

Inventory

Inventory is comprised of component parts and finished product, and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for excess inventory or obsolescence at September 30, 2024 and December 31, 2023.

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

Noncontrolling Interest

A subsidiary of the Company has minority members representing ownership interests of 1.4% at September 30, 2024 and December 31, 2023. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the nine-month periods ended September 30, 2024 and 2023.

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

The Company’s contracts are generally three to twelve months in duration, are billed monthly and are non-cancelable. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset (unbilled revenue) is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

The Company has elected to charge shipping, freight and delivery to customers who choose an expedited shipping option as a source of revenue to offset respective costs when control has transferred to the customer.

We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.

Estimated costs for the Company’s standard one-year warranty are charged to cost of goods and services when revenue is recorded for the related product. Royalties are also charged to cost of goods and services.

Leases

The Company determines if an arrangement is or contains a lease at inception. Leases with an initial term of twelve months or less are considered short-term leases and are not recognized on the Company’s consolidated balance sheets. Right-of-use (“ROU”) assets and lease liabilities are recognized on the condensed consolidated balance sheets for leases with an expected term greater than twelve months. Operating lease ROU assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at inception based on the present value of lease payments over the lease term. When the rate implicit in the lease is not determinable, the Company uses its estimated secured incremental borrowing rate in determining the present value of lease payments. The lease expense for fixed lease payments is recorded on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred. The Company has elected not to separate lease and non-lease components.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.  Advertising and marketing costs were $156,056 and $158,412 during the nine-month periods ended September 30, 2024 and 2023, respectively. Advertising and marketing costs were $48,051 and $61,396 during the three-month periods ended September 30, 2024 and 2023, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has recorded deferred tax assets at September 30, 2024 and December 31, 2023, however these have been offset by a 100% valuation allowance.

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

The following table summarizes potential dilutive securities outstanding at the end of each reporting period that were excluded from the calculation of diluted net loss per share as including them would have been anti-dilutive for the nine months ended September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Stock options	14,216	17,823
Restricted stock units	892	1,046
Warrants	214,399	96,961
Convertible instruments	7	14,190
Total dilutive securities	229,514	130,020

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

Concentration of Customers – The Company’s sales during the nine months ending September 30, 2024 and 2023, have been made to a limited number of customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period to period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers.

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

Related Parties

Related parties are any entities or individuals that, through employment, directorship, ownership, or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

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

As of September 30, 2024, the Company has an accumulated deficit of approximately ($96,100,000). During the nine months ended September 30, 2024, the Company experienced negative cash flows from operating activities of approximately ($4,900,000). These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

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

Management believes the defined focus on the multi-vertical Behavioral Health space has positioned the Company to generate improvement in revenue generation and positive cash flows from sales.

Management believes that cash balances of approximately $300,000 and negative working capital of approximately ($265,000) at September 30, 2024, do not provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of September 30, 2024. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before November 13, 2024. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2024. Refer to Note 14 – Subsequent Events for additional information about the Company’s cash balances.

NOTE 3. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2024	2023
Component parts	$59,199	$59,157
Finished goods	210,785	283,625
Inventory	$269,984	$342,782

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2024	2023
Insurance	$248,227	$156,724
Deposit	15,736	15,736
Rent	-	16,714
Other	24,627	24,087
Prepaid expenses	$288,590	$213,261

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

For the nine-month period ended September 30, 2024, total operating lease expense was $147,878, which included $61,104 of variable lease expense. For the three-month period ended September 30, 2024, total operating lease expense was $50,123 which included $21,198 of variable lease expense. For the nine-month period ended September 30, 2023, total operating lease expense was $130,346, of which $17,094 was attributable to variable lease expenses, and $65,375 was attributable to short-term lease expense. For the three-month period ended September 30, 2023, total operating lease expense was $31,710, of which $2,786 was attributable to variable lease expense.

Operating lease obligations recorded on the condensed consolidated balance sheet at September 30, 2024 are as follows:

Operating lease liabilities, current portion	$107,620
Operating lease liabilities, long-term	121,584
Total Operating lease liabilities	$229,204

Future lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet at September 30, 2024 are as follows:

2024	$31,173
2025	125,644
2026	95,063
Total future minimum lease payments	251,880
Less imputed interest	(22,676)
Total Operating lease liabilities	$229,204

The weighted average remaining lease term is 24 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2024:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,670,344	$2,184,331	10

Intangible assets consisted of the following at December 31, 2023:

	Gross Carrying	Accumulated	Net Intangible	Amortization Period
	Amount	Amortization	Asset	(in years)
SOBRsafeTM Intellectual Technology	$3,854,675	$1,381,246	$2,473,429	10

Amortization expense was $289,098 for each of the nine-month periods ended September 30, 2024, and 2023, and was $96,366 for each of the three-month periods ended September 30, 2024, and 2023.

Estimated future amortization expense for device technology intangible assets is as follows:

2024	2025	2026	2027	2028	Thereafter
$96,366	$385,464	$385,464	$385,464	$385,464	$546,109

 NOTE 7. RELATED PARTY TRANSACTIONS

On March 1, 2022, the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The Series B Convertible Preferred Stock shares were issued in exchange for 3,030 shares of the Company’s common stock held by the Company’s CEO David Gandini and 6,061 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company (see Note 11). On April 20, 2023, the 3,000,000 Series B Convertible Preferred shares were converted to 9,091 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in the transfer of value.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Consulting services	$218,647	$328,196
R&D services	-	220,000
Other	201,352	178,744
Accrued expenses	$419,999	$726,940

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	September 30, 2024	December 31, 2023
Non-convertible note payable	$11,810	$11,810
Less current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

Total interest expense for related party notes was none and $90,338 for the nine-month periods ended September 30, 2024, and 2023, respectively. Total interest expense for related party notes was none for the three-month periods ended September 30, 2024, and 2023.

Non-Convertible Note Payable

The Company has one non-convertible note payable to a related party that has a principal balance of $11,810 as of September 30, 2024, and December 31, 2023. The note carries an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	September 30, 2024	December 31, 2023
Convertible notes payable with warrants - 2023 Debt Offering	$-	$3,219,724
Convertible notes payable	9,183	9,183
Non-convertible notes payable	17,500	17,500
Premium financing notes payable	199,544	37,648
Unamortized debt discount	-	(913,826)
Net non-related party notes payable	226,227	2,370,229
Current portion	(226,227)	(64,331)
Net long-term portion	$-	$2,305,898

Total interest expense for non-related party notes was $70,078 and $522,042 for the nine-month periods ended September 30, 2024, and 2023, respectively. Total interest expense for non-related party notes was $5,593 and $178,699 for the three-month periods ended September 30, 2024, and 2023, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 3,519 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price $250.80. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount and is compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $277.20 per share. The Company received approximately $2,500,000 of net proceeds from the 2024 Debt Offering after offering-related costs.

On May 10, 2023, noteholders elected to convert a total of $341,999 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 1,364 shares of the Company’s common stock at $250.80 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $309,688, as well as accrued interest of $32,311.

On March 4, 2024, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Notes issued on March 9, 2023.

Pursuant to the Inducement Letters, the Holders agreed to convert some or all of the Applicable Notes at a reduced conversion price equal to $68.20 per share (such reduced conversion price, the “Notes Conversion Price”). Simultaneously with the execution of the Inducement Letters, the Company received conversion notices from such Holders for the conversion of approximately $804,000 aggregate principal amount of the Applicable Notes, representing approximately 25% of the aggregate principal amount of the Applicable Notes. In connection with such conversion, the Notes Conversion Price was permanently reduced to $68.20. The Company recognized conversion expense of $585,875 for the induced conversion.

In addition, pursuant to the Inducement Letters, the exercise price in the Common Stock Purchase Warrants issued on March 9, 2023 (the “Applicable Warrants”) currently held by Holders was permanently reduced to $68.20 per share (such reduced exercise price, the “Warrants Exercise Price”).

In March, May, and June 2024 noteholders elected to convert an aggregate total of $3,556,233 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 52,145 shares of the Company’s common stock at $68.20 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $3,219,724, as well as accrued interest of $336,509.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of September 30, 2024, and December 31, 2023.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $3,551.90 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of September 30, 2024, and December 31, 2023. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

On July 1, 2024, the Company entered into a financing agreement for payment of its annual insurance premiums for coverage from July 2024 through June 2025 totaling $330,083. The financing agreement required an initial down payment of $66,017 with the remaining amount of $264,066 financed for an eight-month period at an annual interest rate of 9.14% with monthly payments of $34,150 beginning in July 2024.

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the nine months ended September 30, 2024, consist of the following:

The Company issued 1,046 shares of common stock for RSUs vested during 2024.

The Company issued 11,800 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 27,288 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 13,058 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 51,838 shares of common stock upon exercise of warrants during 2024.

The Company issued 41,973 shares of common stock upon exercise of warrants during 2024.

The Company’s common stock transactions for the nine months ended September 30, 2023, consist of the following:

The Company issued 2,046 shares of common stock to a consultant for investor relations services to be provided over a six-month period during 2023.

The Company issued 1,682 shares of its common stock for RSUs vested in April and June 2023.

The Company issued 1,364 shares of its common stock upon conversion of a portion of the Notes issued in the 2023 Debt Offering.

The Company exchanged 3,000,000 shares of Series B Convertible Preferred Stock with related parties for 9,091 shares of common stock (see Notes 7 and 11).

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred Stock. In each calendar year, the holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred Stock simultaneously. Dividends on the Series A Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred Stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution)  of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred Stock to shares of common stock can occur unless the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $551.10. The shares of Series A Convertible Preferred Stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred Stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

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

On March 1, 2022, the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as Series B Convertible Preferred Stock. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock at an amount per share equal to the original issue price of the Series B Convertible Preferred Stock plus all accrued but unpaid dividends on the Series B Convertible Preferred Stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is nine months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder, into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

On March 1, 2022, a total of 3,000,000 Series B Convertible Preferred shares were issued in exchange for 3,030 shares of the Company’s common stock held by the Company’s CEO David Gandini and 6,061 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company. The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the underwriting offering and listing on Nasdaq. On April 20, 2023, the 3,000,000 Series B Convertible Preferred shares were converted back into 9,091 shares of the Company’s common stock. Neither the exchange nor the conversion resulted in any value transfer.

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

Stock Warrants

In January 2023, the Company entered into a consulting agreement for professional services to be provided over a 6-month period in exchange for the issuance of 2,046 common shares and 2,046 warrants to purchase shares of common stock at $148.50 per share.  The warrants expire three years from the date of issuance. The warrants were valued at $162,481 using the Black-Scholes model on the date of issuance, which was recognized over the six month term of the agreement.

On March 9, 2023, in conjunction with the 2023 Debt Offering (see Note 9), the Company issued a total of 3,519 warrants to purchase shares of common stock at $277.20 per share. The warrants expire five years from the date of issuance. Total proceeds from the 2023 Debt Offering were allocated to the warrants based on their relative fair value, resulting in $398,517 allocated to the warrants after issuance costs.

On March 6, 2024, pursuant to the Adjustment terms of the September 2021 and the March 2022 Armistice Warrants as a result of the Inducement Letters, the Company issued an aggregate 24,174 warrants (the “Armistice Warrants”) consisting of (i) 19,339 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 4,835 warrants pursuant to the Adjustment terms of the March 2022 Armistice warrant. In addition, the Armistice Warrants include conditions where the warrant exercise price may be adjusted downward in the event securities instruments or exercise prices are subsequently issued or reduced, respectively, below the then current exercise prices of $148.50 per unit of the Armistice Warrants. Where the Inducement Letters stipulate a reduction in the warrant securities exercise prices below the Armistice Warrant exercise price of $148.50 per unit, the conditions of a downward adjustment were met reducing the Armistice Warrants exercise price permanently to $68.20 per unit. The additional issuance of the Armistice Warrants expire seven years from the date of the original issuance on September 28, 2021, and March 30, 2022, respectively. The difference with respect to the adjusted additional warrants is treated as a deemed dividend and a reduction in net income available to common stockholders.

On March 6, 2024, pursuant to the Inducement letters, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering were permanently reduced to $68.20 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common stockholders.

In June 2024, the Company entered into a Warrant Inducement with a certain holder of its existing warrants to exercise for cash an aggregate of 93,811 shares of the Company’s common stock at a reduced exercise price of $29.70 per share. The exercised warrants included warrants issued in the Amended and Restated Common Stock Purchase Warrants, with an initial exercise date of September 27, 2021, dated September 2022, the Amended and Restated Common Stock Purchase Warrants, with an initial exercise date of March 30, 2022, dated September 2022, and warrants issued under the Waiver agreement dated March 30, 2022. As part of the Warrant Inducement, the Company agreed to issue new unregistered warrants to purchase up to 187,622 shares of Common Stock. The warrants are exercisable upon the Company obtaining stockholder approval for purposes of complying with applicable Nasdaq rules with an exercise price of $29.70 per share. The warrants will expire five years following the issuance date. The total gross proceeds from the Warrant Inducement was $2,786,174 with net proceeds of $2,425,418 after deducting $360,756 in commissions and transaction costs.

Upon the close of the transaction, the Company issued the holder 51,838 of the 93,811 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 41,973 shares were initially unissued, and reserved in abeyance with the Company’s transfer agent for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. As of June 24, 2024, no shares remained in abeyance.

On June 4, 2024, pursuant to the Warrant Inducement, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering were permanently reduced to $29.70 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common stockholders.

The fair values of stock warrants granted during the nine-month periods ended September 30, 2024, and 2023 were determined based on the following assumptions:

	September 30, 2024	September 30, 2023
Exercise price	$29.70 – 68.20	$148.50 – 277.20
Dividend yield	0%	0%
Volatility	147–173%	162–209%
Risk-free interest rate	4.13–4.50%	4.56–4.73%
Expected term	2.3 – 5.3 Years	1.5 – 2.5 Years

The following tables summarize the changes in the Company’s outstanding warrants during the nine-month periods ended September 30, 2024, and 2023:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	94,436	$148.50 – 990.00	5.11 Years	$211.20	$-
Warrants granted	5,563	148.50 – 277.20	N/A	229.90	-
Warrants exercised	-	-	-	-	-
Warrants expired	(3,038)	990.00	-	990.00	-
Balance at September 30, 2023	96,961	$148.50 – 584.10	4.48 Years	$187.90	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	96,415	$148.50 – 584.10	4.59 Years	$187.00	$-
Warrants granted	211,795	29.70 – 68.20	4.93 Years	29.70	-
Warrants exercised	(93,811)	29.70	-	29.70	-
Warrants expired	-	-	-	-	-
Balance at September 30, 2024	214,399	$29.70 – 584.10	4.49 Years	$48.40	$-

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

Stock Options

As of September 30, 2024, and December 31, 2023, the Company has granted stock options to acquire 14,216 and 15,387 shares of common stock under the Plan, respectively.  As of September 30, 2024, the Plan had 10,741 vested options and 3,475 non-vested options. As of December 31, 2023, the Plan had 9,239 vested options and 6,162 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the nine months ended September 30, 2024, and 2023, the Company recorded $537,980 and $1,298,979, respectively, of share-based compensation expense related to stock options. For the three months ended September 30, 2024, and 2023, the Company recorded $168,720 and $456,524, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of September 30, 2024, was $575,789 which will be recognized over a weighted average period of 15 months.

For the nine months ended September 30, 2024, the Company did not grant any stock options to directors, officers, employees or other third parties. The weighted average grant date fair value per option granted during the nine-month periods ended September 30, 2023 was $206.80. The fair value was estimated at the grant date using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2024	September 30, 2023
Exercise price	$-	$149.60 – 255.20
Dividend yield	-%	0%
Volatility	-%	143 – 207%
Risk-free interest rate	-%	4.09 – 4.69%
Expected term	-	2.7 – 5.8 Years

The following tables summarize the changes in the Company’s outstanding stock options during the nine-month periods ended September 30, 2024 and 2023:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	10,035	$86.90 – 1,023.00	5.33 Years	$188.10	$-
Options granted	7,953	149.60 – 255.20	-	248.60	-
Options exercised	-	-	-	-	-
Options expired/forfeited	(165)	232.10	-	-	-
Balance at September 30, 2023	17,823	$86.90 – 1,023.00	5.81 Years	$213.84	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	15,401	$52.80 – 1,023.00	5.66 Years	$221.10	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options expired/forfeited	(1,185)	232.10 – 262.90	-	-	-
Balance at September 30, 2024	14,216	$52.80 – 1,023.00	5.17 Years	$217.87	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Exercisable at December 31, 2023	9,226	$52.80 – 1,023.00	4.36 Years	$235.40	$-
Exercisable at September 30, 2024	10,741	$52.80 – 1,023.00	4.71 Years	$226.71	$-

Restricted Stock Units

The Plan provides for the grant of RSUs.  RSUs are settled in shares of the Company’s common stock as the RSUs become vested.

The following tables summarize RSU activity under the Plan for the nine-month periods ended September 30, 2024 and 2023:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	3,455	$238.70	0.74 Years
Granted	-	-	-
Cancelled	(728)	238.70	-
Vested	(1,681)	238.70	-
Unvested at September 30, 2023	1,046	$238.70	1.17 Years

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2023	1,938	$206.80	1.74 Years
Granted	-	-	-
Cancelled	-	-	-
Vested	(1,046)	238.70	-
Unvested at September 30, 2024	892	$168.30	1.25 Years

In total for the nine months ended September 30, 2024, and 2023, the Company recorded $46,571 and $537,695, respectively, in stock-based compensation expense related to RSUs. In total for the three months ended September 30, 2024, and 2023, the Company recorded $15,524 and $53,475 respectively, in stock-based compensation expense related to RSUs. As of September 30, 2024, total unrecognized compensation cost related to RSUs was $77,618 which will be recognized over a period of 15 months.

Executive Officer Stock Options and RSUs

The Company had 6,413 vested and 3,095 unvested outstanding executive officers stock options exercisable at $52.80 - $255.20 per share with a weighted average remaining contractual life of 6.46 years as of September 30, 2024, and 3,977 vested and 4,182 unvested outstanding executive stock options exercisable at $86.90 to $262.90 per share with a weighted average remaining contractual life of 7.51 years as of December 31, 2023. The Company had no vested and 892 unvested RSUs granted to executive officers as of September 30, 2024, and no vested and 1,938 unvested RSU’s granted to executive officers as of December 31, 2023.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs. As of September 30, 2024, the Company has accrued $11,164 plus accrued interest of approximately $21,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 13, 2024, which is the date the condensed consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying condensed consolidated financial statements other than those following. Note these subsequent events are reflective of the reverse stock split conducted on October 2, 2024 as detailed below:

On October 2, 2024, the Company effected a 1-for-110 reverse stock split of the Company’s common stock. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split the lowest day’s VWAP in the five days following the reverse split was $4.74 per share and the exercise price of the Common Share Purchase Warrants issued on June 4, 2024, were reduced to $4.74 per share effective October 10, 2024.

On October 7, 2024, the Company entered into a private placement transaction with certain institutional investors for gross proceeds of $8.2 million. As part of the private placement, the Company issued an aggregate of 2,024,691 units at a purchase price of $4.05 per unit, each Unit consisting of (i) one share of common stock of the Company, or one pre-funded warrant in lieu thereof, (ii) two Series A Warrants, each to purchase one share of Common Stock at an exercise price of $3.80 per share, and (iii) one Series B Warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date. The Series A and Series B Warrants are exercisable beginning on the date that Stockholder Approval is obtained.

Following the private placement transaction and pursuant to the down-round provisions within the warrant agreements, the exercise price of the Common Share Purchase Warrants issued in September 2022 were reduced to $3.80 per share effective October 8, 2024.

On October 18, 2024, the Company received exercise notices from various institutional investors at a weighted-average exercise price of $4.73. In exchange for the issuance of 191,099 shares of common stock the Company received net proceeds of $902,541.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Reverse Stock Split

At the open of market on October 2, 2024, our 1-for-110 reverse split of our common stock went effective with Nasdaq Capital Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

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

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the nine months ended September 30, 2024.

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

Business Operations, Outlook and Challenges

We provide non-invasive technologies to quickly and humanely identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafe™, producing statistical, measurable business and user data. To that end, our SOBRsafe™ software platform, along with our integrated hardware devices used to provide non-invasive alcohol detection and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral health and wellness
➢	Judicial administrative applications
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability, and young driver safety

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

We believe our device portfolio approach could yield a substantial repository of user data – a potentially monetizable asset for statistical analytics. The opportunity to collect data points over time could enable the development of business and insurance liability benchmarking, through artificial intelligence (AI), powerful guidance for perpetual safety improvement and associated cost savings capture. By demonstrating substance-free environments, organizations could deliver a data-driven argument for lowering insurance premiums. We could potentially partner with insurance providers to encourage use of the SOBRsafe™ devices and/or technology.

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

Recent Developments

During the nine-months ended September 30, 2024, the following developments occurred:

➢

We entered into inducement offer letter agreements (the “Inducement Letters”) on March 4, 2024, with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Company’s Convertible Notes issued on March 9, 2023. The inducement offer to the Holders provided an opportunity to reduce the Company’s debt payment obligation at the future maturity date in March 2025. On March 5, 2024, the Holders elected to convert a total of $804,695 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 11,800 shares of the Company’s common stock at $68.20 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $772,896, as well as accrued interest of $31,799.

➢

The Company entered into a Warrant Inducement with a certain holder of its existing warrants to exercise for cash an aggregate of 93,811 shares of the Company’s common stock at a reduced exercise price of $29.70 per share. As part of the Warrant Inducement, the Company agreed to issue new unregistered warrants to purchase up to 187,622 shares of Common Stock. The warrants are exercisable upon the Company obtaining stockholder approval for purposes of complying with applicable Nasdaq rules with an exercise price of $29.70 per share. The warrants will expire five years following the issuance date. The total gross proceeds from the Warrant Inducement was $2,786,174 with net proceeds of $2,425,418 after deducting $360,756 in commissions and transaction costs.

➢

The Company eliminated its March 2025 debt obligation due to noteholders converting the remaining debt which totaled $3,556,233 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 52,145 shares of the Company’s common stock at $68.20 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $3,219,724, as well as accrued interest of $336,509.

➢

On June 3, 2024, stockholders approved the Company’s certificate of incorporation to implement a reverse stock split of the outstanding shares of common stock in a range from one-for-two (1:2) up to one-for-one hundred fifty (1:150), or anywhere between, as may be determined by the Board of Directors on or before December 31, 2024.

Subsequent to the nine-months ended September 30, 2024, the following developments occurred and are reflective of the reverse stock split completed on October 2, 2024 as detailed below:

➢

On October 2, 2024, the Company effected a 1-for-110 (1:110) reverse stock split of the Company’s common stock. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split the lowest day’s VWAP in the five days following the reverse split was $4.74 per share and the exercise price of the Common Share Purchase Warrants issued on June 4, 2024, were reduced to $4.74 per share effective October 10, 2024.

➢

On October 7, 2024, the Company entered into a private placement transaction with certain institutional investors for gross proceeds of $8.2 million (“Private Placement”). As part of the Private Placement, the Company issued an aggregate of 2,024,691 units at a purchase price of $4.05 per unit, each Unit consisting of (i) one share of common stock of the Company, or one pre-funded warrant in lieu thereof, (ii) two Series A Warrants, each to purchase one share of Common Stock at an exercise price of $3.80 per share, and (iii) one Series B Warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date. The Series A and Series B Warrants are exercisable beginning on the date that stockholder approval is obtained.

➢

Following the Private Placement transaction and pursuant to the down-round provisions within the warrant agreements, the exercise price of the Common Share Purchase Warrants issued in September 2022 were reduced to $3.80 per share effective October 8, 2024.

➢

On October 18, 2024, the Company received exercise notices from various institutional investors at a weighted-average exercise price of $4.73. In exchange for the issuance of 191,099 shares of common stock the Company received net proceeds of $902,541.

Results of Operations for Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Summary of Results of Operations

	Three Months Ended September 30,
	2024	2023
Revenues	$46,129	$36,274
Cost of goods and services	15,992	20,195
Gross profit	30,137	16,079

Operating expenses:
General and administrative	1,499,296	1,358,749
Stock-based compensation expense	184,243	509,999
Research and development	194,466	214,374

Total operating expenses	1,878,005	2,083,122

Operating loss	(1,847,868)	(2,067,043)

Other income (expense):
Other income, net	12,566	48,677
Interest expense	(5,908)	(179,014)
Total other income (expense), net	6,658	(130,337)

Net loss	$(1,841,210)	$(2,197,380)

Revenue

The Company progressed to commercial production of its SOBRsureTM device in the third quarter of 2023 and began executing customer agreements. Revenues of $46,129 for the three-month period ended September 30, 2024, have increased by $9,855 as compared to the prior year period of $36,274. This increase of $9,855 is primarily driven by revenues derived from SOBRsureTM device sales and SaaS user subscriptions during the 2024 period.

Gross Profit

The cost of goods and services for the three-months ended September 30, 2024, was $15,992 resulting in a gross profit of $30,137 and a gross margin of 65%. The cost of goods and services for the three months ended September 30, 2023, was $20,195 resulting in a gross profit of $16,079 and a gross margin of 44%. The increase in gross profit margin of $ 14,058 was due to a higher proportion of revenue being attributed to recurring SaaS subscriptions, and SOBRsureTM device sales and user subscriptions. Due to the limited history of generating revenue, the gross profit and gross margin for the three months ended September 30, 2024, and 2023 may not be indicative of future planned or actual performance of the Company, its product lines or SaaS services.

General and Administrative Expenses

General and administrative expenses increased by $140,547, from $1,358,749 for the three-month period ended September 30, 2023, to $1,499,296 for the three-month period ended September 30, 2024. This increase is primarily attributable to an increase in legal and investor relations professional services expense of $185,790, marketing expenses of $43,855 and an accrual for a legal settlement of $85,000 offset by a decrease in payroll and employee benefit costs of $141,546 and other general and administrative expenses of $32,552.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $184,243 for the three months ended September 30, 2024, compared to $509,999 for the three months ended September 30, 2023.  The reduction in stock-based compensation expense is due to previously issued awards becoming fully vested or forfeited and no issuance of new awards in 2024.

Research and Development

Research and development expenses decreased by $19,908, to $194,466 for the three-months ended September 30, 2024, compared to $214,374 for the three months ended September 30, 2023.  The 9% decrease in research and development is due to timing of product and software development project spend.

Other Income, net

Other income, net decreased by $36,111 from $48,677 for the three months ended September 30, 2023 to $12,566 for the three months ended September 30, 2024. Other income consists primarily of interest income earned on cash deposits. The decrease is due to less cash held in liquid investments in 2024 as compared to the same period in 2023.

Loss on Extinguishment of Debt

During the three-months ended September 30, 2023, the Company recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021.

Interest Expense

Interest expense decreased by $173,106 from $179,014 for the three months ended September 30, 2023, to $5,908 for the three months ended September 30, 2024. The decrease in interest expense is due to the conversion of the outstanding convertible debt balances by the noteholders to equity during the second quarter of 2024.

Operating Loss; Net Loss

Our operating loss of $1,847,868 for the three months ended September 30, 2024 decreased by $219,175, or 11%, from $2,067,043 for the three months ended September 30, 2023. The change in our operating loss for the three months ended September 30, 2024, compared to the same prior year period, is primarily a result in a reduction in employee payroll and benefits expense, and stock-based compensation expense offset by an increase in increased professional services and marketing expenses as detailed above.

Our net loss decreased by $356,170, or 16%, from $2,197,380 for the three-month period ended September 30, 2023, to $1,841,210 for the three-month period ended September 30, 2024. This change was primarily driven by a reduction in operating expenses as detailed above, a reduction in interest income and a reduction in interest expense due to the conversion of the outstanding convertible debt balances by the noteholders to equity during the second quarter of 2024.

Results of Operations for Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Summary of Results of Operations

	Nine Months Ended September 30,
	2024	2023
Revenues	$148,310	$121,743
Cost of goods and services	81,929	66,835
Gross profit	66,381	54,908

Operating expenses:
General and administrative	4,310,791	4,843,082
Stock-based compensation expense	584,551	1,836,674
Research and development	604,927	588,467

Total operating expenses	5,500,269	7,268,223

Operating loss	(5,433,888)	(7,213,315)

Other income (expense):
Other income, net	46,978	179,734
Loss on extinguishment of debt	-	(26,125)
Notes payable – converison expense	(585,875)	-
Interest expense	(451,720)	(613,324)
Total other income (expense), net	(990,617)	(459,715)

Net loss	$(6,424,505)	$(7,673,030)

Revenue

The Company progressed to commercial production of its SOBRsureTM device in the third quarter of 2023 and began executing customer agreements. Revenues of $148,310 for the nine-month period ended September 30, 2024, have increased by $26,567, or 22%, as compared to the prior year period of $121,743. This increase is primarily driven by revenues derived from our SOBRsureTM device sales and SaaS user subscriptions of $66,267, offset by decreased revenues from our SOBRcheckTM device sales and SaaS subscriptions of $36,211.

Gross Profit

The cost of goods and services for the nine months ended September 30, 2024 was $81,929 resulting in a gross profit of $66,381 and a gross margin of 45%. The cost of goods and services for the nine months ended September 30, 2023, was $66,835 resulting in a gross profit of $54,908 and a gross margin of 45%. Due to the limited history of generating revenue, the gross profit and gross margins for the nine months ended September 30, 2024, and 2023, may not be indicative of future planned or actual performance of the Company, its product lines or SaaS services.

General and Administrative Expenses

General and administrative expenses decreased by $532,291, or 11%, from $4,843,082 for the nine-month period ended September 30, 2023, to $4,310,791 for the nine-month period ended September 30, 2024. This decrease is primarily attributable to a decrease in employee payroll and benefits of $299,962, professional services spend for investor relations of $423,476, accounting services of $106,273, human resource services of $104,432, and travel expense of $108,309, offset by increases in legal services of $256,964, marketing expenses of $198,742, and other general administrative expenses of $54,955.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $584,551 for the nine months ended September 30, 2024, compared to $1,836,674 for the nine months ended September 30, 2023. The reduction in stock-based compensation expense is due to previously issued awards becoming fully vested or forfeited, and no issuance of new awards in 2024.

Research and Development

Research and development expenses for the nine months ended September 30, 2024, and 2023, increased by $16,460, from $588,467 for the nine months ended September 30, 2023, to $604,927 for the nine months ended September 30, 2024. The increase in product and software research and development is due to the Company’s continuous improvement to its existing SOBRsafe™ software platform and related SaaS offerings, and other device functionality.

Other Income, net

Other income, net decreased by $132,756 from $179,734 for the nine months ended September 30, 2023 to $46,978 for the nine months ended September 30, 2024. Other income consists primarily of interest income earned on cash deposits. The decrease is due to less cash held in liquid investments in 2024 as compared to the same period in 2023.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2023, the Company recorded a loss on extinguishment of debt of $26,125 which related to the early payoff of convertible notes issued in 2021.

Notes Payable – Conversion Expense

Notes payable conversion expense was $585,875 for the nine months ended September 30, 2024. This expense relates to the Convertible Debt Inducement completed on March 4, 2024.

Interest Expense

Interest expense decreased by $161,604 from $613,324 for the nine months ended September 30, 2023, to $451,720 for the nine months ended September 30, 2024. The decrease in interest expense is due to the conversion of the outstanding convertible debt balances by the noteholders to equity during the second quarter of 2024.

Operating Loss; Net Loss

Our operating loss of $5,433,888 for the nine-month period ended September 30, 2024 decreased by $1,779,427, or 25%, from $7,213,315 for the nine-month period ended September 30, 2023. The change in our operating loss for the nine months ended September 30, 2024, compared to the same prior year period, is primarily a result in a reduction employee payroll and benefits, general professional services, travel expense, stock-based compensation expense, offset by increases in legal services, marketing expense, research and development expense, and general administrative expense as detailed above.

Our net loss of $6,424,505 for the nine-month period ended September 30, 2024 decreased by $1,248,525, or 16%, from $7,673,030 for the nine-month period ended September 30, 2023. The decrease from the operating loss of $1,779,427 as stated above, was offset by a one-time expense incurred for notes payable conversion as well as a reduction in interest income as detailed above.

Liquidity and Capital Resources for Nine Months Ended September 30, 2024 Compared to December 31, 2023

Introduction

During the nine-months ended September 30, 2024, and 2023, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company will need additional capital in the near term. Our cash on hand as of September 30, 2024, was $304,537 and our current normalized operating cash flow burn rate is approximately $550,000 per month.

Management believes that cash balances at September 30, 2024 do not provide adequate operating capital for operating activities for the twelve months from the date these financial statements are issued. However, management believes actions presently being taken to generate product and services revenues, and positive cash flows, in addition to the Company’s  ability to access capital sources and implement additional expense reduction tactics to preserve working capital, provide the opportunity for the Company to continue as a going concern. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before September 30, 2024. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2024.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2024, and as of December 31, 2023, respectively, are as follows:

	September 30, 2024	December 31, 2023	Change
Cash	$304,537	$2,790,147	$(2,485,610)
Total current assets	930,296	3,371,470	(2,441,174)
Total assets	3,349,452	6,147,039	(2,797,587)
Total current liabilities	1,194,337	1,522,842	(328,505)
Total liabilities	1,315,921	4,164,502	(2,848,581)

Our total current assets and total assets decreased as of September 30, 2024, as compared to December 31, 2023, primarily due to use of cash to support our negative cash flow from operations of approximately $2,500,000 accompanied by scheduled amortization reducing the balances of our intellectual technology and right of use assets by approximately $370,000.

Our total current liabilities and total liabilities decreased as of September 30, 2024, as compared to December 31, 2023. The decrease in total liabilities is primarily due to the conversion of the outstanding convertible debt balances and related interest expense due in March 2025 by the noteholders to equity during the second quarter of 2024 of approximately $2,450,000. Other decreases include a reduction in accounts payable and accrued expenses of approximately $510,000, offset by current notes payable for insurance premiums of approximately $162,000.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $4,911,028 for the nine-month period ended September 30, 2024, as compared to net cash used in operating activities of $4,705,018 for the nine-month period ended September 30, 2023. For the period in 2024, the net cash used in operating activities consisted primarily of our net loss of $6,424,505, offset by non-cash expense items including amortization of $289,098, amortization of debt discounts of $237,250, stock-based compensation expense of $584,551, non-cash interest expense of $336,510, non-cash lease expense of $67,315, non-cash conversion expense of $585,875 and changes in our assets and liabilities for accounts receivable of ($20,573), inventory of $72,798, prepaid expenses of $86,566, other assets of ($21,534), accounts payable of ($200,355), accrued expenses of ($306,941), accrued interest payable of ($126,086), bad debt expense of $202, and operating lease liabilities of ($71,199).

For the period in 2023, the net cash used in operating activities consisted primarily of our net loss of $7,673,030, offset by non-cash expense items including amortization of $289,098, amortization of debt discounts of $417,647, loss on extinguishment of debt of $26,125, stock-based compensation expense of $1,836,674, non-cash interest expense of $29,638, non-cash lease expense of $34,714, bad debt expense of $1,132 and changes in our assets and liabilities for accounts receivable of $3,456, inventory of ($51,721), prepaid expenses of $571,129, other assets of ($18,411), accounts payable of $106,054, accrued expenses of $13,171, accrued interest payable of ($281,079), related party payables of ($1,887), and operating lease liabilities of ($7,728).

Investments

We had no cash provided by or used in investing activities during the nine-month periods ended September 30, 2024, or September 30, 2023.

Financing

We received gross proceeds from the exercise of warrants of $2,786,174 during the nine-month period ended September 30, 2024, which was offset by transactional costs of ($360,756).

During the nine-month period ended September 30, 2023, we received gross proceeds from the issuance of convertible notes payable of $3,000,001 which was offset by issuance costs of $537,750. Payments of $2,211,661 were made toward the principal and accrued interest amounts for matured convertible notes payable issued in 2021, due in March 2025, to both related and non-related parties.

Contractual Obligations and Commitments

At September 30, 2024, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$229,204	$107,620
Total contractual cash obligations	$229,204	$107,620

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2024, and December 31, 2023.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2024.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-month period ended September 30, 2024, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended September 30, 2024, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

On January 22, 2024, the Company was named as a party to a complaint filed in Oakland County Court, Michigan by a former employee. The case was initially filed in the 6th Judicial District Circuit of Michigan. However, on February 15, 2024, the case was removed to the Federal Courts. The former employee is claiming breach of contract, unlawful termination and promissory estoppel. The Company has denied these claims. A settlement agreement was agreed to with the former employee where the Company is to remit a settlement in exchange for a full release and dismissal of the lawsuit. The Company anticipates that the case will be dismissed before the end of the year.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three-month period ended September 30, 2024, that were not previously reported in a Current Report on Form 8K.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of September 30, 2024 this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of September 30, 2024 this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of September 30, 2024 this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of September 30, 2024 this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of September 30, 2024 this note was in default.

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

3.6 (6)	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023.

3.7 (7)	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. effecting a 1-for-110 reverse stock split of the Company’s Common Stock

10.1 (8)	Form of Securities Purchase Agreement

10.2 (8)	Form of Series A Warrant

10.3 (8)	Form of Series B Warrant

10.4 (8)	Form of Registration Rights Agreement

10.5 (8)	Form of Prefunded Warrant

10.6 (8)	Placement Agent Agreement

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 6, 2023.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 1, 2024.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: November 13, 2024		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

