Form 10-K
period 2024-12-31
SOBR Safe, Inc.
filed 2025-04-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of September 30, 2024: $2,023,418 as based on last reported sales price of such stock $64.00 on September 30, 2024. The voting stock held by non-affiliates on that date consisted of 31,510 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2025, there were 1,516,145 shares of common stock, $0.00001 par value, issued and outstanding.

SOBR Safe, Inc.

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes forward‑looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include the information concerning our possible or assumed future results of operation and events set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies, in which words such as “may,” “if,” “will,” “should,” “intend,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “project,” “consider,” or similar expressions are used to identify these forward looking statements.

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

Readers are cautioned not to put undue reliance on any forward-looking statements. Future actual results, events and stockholder values may differ materially from those expressed or implied in these forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under captions “Risk Factors” and “Management’s Discussion of Analysis of Financial Condition and Results of Operations” in our Annual Reports on Form 10-K (including this annual report) and our Quarterly Reports on Form 10-Q.

SUMMARY RISK FACTORS

General Risks Related to Our Business

•	Our business plan, which is focused on the development and commercialization of alcohol monitoring and detection devices, is dependent upon our SOBRsafe™ technology.
•	We have a limited operating history and historical financial information upon which you may evaluate our performance.
•	Our quarterly and annual operating results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•	Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
•	We may not be able to meet our future capital needs.
•

If we cannot obtain, achieve or sustain profitability or additional funding, our technology and product development and commercialization efforts may be reduced or discontinued, and we may not be able to continue operations.

•	Expansion of our operations and sales internationally may subject us to additional risks, including risks associated with unexpected events.
•	Regulations, laws and tax laws require compliance efforts that can increase our cost of doing business. Changes to these laws and regulations could impact financial results.
•	We need to maintain insurance coverage, which could become very expensive or have limited availability.
•	If we are unable to recruit and retain qualified personnel, our business could be harmed.
•	We are a relatively small company with a limited number of products and staff. Sales fluctuations and employee turnover may adversely affect our business.
•	We may be dependent on outside advisors or consultants to assist us.
•

The internal controls we utilize to produce reliable financial reports provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

•	Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Risks Related with Our Intellectual Property

•

We rely on third party intellectual property licenses and agreements to provide and facilitate the basis for and production of our patent-pending technology, including our manufactured SOBRcheck™ and SOBRsure™ devices.

•	We may become involved in lawsuits to protect or enforce our patents that would be expensive and time-consuming.
•	Substantial costs could be incurred defending against claims of intellectual property infringement.
•	We may be unable to adequately protect our proprietary rights.
•	We may be unable to protect our trademarks, trade secrets, and other intellectual property rights that are important to our business.

Risks Associated with Our Products

•

Rapid technological change could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

•	Failure to keep pace with the latest technological changes could negatively impact our projected revenues.
•	Because our technology is innovative and disruptive, we may require additional time to enter the market due to the need to further discover the profile companies within our target markets.
•	If our products do not gain market acceptance, prospects for our sales revenue may be affected.
•	Enterprise and consumer customers may not use our products in sufficient numbers, which could result in decreased revenue projections and profits.
•	We are currently selling our products through direct sales and channel partners, and will need time to develop relationships in order to secure customers and grow revenue.
•	We need to ensure strong product performance and reliability to maintain and grow our business.
•	Our products could contain defects, or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Risks Associated with Our Competition

•	Because we may face direct competition, we may not be able to operate profitably in our markets.
•	Any new competitor could be larger than us and have greater financial and other resources than we do, and those advantages could make it difficult for us to compete with them.

Risks Related with Our Manufacturing

•

We have limited experience manufacturing our products in large-scale commercial quantities, and we face a number of manufacturing risks that may adversely affect our manufacturing abilities which could delay, prevent or impair our growth.

•	We depend upon third parties to manufacture and supply key components necessary for our products.
•	A third-party manufacturer’s inability to produce our products’ components on time and to our specifications could result in lost revenue.
•	If we need to replace manufacturers, our expenses and cost of goods could increase, resulting in low profit margins.
•	Our business could be adversely affected by reliance on sole suppliers.
•	We could experience cost increases or disruptions in supply of raw materials or other components used in our products.
•	If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.
•	If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.
•

Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by an enterprise or consumer customer, we may be subject to liability that could adversely affect our financial condition and results of operations.

Risks Related to Security

•	Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.
•

Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition and results of operations.

Risks Related to Ownership of Our Securities

•	The market price of our common stock may be volatile and may be affected by market conditions beyond our control.
•	Our stock price could become more volatile and your investment could lose value.
•	Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.
•	The issuance of additional common stock and/or the resale of our issued and outstanding common stock could cause substantial dilution to investors.
•	Our existing stockholders may experience dilution if we elect to raise equity capital.
•	Conversion of our convertible senior notes into common stock may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.
•	Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.
•	Our management has discretion as to how to use any proceeds from the sale of securities.
•	We may be subject to the significant influence of our current stockholders, and their interests may not always coincide with those of our other stockholders.
•	Reverse stock splits may decrease the liquidity of the shares of our common stock.
•	We may not be able to maintain our listing on the Nasdaq, which could have a material adverse effect on us and our stockholders.
•	If our common stock is delisted from the Nasdaq and becomes subject to the penny stock rules, it would become more difficult to trade our shares.

REVERSE STOCK SPLIT

At the open of market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq Capital Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

At the open of market on October 2, 2024, our 1-for-110 reverse split of our common stock went effective with Nasdaq Capital Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

At the open of market on April 28, 2023, our 1-for-3 reverse split of our common stock went effective with the OTC Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

These reverse stock splits did not have any impact on the number of authorized shares of Common Stock which remains at 100,000,000 shares.

ITEM 1 – BUSINESS

Corporate Overview

On September 19, 2011, we, as Imagine Media, Ltd., a Delaware corporation, acquired approximately 52% of the outstanding shares of TransBiotec, Inc. (“TBT”), a California corporation, from TBT’s directors in exchange for 124,439 shares of our common stock. In January 2012, our Board of Directors (the “Board”) amended our Certificate of Incorporation, changing our name from Imagine Media, Ltd. to TransBiotec, Inc., and we acquired approximately 45% of the remaining outstanding shares of TBT in exchange for 109,979 shares of our common stock. With the acquisitions in September 2011 and January 2012 of TBT common stock, we own approximately 99% of the outstanding shares of TBT. As a result of the acquisitions, TBT’s business is our business, and, unless otherwise indicated, any references to “we” or “us” include the business and operations of TBT.

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

Pursuant to approval of an application with the Nasdaq Capital Market (“Nasdaq”) to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

Business Operations, Outlook and Challenges

We provide non-invasive technologies to quickly and discretely monitor and identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafe™, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our enterprise and consumer digital marketing channels. To that end, our SOBRsafe software platform, along with our patent-pending integrated hardware devices, SOBRcheck™ and SOBRsure™, used to provide non-invasive alcohol detection and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral health and wellness
➢	Judicial administrative applications
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability, and adolescent driver safety

Our SOBRcheck device is a patent-pending, touch-based identity verification and alcohol detection solution. Users place two fingers on the device sensors, one compares biometric data points from the finger to confirm identity, while the other senses alcohol contained in perspiration emitted through the pores of the fingertip. The touch-based device connects to the SOBRsafe software solution to collect, present and communicate data collected to subscribed parties.

Our SOBRsure device is a patent-pending, fitness-style wearable band with an alcohol monitoring and detection solution intended for discrete, low-profile and voluntary use providing qualified, real-time alcohol monitoring and GPS tracking. The wearable band is a device which includes a contained sensor which senses alcohol contained in perspiration released through the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe mobile application collects and transmits data to the SOBRsafe software solution. The SOBRsure device provides passive, qualified, real-time alcohol insights to administrators, clinicians, parents and more, and also includes device removal and service interruption notifications.

Our SOBRsafe technology can also be deployed across numerous additional devices for various uses. We are currently exploring possible integrations with existing systems and licensing by third parties.

We believe our device portfolio approach could yield a substantial repository of user data – a potentially monetizable asset for statistical analytics. The opportunity to collect data points over time could enable the development of business and insurance liability benchmarking, through artificial intelligence (“AI”), powerful guidance for perpetual safety improvement and associated economic cost savings capture. By demonstrating substance-free environments, organizations could deliver a data-driven argument for a reduction in annual insurance premiums. We could potentially partner with insurance providers to mandate use of the SOBRsafe devices and/or technology.

During fiscal 2024 and as in prior years, design, manufacturing, quality testing and distribution for all SOBRsafe integrated devices take place in the United States.

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales to enterprise businesses and consumers, 2) enter into agreements with channel partners and 3) enter into licensing and integration agreements. We currently employ four highly experienced sales professionals facilitating direct sales and channel partner relationships. Licensing and integration opportunities with third parties continue in preliminary stages.

Marketing

We have developed a marketing plan that includes:

➢	consumer and enterprise e-commerce web-solutions,
➢	search engine optimization (SEO) and search engine marketing (SEM),
➢	integrated digital and traditional media campaigns,
➢	brand ambassadors, affiliate partners and social media influencers,
➢	public relations initiatives and trade shows,
➢	business to business targeted digital campaigns,
➢	alcohol detection/testing channel partners,
➢	territorial sales agents,
➢	advocacy group alignment,
➢	ongoing brand development, and
➢	continuous pursuit of cutting-edge technologies for future integration.

As of December 31, 2024, we have retained six channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Intellectual Property

We possess the following patent and pending patent applications related to our SOBRsafe alcohol monitoring and detection system and related devices:

1)	U.S. Patent No. 9,296,298, entitled “Alcohol detection system for vehicle driver testing with integral temperature compensation”, which expires in 2032.
2)	U.S. Patent Application No. 17/996,996, entitled “Noninvasive Transdermal Alcohol Screening System,” and related foreign filings in Canada and Europe.
3)	U.S. Patent Application No. 18/251,567, entitled “Wearable Data Collection Device With Non-Invasive Sensing,” and related foreign filings in Canada, Europe, and Mexico.
4)	U.S. Provisional Patent Application No. 63,648,833, entitled “Vehicle Diagnostic Port Dongle for Preventing Vehicle Start.”
5)	U.S. Provisional Patent Application No. 63,678,599, entitled “Multi-Application Transdermal Screen Device”.

In due time, we intend to convert our US Provisional Patent application filings to Non-Provisional Patent application filings in the US and abroad as part of our patent defense strategy.

We applied for trademarks related to the SOBRsafe system, SOBRcheck and SOBRsure devices, and “SOBR” as standard characters with no specific formatting.

Government Regulation

As we utilize a unique “Pass/Fail” methodology that simply alerts to the presence of alcohol (as opposed to measuring a discrete BrAC) - information that may be used at the discretion of the administrator (or employer, counselor, parent, etc.) - we do not believe we will be subject to any government regulation in the targeted alcohol monitoring and detection markets including Behavioral Health and Wellness, Judicial Administration, Alcohol Rehabilitation, Personal Accountability Application, Commercial Workplace, or Adolescent Driver markets. In the Judicial Administrative market, regulations vary significantly by state. Some states only allow for the use of certain methodologies like breath or urine, while others do not specify and there exists no regulated barrier to entry for a transdermal solution in the low offender markets. However, the collection and use of biometric data may entail compliance with state-by-state notice and use regulations.

Human Capital Resources and Employees

As of December 31, 2024, there are a total of 14 full time employees, including Company officers Chairman/Chief Executive Officer/Secretary, David Gandini, and Chief Financial Officer/Treasurer, Christopher Whitaker. The employee base primarily operates from our corporate offices located in Greenwood Village, Colorado. Employees who operate remotely from our corporate offices primarily consist of territorial sales and business development representatives. The remainder of our workforce consists of professional consultants in supporting roles due to the size and nature of our business.

Oversight and Management

Our executive officers are tasked with leading our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, and talent management and development. We are committed to providing team members with the training and resources necessary to continually strengthen their skills. Our executive team is responsible for periodically reviewing development and training programs, diversity efforts, business ethics and compliance training, team member benefit programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board and the Compensation Committee regarding our human capital measures and results that guide how we attract, compensate, retain and develop a workforce to enable our business strategies.

Diversity, Equity and Inclusion

We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our recruiting and hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce to enhance our inclusive and diverse culture.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. We focus on implementing changes through workforce observation and feedback channels to recognize risk and continuously improve our processes.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings on the SEC’s website at www.sec.gov.

Our Internet address is www.sobrsafe.com. The information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) are also made available free of charge on www.sobrsafe.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

General Risks Related to Our Business

Our business plan, which is focused on the development and commercialization of alcohol monitoring and detection devices, is dependent upon our SOBRsafe™ technology.

Our business is dependent upon and strategic planning calls for us to develop and commercialize alcohol monitoring and detection devices based on our SOBRsafe technologies which include our hardware devices, SOBRcheck™ and SOBRsure™, and the SOBRsafe software platforms. If our technology proves to be ineffective at monitoring and detecting alcohol in an individual’s system through perspiration from their skin, it would significantly impact our business.

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have been in an early development stage and are entering their emerging growth stage. We may not successfully address these risks and uncertainties or successfully implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits.

We were incorporated in Delaware on August 10, 2007. Our business predominantly has been that of an early stage development company focused on developing and improving our technologies, potential products, filing patents, and hiring management and staff personnel. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

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

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such fluctuations in quarterly and annual operating results may decrease the value of our common stock. Because our quarterly operating results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•

the level of adoption and demand for our products in key industries such as behavioral health and wellness, judicial administrative applications, licensing and integration, commercial workplace and individual consumer use;

•	positive or negative coverage in the media, or changes in commercial perception of our products, or competing products, including our brand reputation;
•	the degree of competition in our industry and any change in the competitive landscape, including consolidation among competitors or future partners;
•	any safety, reliability or effectiveness concerns that arise regarding our products;
•	unanticipated pricing pressures in connection with the sale of our products;
•	the effectiveness of our sales and marketing efforts, including our ability to deploy a sufficient number of qualified representatives to sell and market our products;
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

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as impacts from the imposition of import and export trade tariffs or military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine, and Israel and Palestine) that can cause exacerbated volatility and disruptions to various aspects of the global economy, and other disruptions to global supply chains. Each of these events has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Expansion of our operations and sales internationally may subject us to additional risks, including risks associated with unexpected events.

A component of our growth strategy is to expand our operations and sales internationally. There can be no assurance that we will be able to successfully market, sell, and deliver our products in foreign markets, or that we will be able to successfully expand our international presence. Global operations could cause us to be subject to unexpected, uncontrollable and rapidly changing risks, events, and circumstances.

The following factors, among others, could adversely affect our business, financial condition and results of operations:

•	difficulties in managing foreign operations, and attracting and retaining appropriate levels of senior management and staffing;
•	longer cash collection cycles;
•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;
•	difficulties in enforcing agreements through foreign legal systems;
•

failure to properly comply with U.S. and foreign laws and regulations applicable to our foreign activities including, without limitation, product approval, healthcare and employment law requirements and the Foreign Corrupt Practices Act;

•	fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of the products we provide in foreign markets;
•	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions, and;
•	changes in general economic conditions or political circumstances in countries where we operate.

Regulations, laws and tax laws require compliance efforts that can increase our cost of doing business. Changes to these laws and regulations could impact financial results.

We are subject to a variety of regulations and laws in the jurisdictions in which we do business. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, or changes in tax laws or the interpretation thereof. The most significant recent example of this is the impact of the U.S Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was enacted on December 22, 2017 and expires December 31, 2025. These changes significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs, among other things.

We may not be able to meet our future capital needs.

To date, we have generated limited revenue. Our future capital requirements will depend on many factors, including our ability to further develop and sell our products, generate cash flow from operations, and competing market developments. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our common stock. Any equity financing will result in dilution of our then-existing stockholders. Sources of debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms.

If we cannot obtain, achieve or sustain profitability or additional funding, our technology, product development and commercialization efforts may be reduced or discontinued, and we may not be able to continue operations.

We have experienced recurring net losses since inception, and as of December 31, 2024, had an accumulated deficit of $98,328,395. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest in developing and expanding technology and product offerings, and attract new customers. These efforts may prove more expensive than we anticipate, and we may not succeed in obtaining the net revenue and operating margins necessary to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future.

Development efforts for our technology, products and software are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In addition, we may also raise additional capital through additional equity offerings and licensing our current commercialized product offering or future products in development. While we continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products.

We need to maintain insurance coverage, which could become very expensive or have limited availability.

Our marketing and sales of alcohol monitoring and detection products create an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we are subject to such liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. We are an emerging growth company with limited resources and ability to provide competitive salaries, employee benefits, retirement plans and other valued perquisites to attract, retain and compensate individuals. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talent, it would harm our ability to develop competitive products and retain good customers, and could adversely affect our business and operating results.

We are a relatively small company with a limited number of products and staff. Sales fluctuations and employee turnover may adversely affect our business.

We are a relatively small company. Consequently, compared to larger companies, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis, and delays in customer orders could cause our operating results to vary significantly from quarter-to-quarter and year-to-year. In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company, it could have a material impact on our business and results of operations, as we might not have sufficient depth in our staffing to fill the role that was previously being performed. A delay in filling the vacated position could put a strain on existing personnel, result in a failure to satisfy our contractual obligations, or to effectively implement our internal controls, which could materially harm our business.

We may be dependent on outside advisors or consultants to assist us.

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

We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. In the past we have identified material weaknesses in our internal controls which have been readily remediated and corrected. As of December 31, 2024, specific weaknesses our management identified include: (i) we did not have adequate oversight of physical finished goods inventory held by our third-party product distributor and (ii) an occurrence of management override to our delegation of authority policy. Enhancements, modifications, and changes to our internal controls during the first quarter of fiscal 2025 were necessary in order to eliminate these weaknesses. Despite these weaknesses in internal controls which were detected in a timely manner through other adjacent internal controls and based on an evaluation of potential impacts to our financial reporting, we conclude in our Annual Report on Form 10-K for the year ended December 31, 2024, our internal controls to produce reliable financial reports and related disclosure were operating effectively. See “Internal Control Over Financial Reporting”, herein.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards we are required to adopt may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our business, results of operations and financial condition.

Risks Related with Our Intellectual Property

We rely on third-party intellectual property licenses and agreements to provide and facilitate the basis for and production of our patent-pending technology including our manufactured SOBRcheck and SOBRsure devices.

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

Should our third-party business partners and contract manufacturers not maintain exclusive rights to intellectual property or should the content of the patents change, this could impact the effectiveness of our current device designs and impair our ability to produce quality products.

We may be unable to adequately protect our proprietary rights.

We currently have one “use” patent covering the SOBRsafe alcohol monitoring and detection system and/or the SOBRsafe devices and four provisional patents pending with the United States Patent and Trademark Office. These patents are not specific to the components, but rather the overall solution provided by the SOBRsafe devices and software. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

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

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time-consuming.

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

Substantial costs could be incurred defending against claims of intellectual property infringement.

Other companies, including competitors, may obtain patents or other proprietary intellectual property rights that would limit, interfere with, or otherwise circumscribe our ability to make, use, or sell products. Should there be a successful claim of infringement against us, and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the wearable device industry. The validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

•	cease selling, incorporating, or using products that incorporate the challenged intellectual property;
•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
•	re-design our products excluding the infringed intellectual property, which may not be possible.

We may be unable to protect our trademarks, trade secrets, and other intellectual property rights that are important to our business.

We consider our trademarks, trade secrets, and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners, and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States or other global jurisdictions. In addition, if our third-party confidentiality agreements are breached, there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose competitive advantages.

Risks Associated with Our Products

Rapid technological change could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop products, software or services that may present significant advantages over the products, software and services that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations, and financial condition.

We plan to enhance and broaden our product, software and service offerings in response to changing customer demands and competitive pressure and technologies, but we may not be successful. The success of any new product offering or enhancement to an existing product or software will depend on numerous factors, including our ability to:

•	properly identify and anticipate enterprise, consumer, patient or business needs;
•	develop and introduce new products or product enhancements in a timely manner;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	demonstrate the safety and efficacy of new products, including through the conduct of additional product testing or trials;
•	obtain necessary regulatory clearances or approvals for new products or product enhancements, if applicable; and
•	achieve adequate coverage and reimbursement for our products.

If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development, and/or may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

Failure to keep pace with the latest technological changes could negatively impact our projected revenues.

The market for some of our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We derive a substantial portion of our revenues from the development and sale of products. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards, and changing enterprise and consumer preferences. There is no assurance that we will keep up with technological improvements.

Because our technology is innovative and disruptive, we may require additional time to enter the market due to the need to further discover the profile companies within our target markets.

Our products are new to the marketplaces in which we operate. As a result, we will need time to penetrate our target markets by further developing the profile companies and customers, and verticals that could benefit the most from our products and technology. If we are not successful in discovering these companies, it could greatly slow our growth and adversely impact our financial condition.

If our products do not gain market acceptance, prospects for our sales revenue may be affected.

We intend to use the SOBRsafe technologies in various platforms and markets in behavioral health and wellness industries, judicial administrative applications, through licensing and integration, commercial workplace applications and individual consumer use. Currently, most alcohol sensing devices are breath analyzers and ankle bracelets employed in the judicially mandated markets where the use is usually required by law as a punishment for committing a crime. While punitive markets are attractive, our product suite is primarily geared towards aspirational behavioral wellness. We believe this approach and markets will be attractive to many companies, industries and consumers. We must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance, our investors could lose their entire investment.

Enterprise and consumer customers may not use our products in sufficient numbers, which could result in decreased revenue projections and profits.

Customers may not accept any of our products as effective, reliable, or cost-effective. Factors that could prevent such customer acceptance include:

•	if customers conclude the costs of these products exceed the economic cost savings associated with the use of these products;
•	if customers are financially unable to purchase these products;
•	if adverse customer events occur with the use of these products, generating adverse publicity;
•	if we lack adequate resources to provide sufficient education and training to our customers, and;
•	if frequent product malfunctions occur, leading customers to believe that the products are unstable or unreliable.

We are currently selling our products through direct sales and channel partners, and will need time to develop brand awareness and recognition, define market verticals, potential market share, and support relationships in order to secure customers and grow revenue.

Any failure to maintain and grow our direct sales force and channel partners network could harm our business. The members of our direct sales force are adequately trained and possess technical expertise, which we believe is critical in driving the awareness and adoption of our products. The members of our U.S. sales force are at-will employees. The loss of these personnel to competitors, or otherwise, could materially harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of comparable expertise and qualifications, or if we are unable to successfully employ such expertise in replacement personnel, our product sales, revenues and results of operations could be materially harmed.

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

We need to maintain and, if needed, improve the performance and reliability of our products to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. In addition, our SOBRsafe technology, and the hardware and software incorporated into our SOBRcheck and SOBRsure devices may contain errors or defects, especially when first introduced and while we have made efforts to test this software and hardware extensively, we cannot assure that the software and hardware, or software and hardware developed in the future, will not experience errors or performance problems.

Our products could contain defects, or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have quality assurance practices in place to ensure good product quality, defects still may be found in the future in our future products.

End-users could lose their confidence in our products and/or our company if they unexpectedly use defective products or use our products improperly. This could result in loss of revenue, loss of profit margin, or loss of market share.

Risks Associated with Our Competition

Because we may face direct competition, we may not be able to operate profitably in our markets.

The market for our products may become more competitive as additional competitors enter the market, which could hinder our ability to successfully market our products. We expect to face additional competition from existing competitors and new market entrants in the future where we may not have the resources, expertise or other competitive factors to compete successfully. Many of our competitors are more established in the industry and as a result, these competitors may be able to:

•	develop and expand their product offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing policies than we can.

Any new competitor could be larger than us and have greater financial and other resources than we do, and those advantages could make it difficult for us to compete with them.

Existing and potential competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in fewer orders, reduced gross margins, and loss of market share. Competitors may develop products that are substantially equivalent to our products, thereby using our products as predicate devices to more quickly obtain market approval for their own products. If overall demand for our products should decrease, it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of alcohol monitoring and detection that may directly compete with our suite of SOBRsafe products. These competitors may use standard or novel technologies or techniques to detect alcohol use. Other companies may develop alcohol monitoring and detection products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

Risks Related to Manufacturing

We have limited experience manufacturing our products in large-scale commercial quantities, and we face a number of manufacturing risks that may adversely affect our manufacturing abilities which could delay, prevent or impair our growth.

Our growth strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand. We outsource with United States based, third-party manufacturing companies. If any of our manufacturing facilities suffer damage, or a force majeure event, such damage or event could materially impact our ability to operate, which could materially and adversely affect our business and financial performance.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•

quality and reliability of components, sub-assemblies and materials that our third-party manufacturers  source from third-party suppliers, who are required to meet our quality specifications, almost all of whom are single source suppliers for the items and materials that they supply;

•	our third-party manufacturers inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•	our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
•	our failure to increase production capacity or volumes to meet demand;
•	potential risks associated with disruptions in our supply chain, such as global conflicts or other macroeconomic events;
•	lead times associated with securing key components;
•

our inability to design or modify production processes with our third-party manufacturers enabling us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and

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

We depend upon third parties to manufacture and supply key components necessary for our products. We do not have long-term agreements with our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of key components, with respect to which there is a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

Many of the key components we use in our products come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our products. We do not have any long-term supply contracts with any suppliers and purchase components on a purchase order basis. Due to our reliance on these key components, we are subject to the risk of shortages and long lead times in their supply. We are in the process of identifying alternative manufacturers for these components. We may in the future experience shortages and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Further, any delays in production and shipment of products due to a delay or shortage of key components may harm our reputation and discourage additional orders and sales, and otherwise materially and adversely affect our business and operations.

A third-party manufacturer’s inability to produce our products’ components on time and to our specifications could result in lost revenue.

Third-party manufacturers assemble and manufacture components of the SOBRcheck and SOBRsure devices to our specifications. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries, or a reduction in purchase prices, any of which could have a material adverse effect on our revenues. Because of the nature of our products and customers we service, the dates on which customers need and require shipments of products from us are critical. Further, because quality is a leading factor when our enterprise and consumer customers accept or reject our products, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to the future of our brand and our relationship with that particular customer.

If we need to replace manufacturers, our expenses and cost of goods could increase, resulting in low profit margins.

We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than us and thus, have an advantage in the competition for production. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but we do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively. Should we be forced to replace one or more of our manufacturers, we may experience increased costs or an adverse operational impact due to delays in distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenue because of late shipments.

Our business could be adversely affected by reliance on sole suppliers.

Notwithstanding our current supplier approach, certain essential product components may be supplied in the future by sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long-term supply agreements, and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. These factors could adversely affect our revenues and ability to retain our experienced sales force.

We could experience cost increases or disruptions in supply of raw materials or other components used in our products.

Our third-party manufacturers that assemble and manufacture components for our products expect to incur significant costs related to procuring raw materials required to manufacture and assemble our product. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions and global demand for these materials and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. Global events could cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our products, and the internal designs and processes we or third parties may adopt in an effort to remedy or mitigate impacts of such disruptions and delays could result in higher costs. Furthermore, currency fluctuations, tariffs, or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for raw materials or components would increase our operating costs and could reduce our margins.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

We currently anticipate and prepare in advance to avoid supply chain issues through direct communication and planning with our supply chain vendors, but if for reasons out of our control parts are not available, it could impact customer contracts and revenue.

We currently outsource supply chain and manufacturing of the SOBRcheck and SOBRsure devices to third-party manufacturers. The stability of component supply will be crucial to maintaining our manufacturing processes. Due to the fact our devices are currently manufactured utilizing in part, “off the shelf” parts and components, some of the critical devices and components being supplied to our third-party manufacturers may not be available in the necessary quantities or at competitive prices to produce our devices.

We have selected these manufacturers based on their ability to consistently produce these products according to our specifications and requirements in an effort to obtain the best quality product at the most cost-effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments by our third-party manufacturers would have an adverse effect on our operations until an alternative suppliers could be identified, if one may be located at all. Upon reaching a significant growth stage, such loss of a third-party manufacturer could cause us to breach any customer contracts we have in place at that time and would likely cause us to lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We currently outsource the manufacturing of devices utilizing the SOBRsafe alcohol monitoring and detection system, and development of our SOBRsafe software to third-party contract manufacturers and developers, respectively. These manufacturers procure all of the raw materials, parts and components for us and provide all necessary facilities and labor to manufacture our products and develop our software. If these companies were to terminate their agreements with us without adequate notice or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our SOBRsafe devices or software to our customers.

Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by an enterprise or consumer customer, we may be subject to liability that could adversely affect our financial condition and results of operations.

Although we do not manufacture the products that we distribute, a defect in the design or manufacture of a product distributed or serviced by us, or a failure of a product distributed by us to perform for the use specified, could have a material and adverse effect on our reputation in the industry, and subject us to claims of liability for injuries and otherwise. Misuse of the product distributed by us by a customer that results in injury could similarly subject us to liability. Any substantial underinsured loss could have a material and adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, any impairment of our reputation could have a material and adverse effect on our revenues and prospects for future business.

Risks Related to Security

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services, and gain access to networks and data centers. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Specifically, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches, and such failure could negatively affect our business, financial condition, results of operations and cash flows.

We depend on our information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing, inventory management and other related functions. We do not have redundant information technology in all aspects of our systems at this time. Despite the implementation of security and back-up measures, our internal computer, server, and other information technology systems as well as those of our third-party consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, accidental or intentional exposure of our data by employees or others with authorized access to our networks, computer viruses, malware, ransomware, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal information and health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage.

Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. If we or our third-party consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Disruptive global events generally increased the risk of cybersecurity intrusions. Our reliance on internet technology and the number of our employees who are working remotely may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use socially engineered crises to their advantage. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Securities

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•	variations in our operating results and market conditions specific to our target market verticals;
•	changes in financial estimates or recommendations by securities analysts;
•	announcements of innovations or new products or services by us or our competitors;
•	the emergence of new competitors;
•	operating and market price performance of other companies that investors deem comparable;
•	changes in our Board or management;
•	sales or purchases of our common stock by insiders;
•	commencement of, or involvement in, litigation;
•	changes in governmental regulations; and
•	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, results of operations and cash flows. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend, and a distraction to the Board and management.

Our stock price could become more volatile and your investment could lose value.

A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuances of common stock could represent further substantial dilution to investors. In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

Our existing stockholders may experience dilution if we elect to raise equity capital.

Previously, we have raised capital in the form of debt and/or equity to meet our working capital needs. We may also choose to issue equity or debt securities in the future to meet our liquidity or other needs which would result in additional dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so. We may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock. If we raise additional working capital, existing stockholders may experience dilution.

Conversion of our convertible senior notes into common stock may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.

If it were to occur, the conversion of convertible senior notes would dilute the ownership interests of existing stockholders to the extent we deliver shares of common stock upon conversion. Any sales in the public market of such shares could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes and the anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

We may be subject to the significant influence of our current stockholders, and their interests may not always coincide with those of our other stockholders.

As of December 31, 2024, we did not have a stockholder beneficially owning greater than 10% of our outstanding common stock. Should a current or future stockholder beneficially own greater than 10% of our outstanding stock, these stockholders may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of stockholders that beneficially own more than 10% of our outstanding stock, they may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

Reverse stock splits may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by reverse stock splits given the reduced number of shares that will be outstanding following reverse stock splits, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, reverse stock splits may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares of common stock and greater difficulty affecting such sales.

We may not be able to maintain our listing on the Nasdaq, which could have a material adverse effect on us and our stockholders.

We may not be able to maintain our listing on Nasdaq, which could have a material adverse effect on us and our stockholders. The standards for continued listing on Nasdaq include, among other things, that the minimum bid price for the listed securities may not fall below $1.00 for a period in excess of 30 consecutive business days, the Company maintain a public float of at least 500,000 outstanding common shares, and stockholders’ equity maintain a minimum value of at least $2,500,000.

During the months of October 2023 and November 2023, our common stock traded at levels below $1.00 per share in excess of the 30 business day requirement. On November 15, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the preceding 30 consecutive business days, the closing bid price of our common stock remained below the minimum $1.00 per share requirement for continued inclusion on Nasdaq (the “Bid Price Requirement”). The Company was provided an initial period of 180 calendar days, or until May 13, 2024, (the “Compliance Period”) to regain compliance with the Bid Price Requirement.

On April 8, 2024, the Company received a deficiency letter from the Staff notifying the Company that, based upon the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, the Company is not in compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Rule”). Pursuant to Nasdaq Listing Rule 5810(d)(2), the failure to comply with the Stockholders’ Equity Rule became an additional and separate basis for delisting.

On May 15, 2024, the Company received a staff determination letter (the “Determination Letter”) from the Staff notifying the Company that it had not regained compliance with the Bid Price Requirement by May 13, 2024, and was not eligible for a second 180-day period due to the Company’s additional failure to comply with the Stockholders’ Equity Rule for Nasdaq. The Company subsequently requested a hearing before the Nasdaq Hearings Panel (the “Panel”) which automatically stayed any suspension or delisting action for the Company’s securities pending the Panel hearing decision. A hearing on these matters was held on July 2, 2024.

On August 5, 2024, the Company received a letter from the Panel stating that the Panel determined to grant the request of the Company to continue its listing on the Nasdaq Capital Markets subject to certain conditions enumerated therein. The Panel determined to grant the Company’s request for an exception until October 23, 2024, to regain compliance with the Bid Price Requirement and Stockholders’ Equity Rule.

As a result of the 1-for-110 reverse stock split of the common stock completed on October 2, 2024, the aggregate number of outstanding common stock was reduced from 34,764,593 shares on a pre-reverse-split basis to a total of 316,046 shares outstanding on a post-reverse split basis including additional shares issued for fractional share rounding, with 285,611 of such shares currently qualifying as publicly held shares for purposes of meeting the minimum 500,000 publicly held shares requirement pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Float Requirement”).

On October 4, 2024, the Company received a letter from the Staff notifying that the Company does not currently meet the Minimum Float Requirement. The Staff granted the Company until October 11, 2024, to provide the Panel with its views with respect to this additional deficiency.

On October 9, 2024, the Company closed a Private Placement financing for gross proceeds of $8.2 million issuing an aggregate of 2,024,691 units consisting of 414,691 common shares issued immediately upon closing and 1,610,000 Prefunded Warrants. Each unit issued included one common share, two Series A warrants and one Series B warrant.

On October 15, 2024, the Company provided an update to the Panel outlining the steps it had taken to regain and sustain compliance with the Bid Price Requirement, Minimum Float Requirement, and the Stockholders’ Equity Rule, within the 180-day Panel extension.

On October 30, 2024, the Company received a Determination Letter from the Panel confirming that the Company had regained compliance with the Bid Price Requirement in Listing Rule 5550(a)(2), the Minimum Float Requirement in Listing Rule 5550(a)(4), and the Stockholders’ Equity Rule in Listing 5550(b)(1), as required by the Hearing Pane’s decision dated August 5, 2024.

Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the October 30, 2024 Determination Letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On April 4, 2025, the Company effected a 1-for-10 reverse split of the Company’s common stock on the Nasdaq Capital Markets raising its then common share bid price from the prior day’s closing price of approximately $0.35 per share to approximately $3.47 per share at the open of the market. The closing bid price on April 4, 2025 was $4.87 per share exceeding the Bid Price Requirement for the trading day. This reduced the number of issued and outstanding shares of common stock from approximately 15,261,445 shares to approximately 1,526,145 shares. The reverse stock split applies equally to all outstanding shares of common stock, and each stockholder holds the same percentage of common stock outstanding immediately following the reverse stock split. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock.

There can be no assurance that we will maintain compliance with any of the Nasdaq listing requirements. Nonetheless, we intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options, including a reverse stock split, to regain compliance with the Bid Price Requirement, and evaluating capital financing options to gain compliance with the Stockholders’ Equity Rule.

If our common stock is delisted from the Nasdaq and becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If, following this offering, the market price for shares of our common stock falls below $5.00, and we do not satisfy any of the exceptions to the SEC’s definition of penny stock, our common stock will be classified as a penny stock. If such should occur, as a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our securities.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors. The Board, Audit Committee, and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Assessing, identifying, and managing cybersecurity related risks are integrated into our overall enterprise risk management (“ERM”) process. We have a set of Company-wide policies and procedures outlined in our Employee Handbook that directly or indirectly relate to cybersecurity risks. These policies go through an internal review process and are approved by appropriate members of management. Consistent with best practices and requirements in the Employee Handbook, the Company conducts cybersecurity training on a periodic basis which occurs at least annually. Additionally, the Company continually addresses and maintains internal controls for identity and access management, logging and monitoring activities, performing periodic penetration testing and vulnerability scanning, general IT infrastructure governance and oversight, risk and threat assessment, employee awareness training and ongoing security monitoring. The Company engages a third-party hosting platform which internally manages ongoing vulnerability scanning, threat assessment and incident response through the hosting platform providing redundancy in threat preparedness, detection and response.

Our Executive Vice President (“EVP”) of Technology is responsible for addressing and managing cybersecurity risks, developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our EVP of Technology has over twenty years of professional experience as a senior executive in technology-driven enterprises with expertise across cybersecurity, compliance, manufacturing process engineering, database architecture, interface programming and more. Under the direction of the EVP of Technology, the Company also engages and retains qualified third-party consultants to assist in the identification and management of material risks from cybersecurity threats.

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

The Board and Audit Committee, in conjunction with their oversight responsibility related to the ERM process and management, participates regularly in discussions with management regarding cybersecurity risks, and performs a review at least annually of the Company’s cybersecurity program. This includes discussions of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation.

We are subject to cyber incidents and will continue to be exposed to cyber incidents in the normal course of our business. Incident response plans, procedures and processes are in place to address any cyber incidents, events or occurrences. Along with our third-party hosting platform, we periodically test preparedness ensuring and appropriate response is designed for immediate application. Although, such risks have not materially affected or are reasonably unlikely to materially affect us, these risks could affect our business strategy, including financial condition, results of operations, or cash flows. The extensive approach we take to cybersecurity may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us in the future. See Item 1A – Risk Factors for a discussion of cybersecurity risks.

ITEM 2 – PROPERTIES

Our corporate office, consisting of approximately 5,000 square feet, is located at 6400 S. Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111. We lease our office space under the terms of a commercial lease dated July 31, 2023. The lease is for thirty-nine months and we pay $17,108 per month through fiscal 2025. We do not own our own manufacturing facility and outsource with third-party manufacturing companies for our device manufacturing and product distribution.

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiffs perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2024. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

On January 22, 2024, the Company was named as a party to a complaint filed in Oakland County Court, Michigan by a former employee. The case was initially filed in the 6th Judicial District Circuit of Michigan. However, on February 15, 2024, the case was removed to the Federal District Court of the Eastern District of Michigan. The former employee is claiming breach of contract, unlawful termination and promissory estoppel. The Company has denied these claims. A settlement agreement was agreed to with the former employee where the Company has remitted a settlement in exchange for a full release and dismissal of the lawsuit.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition, results of operations or cash flows. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “SOBR”.

Holders

At December 31, 2024, there were 936,926 shares of common stock outstanding and approximately 4,308 stockholders of record.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by the registrant in the three years preceding the date of this Annual Report on Form 10-K. Other than the following, no unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On October 7, 2024, we entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of $8.2 million, before deducting fees to the placement agent and other expenses payable by us. The Company will use the net proceeds from the Private Placement for general corporate purposes and working capital. Aegis Capital Corp., acted as the exclusive placement agent for the Private Placement, which closed on October 9, 2024. As part of the Private Placement, we issued an aggregate of 202,470 units (the “Units”) at a purchase price of $40.50 per unit, each Unit consisting of (i) one share of common stock or one pre-funded warrant (the “Pre-Funded Warrant”) in lieu thereof, (ii) two Series A Warrants, each to purchase one share of common stock at an exercise price of $38 per share (each a “Series A Warrant”), and (iii) one Series B Warrant to purchase such number of shares of common stock as will be determined on the Reset Date (each a “Series B Warrant”). The common stock underlying the Units were registered with the SEC on form S-1 and the S-1 declared effective on December 13, 2024.

On June 8, 2023, we issued 137 shares of our common stock for Restricted Stock Units that vested during 2023.

On May 10, 2023, noteholders elected to convert a total of $341,999 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 137 shares of the Company’s common stock at $2,508 per share.

On April 1, 2023, we issued 32 shares of our common stock for Restricted Stock Units that vested during 2023.

On March 9, 2023, the Company entered into a Debt Offering pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The Debt Offering closed on March 9, 2023. The Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”). Aegis Capital Corp. acted as sole placement agent for the Debt Offering. Under the terms of the Agreement, the Company received $3,000,000 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 352 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock, at a conversion price $2,508. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2,772 per share. The Company received approximately $2,500,000 of net proceeds from the Debt Offering after offering related costs. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor is accredited, familiar with our operations, and there was no general solicitation or advertising.

On January 1, 2023, the Company entered into a six-month agreement with a consultant to provide investor services and in exchange issued 205 shares of restricted common stock and 205 warrants to purchase common stock of the Company at an exercise price of $1,485 per warrant. The warrants expire three years from the date of issuance. On February 16, 2023, the Company issued 205 common shares in exchange for 205 shares of restricted common stock.

These issuances were made in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Preferred Stock

On March 1, 2022, the Board of Directors (the “Board”) approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”.  The 3,000,000 Series B Convertible Preferred Stock shares were issued in exchange for 303 shares of the Company’s common stock held by the Company’s CEO David Gandini and 607 shares of the Company’s common stock held by IDTEC SPV, LLC, an entity controlled by a beneficial owner of the Company.  The Company entered into the Share Exchange Agreements to provide certain changes to its capital structure in connection with the planned underwriting offering and listing on Nasdaq. The rights and preferences of the Series B Convertible Preferred Stock are as follows: (a) dividends shall not be mandatory or cumulative, (b) liquidation preference over the Company’s common stock, (c) each three shares of Series B Convertible Preferred Stock shall be convertible, at the option of the holder, beginning on the date that is six months from the date the Holder acquired the shares of Series B Convertible Preferred Stock, and without the payment of additional consideration by the holder, into one share of common stock, (d) no redemption rights by the Company, (e) no call rights by the Company, and (f) each share of Series B Convertible Preferred Stock will vote on an “as converted” basis.

On April 20, 2023 the 3,000,000 Series B Convertible Preferred shares were converted to 910 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in a transfer of value.

Dividend Policy

We have never issued any dividends to our common stockholders and do not expect to pay any stock dividend or any cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared on our common stock in the future will be at the discretion of our Board and subject to any restrictions that may be imposed by our lenders.

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

Reverse Stock Split

At the open of the market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq Capital Markets (“Nasdaq”). As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

At the open of the market on October 2, 2024, our 1-for-110 reverse split of our common stock went effective with Nasdaq. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

Overview

We provide non-invasive technology to quickly and discretely monitor, detect and identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafeTM, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our digital enterprise and consumer channels. To that end, our SOBRsafe software platform, along with our integrated hardware devices, SOBRcheck™ and SOBRsure™, used to provide non-invasive alcohol monitoring, detection and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral health and wellness
➢	Judicial administrative applications
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability, and adolescent driver safety

Our SOBRcheck device is a patent-pending, touch-based identity verification and alcohol detection solution. Users place two fingers on the device sensors, one compares biometric data points from the finger to confirm identity, while the other senses alcohol contained in perspiration emitted through the pores of the fingertip. The touch-based device connects to the SOBRsafe software solution to collect, present and communicate data collected to subscribed parties.

Our SOBRsure device is a patent-pending, fitness-style wearable band with an alcohol monitoring and detection solution intended for discrete, low-profile and voluntary use providing qualified, real-time alcohol monitoring and GPS tracking. The wearable band is a device which includes a contained sensor which senses alcohol contained in perspiration released through the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe mobile application collects and transmits data to the SOBRsafe software solution. The SOBRsure device provides passive, qualified, real-time alcohol insights to administrators, clinicians, parents and more, and also includes device removal and service interruption notifications.

Our SOBRsafe technology can also be deployed across numerous additional devices for various uses. We are currently exploring possible integrations with existing systems and licensing by non-competitive third parties.

We believe our device portfolio approach could yield a substantial repository of user data – a potentially monetizable asset for statistical analytics. The opportunity to collect data points over time could enable the development of business and insurance liability benchmarking, through artificial intelligence (“AI”), powerful guidance for perpetual safety improvement and associated economic cost savings capture. By demonstrating substance-free environments, organizations could deliver a data-driven argument for a reduction in annual insurance premiums. We could potentially partner with insurance providers to encourage use of the SOBRsafe devices and/or technology.

As of December 31, 2024, the Company has 127 active subscribers from its business to consumer channel with an average monthly subscription length of 5.3 months, and 20 active enterprise subscribers with a total of 1,534 users from its business to business channel who are billed on a monthly basis.

During fiscal 2024 and as in prior years, design, manufacturing, quality testing and distribution for all SOBRsafe integrated devices take place in the United States.

Recent Developments

During the year ended December 31, 2024, we accomplished the following:

➢

On March 4, 2024, the Company entered into inducement offer letter agreements (the “Inducement Letters”), with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Company’s Convertible Notes issued on March 9, 2023. The inducement offer to the Holders provided an opportunity to reduce the Company’s debt payment obligation at the due date in March 2025. On March 5, 2024, the Holders elected to convert a total of $804,695 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 1,180 shares of the Company’s common stock at $682 per share. As provided for in the Agreement, the Conversion Amount included original Convertible Note principal of $772,896, as well as accrued interest of $31,799.

In March, May and June 2024, the Company eliminated its March 2025 debt obligation due to noteholders converting the remaining debt which totaled $3,556,233 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,214 shares of the Company’s common stock at $682 per share. As provided for in the Agreement, the Conversion Amount included original Convertible Note principal of $3,219,724, as well as accrued interest of $336,509.

➢

The Company entered into a Warrant Inducement offer on June 4, 2024 with a certain holder of its existing warrants to exercise for cash an aggregate of 9,382 shares of the Company’s common stock at a reduced exercise price of $297 per share. As part of the Warrant Inducement, the Company agreed to issue new unregistered warrants to purchase up to 18,763 shares of common stock. The warrants are exercisable upon the Company obtaining stockholder approval for purposes of complying with applicable Nasdaq rules with an exercise price of $297 per share. The warrants will expire five years following the issuance date. The total gross proceeds from the Warrant Inducement were $2,786,174 with net proceeds of $2,425,418 after deducting $360,756 in commissions and transaction costs.

➢

On October 2, 2024, the Company effected a 1-for-110 (1:110) reverse stock split of the Company’s common stock. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split the lowest day’s VWAP in the five days following the reverse split was $47.40 per share and the exercise price of the Common Share Purchase Warrants issued on June 4, 2024, were reduced to $47.40 per share effective October 10, 2024.

➢

On October 7, 2024, the Company entered into a private placement transaction with certain institutional investors for gross proceeds of $8.2 million (“Private Placement”). As part of the Private Placement, the Company issued an aggregate of 202,470 units at a purchase price of $40.50 per unit, each Unit consisting of (i) one share of common stock of the Company, or one pre-funded warrant in lieu thereof, (ii) two Series A Warrants, each to purchase one share of common stock at an exercise price of $38 per share, and (iii) one Series B Warrant to purchase such number of shares of common stock as will be determined on the Reset Date. The Series A and Series B Warrants are exercisable beginning on the date that stockholder approval is obtained. Upon closing of the Private Placement, the Company issued 41,469 common shares and 161,000 pre-funded warrants.

Following the Private Placement transaction and pursuant to the down-round provisions within the warrant agreements, the exercise price of the Common Share Purchase Warrants issued in September 2022 were reduced to $38 per share effective October 8, 2024.

➢

On October 18, 2024, the Company received exercise notices from various institutional investors at a weighted-average exercise price of approximately $47.30. In exchange for the issuance of 19,110 shares of common stock the Company received net proceeds of $902,541.

➢

On October 30, 2024, the Company received a Determination Letter from the Nasdaq Listings Panel confirming that the Company had successfully regained compliance with the Bid Price Requirement in Listing Rule 5550(a)(2), the Minimum Float Requirement in Listing Rule 5550(a)(4), and the Stockholders’ Equity Rule in Listing 5550(b)(1), as required by the Hearing Pane’s decision dated August 5, 2024.

➢	The Company’s second generation SOBRsure device became available for commercial sale to enterprise customers and consumers in November 2024.

➢

During December 2024, the Company received exercise notices from various institutional investors at a weighted-average exercise price of approximately $9.60. In exchange for the issuance of 162,129 shares of common stock the Company received net proceeds of $1,652,034.

Business Outlook and Challenges

Our products continue to gain awareness and recognition through trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales to enterprise businesses and consumers, 2) enter into agreements with channel partners and 3) enter into licensing and integration agreements. We currently employ four highly experienced sales professionals facilitating direct sales and channel partner relationships. Licensing and integration opportunities with non-competitive third parties continue in preliminary stages.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our audited consolidated financial statements and related disclosures require our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. We base such estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If later our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. Our effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from our estimates.

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

The following discussion:

•	summarizes our results of operations; and
•	analyzes our financial condition and the results of our operations for the year ended December 31, 2024 and year ended December 31, 2023.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Summary of Results of Operations

	Year Ended December 31,
	2024	2023
Revenue	$212,736	$157,292
Cost of goods and services	193,568	94,942
Gross profit	19,168	62,350

Operating expenses:
General and administrative	6,217,762	6,400,723
Stock-based compensation expense	729,712	2,245,871
Research and development	747,525	1,016,302
Total operating expenses	7,694,999	9,662,896

Loss from operations	(7,675,831)	(9,600,546)

Other income (expense):
Other income	110,212	216,211
Loss on debt extinguishment, net	-	(26,125)
Notes payable – conversion expense	(585,875)	-
Interest expense	(457,662)	(804,261)
Total other expense, net	(933,325)	(614,175)

Net loss	$(8,609,156)	$(10,214,721)

Revenue

The Company progressed to commercial production of its first generation SOBRsure devices in the third quarter of 2023 and progressed to commercial production of its second generation SOBRsure devices in the fourth quarter of 2024. The Company progressed to commercial production of its SOBRcheck devices in the first quarter of 2023. Both the SOBRcheck and SOBRsure devices are used in conjunction with our SOBRsafe software solution. We have executed customer agreements, invoiced customers and recognized revenue of $212,736 and $157,292 during the years ended December 31, 2024 and 2023.

Gross Profit

The cost of goods and services for the year ended December 31, 2024 was $193,568 resulting in a gross profit of $19,168 and a gross margin of 9.0%, compared to cost of goods and services for the year ended December 31, 2023 of $94,942 resulting in a gross profit of $62,350 and a gross margin of 39.6%. The decrease in gross margin year over year is due to the Company’s disposal of its first generation SOBRsure devices in the amount of $91,381 due to substantial enhancements to the second generation device available in November 2024, and additional disposal of damaged SOBRcheck devices in the amount of $24,360. Gross margin for fiscal 2024 adjusted for one-time inventory disposals is 63.5%, or an increase of 23.9% from the prior year. Due to the limited history of generating revenue, the gross profit and gross margin for the years ended December 31, 2024, and 2023 may not be indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses decreased by $182,961, from $6,400,723 for the year ended December 31, 2023 to $6,217,762 for the year ended December 31, 2024, primarily due to the aggregate decrease in employee headcount, and employee payroll and benefits expense. This decrease was partially offset by an increase in contracted professional services and legal expenses.

Stock-Based Compensation Expense

Stock-based compensation expense was $729,712 for the year ended December 31, 2024 as compared to $2,245,871 for the year ended December 31, 2023. The stock-based compensation expense in 2024 was related to the issuance of our common stock and restricted stock units as compensation to certain directors and employees. The decrease in stock-based compensation expense of $1,516,159 can be attributed to a reduction in the issuance of stock options and restricted stock units from the prior year and the expiration of vesting periods for which the expense is recognized.

Research and Development Expense

Research and development expense decreased by $268,777 from $1,016,302 for the year ended December 31, 2023, compared to $747,525 for the year ended December 31, 2024. Research and development costs during the year ended December 31, 2024, were mainly comprised of the development of our second generation SOBRsure wearable device made commercially available for sale in November 2024 and continuing enhancements to our SOBRsafe software. The decrease in research and development can be attributed to the finalization of our first generation SOBRsure wearable device during the year ended December 31, 2023, which required limited remaining development during the year.

Other Income

Other income decreased by $105,999 from $216,211 for the year ended December 31, 2023, compared to $110,212 for the year ended December 31, 2024. Other income consists primarily of interest income earned on cash deposits. The decrease is due to less cash held in liquid investment balances held through fiscal 2024 as compared to 2023.

Loss on Extinguishment of Debt, net

A loss on extinguishment of debt of $26,125 for the year ended December 31, 2023, was recorded in relation to the early payoff of convertible notes issued in 2021.

Notes Payable – Conversion Expense

Notes payable conversion expense of $585,875 for the year ended December 31, 2024, was recorded in relation to the Convertible Debt Inducement completed on March 4, 2024.

Interest Expense

Interest expense decreased by $346,599 from $804,261 for the year ended December 31, 2023, compared to $457,662 for the year ended December 31, 2024. The decrease in interest expense is due to the conversion of the outstanding convertible debt balances to equity during the second quarter of 2024.

 Operating Loss; Net Loss

Our net loss decreased by $1,605,565, or 15.7%, from $10,214,721 to $8,609,156 for the year ended December 31, 2023, compared to the year ended December 31, 2024, respectively. The change in our operating loss and net loss for the year ended December 31, 2024, compared to the prior year, is primarily a result of decreases in employee payroll and benefits expense, stock-based compensation expense, research and development, and interest expense. These decreases are detailed above.

Liquidity and Capital Resources for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Introduction

During the years ended December 31, 2024 and 2023, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the future. Our cash on hand as of December 31, 2024, was $8,384,042 and our current normalized monthly operating cash flow burn rate is approximately $550,000.

Management believes that cash balances and positive working capital at December 31, 2024 provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. Management anticipates additional revenue generation with the release of its second generation SOBRsure device and execution of a comprehensive marketing plan. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before December 31, 2024. The Company has acquired additional net proceeds from the exercise of outstanding warrants of approximately $3,000,000 during the first quarter of 2025 increasing the Company’s cash balances. As such, Management believes despite limited revenue generation and positive operating cash flows being generated in the past, adequate cash balances and working capital are available to support ongoing operations for the next twelve months and the Company will continue as a going concern as of December 31, 2024.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2024 and December 31, 2023, are as follows:

	December 31, 2024	December 31, 2023	Change

Cash	$8,384,042	$2,790,147	$5,593,895
Total current assets	8,872,074	3,371,470	5,500,604
Total assets	11,171,203	6,147,039	5,024,164
Total current liabilities	1,276,889	1,552,842	(275,953)
Total liabilities	1,368,882	4,164,502	(2,795,620)

Our current assets and total assets increased as of December 31, 2024, as compared to December 31, 2023, primarily due to an increase in the Company’s cash balance from the private placement completed by the Company in October 2024 and net cash proceeds from the exercise of common share warrants during the year.

Our current and total liabilities decreased as of December 31, 2024, as compared to December 31, 2023, primarily due to the conversion of debt to equity during 2024.

Sources and Uses of Cash

Operations

Our net cash used in operating activities increased by $593,508 from $6,521,584 for the year ended December 31, 2024, as compared to net cash used in operating activities of $5,928,076 for the year ended December 31, 2023. For the year ended December 31, 2024, the net cash used in operating activities consisted primarily of our net loss of $8,609,156 offset by non-cash items including amortization of $385,464, amortization of debt discounts of $237,250, stock-based compensation expense of $729,712, notes payable conversion expense of $585,875, non-cash interest expense of $204,043, non-cash lease expense of $90,976, non-cash disposal of obsolete inventory of $115,741, and bad debt expense of $25,260. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from prepaid expenses of $284,690, balanced by uses of cash for accounts receivable of $24,440, other assets of $46,060, accounts payable of $103,108, accrued expenses of $311,403, and operating lease liability of $97,107. For the year ended December 31, 2023, the net cash used in operating activities consisted primarily of our net loss of $10,214,721 offset by non-cash items including amortization of $385,464, stock-based compensation expense of $2,245,871, and amortization of debt discounts of $562,690. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from accrued expenses of $334,133, prepaid expenses of $655,507, and accounts payable of $382,700, balanced by uses of cash for inventory of $127,289 and accrued interest payable of $237,564.

Investments

We had no cash provided by or used for investing activities during the years ended December 31, 2024, and 2023.

Financing

Our net cash provided by financing activities for the year ended December 31, 2024, was $12,115,479, compared to $139,226 for the year ended December 31, 2023. For the year ended December 31, 2024, our net cash from financing activities consisted of proceeds from the exercise of warrants of $5,340,747, and gross proceeds from the private placement transaction of $8,199,996, offset by payments for transaction costs of equity transactions of $1,224,456. For the year ended December 31, 2023, our net cash from financing activities consisted of net proceeds from notes payable – non-related parties of $3,000,001, offset by repayments of notes payable – related parties $1,000,000, repayments of notes payable – non-related parties $1,323,025 and payment of debt issuance costs of $537,750.

Contractual Obligations and Commitments

At December 31, 2024, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$203,296	$111,303
Total contractual cash obligations	$203,296	$111,303

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2024, and December 31, 2023.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assesses the effectiveness of our internal control over financial reporting on a quarterly basis, with the most recent assessment being conducted as of December 31, 2024. In making these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of the end of the year ended December 31, 2024, our internal controls over financial reporting were effective, and management has identified no material weaknesses.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the end of the year ended December 31, 2024, our disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

ITEM 9B – OTHER INFORMATION

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 31, 2025, the principal offices and positions with the Company held by each person. The date each director, director nominee, and executive officer became a director or executive officer of the Company is disclosed for each below. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David Gandini	67	Chief Executive Officer, Secretary, Chairman of the Board, and Director

Christopher Whitaker	53	Chief Financial Officer and Treasurer

Ford Fay	64	Independent Director (Chairperson of Nominating and Corporate Governance Committee)

J. Steven Beabout	71	Lead Independent Director (Chairperson of Compensation Committee)

Noreen Butler	51	Independent Director

Sandy Shoemaker	56	Independent Director (Chairperson of Audit Committee)

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

Ford B. Fay has served as a member of our Board of Directors since June 2020 and serves as the Chairperson of the Nominating and Corporate Governance Committee of our Board of Directors. Mr. Fay currently serves as a Board Member for Axiom Consulting and a Board Advisor for Labra Technologies, both telecommunications companies.  Previously, Mr. Fay served as the Director at Crown Castle International Corp., a large fiber-based telecommunications company from 2020 through 2024. In this position Mr. Fay managed all aspects of Network Access Life Cycle for the company. From 2017 to 2020, Mr. Fay was a principal with Eagle Bay Advisors, LLC, a telecommunications consulting firm. In this position, Mr. Fay assisted clients with cost and efficiency improvements in Access Management across the life cycle spectrum of Access. From 2015 to 2017, Mr. Fay was the Vice President, Access Management for Zayo Communications. In this position Mr. Fay created and managed most aspects of offnet costs, such as, vendor selection, contracting, procurement, quoting, operationalization, vendor management, offnet ordering, offnet grooming and optimization. In this position, Mr. Fay also planned and executed the network integrations of the $1.4B acquisition of Electric Lightwave and the $350M acquisition of Canadian-based Allstream. Mr. Fay received his Bachelor of Science in Operations Research & Industrial Engineering from Cornell University, and his Master of Business Administration from University of Rochester, Simon School of Business.

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

Sandy Shoemaker has served as a member of our Board of Directors since December 2021 and serves as Chairperson of the audit committee of our Board of Directors. Ms. Shoemaker retired from public accounting in June 2021 to focus on consulting with small-medium sized companies. She was a partner in the audit service area of EKS&H/Plante Moran and was involved in public accounting since 1990, serving publicly traded and privately held companies. She led the EKS&H SEC practice for several years. Ms. Shoemaker’s experience includes initial and secondary public offerings, reverse mergers, annual and quarterly audits/reviews of public companies, responses to SEC comment letters, assisting with implementation of new accounting pronouncements, business acquisitions, stock-based compensation, and internal controls. Ms. Shoemaker has provided services to companies in the various industries such as biotech, franchising, distribution, manufacturing, medical-device, restaurants and real estate industries. She also has extensive experience working with employee-owned companies. Ms. Shoemaker has numerous professional affiliations including, but not limited to, American Institute of Certified Public Accountants (AICPA), and the National Center for Employee Ownership (NCEO). Ms. Shoemaker received her B.S. in Accounting, graduating cum laude, from Missouri State University.

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

Board Meetings

Our Board of Directors held three meetings during the year ended December 31, 2024, which occurred on May 31, 2024, August 9, 2024, and November 8, 2024; and all directors attended 100% of the aggregate number of meetings of the Board and of the committees on which each of the directors served. The Board also acted by unanimous written consent six times during the year ended December 31, 2024.

Committees

Since April 22, 2022, our Board of Directors has a designated compensation committee, consisting of Steven Beabout and Ford Fay, and in August 2024, Sandy Shoemaker joined. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker, Steve Beabout and Ford Fay. Our Board of Directors has a nominating and corporate governance committee, consisting of Ford Fay and Steve Beabout, in August 2024, Sandy Shoemaker joined. We also have written nominating and corporate governance, compensation, and audit committee charters.

Audit Committee Financial Expert

The Nasdaq Capital Market (“Nasdaq”) rules require us to have three independent audit committee members upon the listing of our common stock, with at least one member being an “audit committee financial expert”. Our Board of Directors has affirmatively determined that Sandy Shoemaker meets the definition of “independent director” and an “audit committee expert”, and Steve Beabout and Ford Fay qualify as “independent directors” for purposes of serving on an audit committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq rules.

Compensation Committee

The Nasdaq Capital Market rules require us to have two independent compensation committee members upon the listing of our common stock. Our Board of Directors has affirmatively determined that Steve Beabout, Ford Fay, and Sandy Shoemaker meet the definition of “independent director” for purposes of serving on a compensation committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq rules.

Nomination and Corporate Governance Committee

The Nasdaq Capital Market rules require us to have two independent nomination committee members upon the listing of our common stock. Our Board of Directors has affirmatively determined that Ford Fay, Steve Beabout, and Sandy Shoemaker meet the definition of “independent director” for purposes of serving on a nomination committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq rules.

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

Insider Trading Policy

On May 31, 2024, our Board of Directors adopted the Insider Trading Policy which applies to all directors, officers and employees considered to have a “special relationship” with the Company, and includes certain family members. The Insider Trading Policy governs the purchase, sale and other dispositions of our securities that have regular access to material, nonpublic information about the Company in the normal course of their duties, and includes a discussion regarding material, non-public information, a black out policy and prohibition on short selling and hedging transactions. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During the most recent fiscal year, to the Company’s knowledge, no delinquencies occurred.

ITEM 11 - EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our Principal Executive Officers during the year ended December 31, 2024;

(b)

each of our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2024 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2024.

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2024, and 2023 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Gandini, CEO and Secretary(2)	2024	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000
	2023	300,000	-0-	150,062(3)	1,048,159(4)	-0-	-0-	-0-	1,498,221(3,4)

Christopher Whitaker, Chief Financial Officer (5)	2024	225,000	-0-	-0-	-0-	-0-	-0-	-0-	225,000

Jerry Wenzel, Former CFO(6)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	225,000	-0-	24,000(7)	-0-	-0-	-0-	-0-	249,000(7)

Scott Bennett, EVP of Bus Ops(8)	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Michael Watson, Former EVP of Sales & Marketing(9)	2023	158,333	-0-	-0-	-0-	-0-	-0-	-0-	158,333

(1)	Includes amounts paid and/or accrued.
(2)	Mr. Gandini was appointed as our Chief Executive Officer in October 2021. Mr. Gandini previously served as our Chief Revenue Officer and Chief Financial Officer.

(3)	Includes the value of 90 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of the grant.
(4)	Includes the value of 464 stock options granted to acquire shares of our common stock under our 2019 Equity Incentive Plan.
(5)	Mr. Whitaker was appointed as our Chief Financial Officer in January 2024. Mr. Whitaker previously served as our Vice President of Finance and Accounting.
(6)	Mr. Wenzel was hired as our Chief Financial Officer in January 2022, and resigned as our Chief Financial Officer effective December 31, 2023.
(7)	Includes the value of 46 Restricted Stock Units under our 2019 Equity Incentive Plan based on the fair market value of our common stock on the date of the grant.
(8)

Mr. Bennett was hired as our Executive Vice President of Business Operations in October 2021. Effective March 15, 2023, Scott Bennett will continue as Executive Vice President of Business Operations but will no longer be an officer of the Company.

(9)	Mr. Watson was hired as our Executive Vice President of Sales and Marketing in October 2021. Mr. Watson was terminated effective October 13, 2023.

Employment Contracts

David Gandini. On January 30, 2023, we entered into an Employment Agreement with Mr. Gandini to continue to serve as our Chief Executive Officer through December 31, 2025 (the “Term”). The Term will automatically renew for additional terms of one year unless written notice not to renew is otherwise given by either Mr. Gandini or the Company.

Under the terms of the Employment Agreement, Mr. Gandini will receive an annual base salary of $300,000. For each subsequent calendar year of the Term and Renewal Terms, Mr. Gandini will receive salary adjustments as recommended by the Compensation Committee and approved by the Company’s Board of Directors. Mr. Gandini is also entitled to participate in the Company’s Annual Bonus Plan and any and all other incentive payments available to executives of the Company. Mr. Gandini may also be provided with regular equity grants commensurate with his role and as awarded by the Board of Directors pursuant to the Company’s 2019 Equity Incentive Plan.

Director Compensation

The following table sets forth director compensation for 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Gandini	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ford Fay	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Steven Beabout	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Noreen Butler	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sandy Shoemaker	-0-	-0-	-0-	-0-	-0-	-0-	-0-

As of December 31, 2024, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may receive restricted stock units or stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) or the Compensation Committee of our Board of Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Gandini(1)	592	-	164	$869.20-2,552.00	November 1, 2029 -February 23, 2033(1)	-	-	90	$1,035

Christopher Whitaker	110	-	87	$528.00-2,321.00	February 23, 2028-November 10, 2028(2)	-	-	-	-

(1)

Under the terms of Mr. Gandini’s stock option grant, 292 of the options expire ten (10) years from the date of vesting, or November 1, 2029.

Under the terms of Mr. Gandini’s stock option grant, 464 of the options expire ten (10) years from the date of vesting, or February 23, 2033.

(2)

Under the terms of Mr. Whitaker’s stock option grant, 60 of the options expire five (5) years from the date of vesting, or February 23, 2028.

Under the terms of Mr. Whitaker’s stock option grant, 137 of the options expire five (5) years from the date of vesting, or November 10, 2028.

Aggregated Option Exercises

No options were exercised during the year ended December 31, 2024, by our named executive officers.

Long-Term Incentive Plan

Currently, our Company does not have a formal long-term incentive plan in favor of any director, officer, consultant or employee of our Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2025, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)
Common Stock	David Gandini (3)	CEO, Secretary and Director	1,014(4)	<	1%

Common Stock	Christopher Whitaker (3)	CFO	86(5)	<	1%

Common Stock	Ford Fay (3)	Director	68(6)	<	1%

Common Stock	Steven Beabout (3)	Director	684(7)	<	1%

Common Stock	Noreen Butler (3)	Director	23(8)	<	1%

Common Stock	Sandy Shoemaker (3)	Director	69(9)	<	1%

	All Officers and Directors as a Group (6 persons)		1,944(10)	<	1%

(1)

Unless otherwise indicated, based on 1,516,145 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111.

(3)	Indicates one of our officers or directors.

(4)

Includes vested stock options to acquire 469 shares of our common stock at exercise prices from $869.20 to $2,552 per share. Includes warrants to acquire 43 shares of our common stock at an exercise price of $2,337.50 per share. Does not include 90 restricted stock units owned by Mr. Gandini since those restricted stock units have not vested.

(5)	Includes vested stock options to acquire 50 shares of our common stock at exercise prices from $528 to $2,321 per share.

(6)	Includes vested stock options to acquire 61 shares of our common stock at exercise prices from $869.20 to $2,552 per share.

(7)

Includes 69 held in the name of C&S Trust, a trust controlled by Kathren Beabout, who is Mr. Beabout’s spouse. Mr. Beabout’s children are the beneficiaries of C&S Trust. Mr. Beabout also has interests in IDTEC, LLC and SOBR Safe, LLC, both of which own shares of our common stock. Mr. Beabout does not have a controlling interest in either entity so the stock owned by those entities is not reflected in his ownership. Includes vested stock options to acquire 69 shares of our common stock at an exercise price of $2,552 per share. Includes warrants to acquire 107 shares of our common stock at an exercise price of $2,337.50 per share.

(8)	Includes vested stock options to acquire 23 shares of our common stock at an exercise price of $3,366 per share.
(9)

Includes vested stock options to acquire 23 shares of our common stock at an exercise price of $2,387 per share. Includes warrants to acquire 22 shares of our common stock at an exercise price of $2,337.50 per share.

(10)	Includes an aggregate of 695 vested options to purchase our common stock, and 172 shares underlying warrants held by our officers and directors.

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

Equity Compensation Plan Information

On October 24, 2019, our 2019 Equity Incentive Plan (the “Plan”) went effective. The Plan was approved by our Board of Directors and the holders of a majority of our voting stock on September 9, 2019. The Plan’s number of authorized shares under the Plan was originally 1,167. In January 2022, the holders of a majority of our voting stock approved an amendment to the Plan that increased the number of shares authorized under the Plan to 1,576. In June 2024, the holders of a majority of our voting stock approved an amendment to the Plan that increased the number of shares authorized under the Plan to 3,182.

The following table sets forth information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	3,182	$2,178.70	1,860
Equity compensation plan not approved by security holders	-	-	-
Total	3,182	$2,178.70	1,860

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

David Gandini is one of our named executive officers. Mr. Gandini’s sons, Greg Gandini and Robert Gandini, are employees of SOBR Safe, Inc. Greg Gandini’s and Robert Gandini’s total compensation during fiscal 2024 was approximately $165,000 and $90,000, respectively. These compensation arrangements are consistent with those made available to other employees of SOBR Safe, Inc. with similar years of experience and positions within the Company. Greg Gandini and Robert Gandini each also participate in Company benefit plans and equity incentive plans available to all other employees in similar positions.

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

Corporate Governance

As of December 31, 2024, our Board of Directors consisted of David Gandini, Noreen Butler, Ford Fay, Steven Beabout, and Sandy Shoemaker. As of December 31, 2024, four of our directors qualified as an “independent director” as the term is used in Nasdaq rule 5605(a)(2), namely Noreen Butler, Ford Fay, Steven Beabout, and Sandy Shoemaker. Our Board of Directors has a designated compensation committee, consisting of Steven Beabout, Ford Fay and Sandy Shoemaker. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker, Steve Beabout and Ford Fay. Our Board of Directors has a designated nominating and corporate governance committee consisting of Ford Fay, Steve Beabout and Sandy Shoemaker.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2024 and December 31, 2023 for professional services rendered by Haynie, independent registered public accounting firm, for the audits for the years ended December 31, 2024 and December 31, 2023, quarterly reviews of our interim consolidated financial statements in 2024 and 2023, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Audit Fees (1)	$95,000	$95,000
Audit Related Fees (2)	10,000	2,500
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$105,000	$97,500

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

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee and were pre-approved by the full Board of Directors prior to the formation of the Audit Committee in April 2024, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit-related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Audit Committee and Board of Director meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

Auditor Independence

The Audit Committee has considered the role of Haynie in providing services to us for the year ended December 31, 2024, and has concluded that such services are acceptable with such firm’s independence.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation of Imagine Media, Ltd.	SB-2	3.1	01/31/2008
3.2	Articles of Amendment to Articles of Incorporation to TransBiotec, Inc.	S-1	3.2	11/06/2012
3.3	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017	10-K	3.3	02/06/2019
3.4	Amended and Restated Bylaws of SOBR Safe, Inc.	8-K	3.1	11/19/2019
3.5	Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares	8-K	3.1	06/11/2020
3.6	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023.	8-K	3.1	04/06/2023
3.7	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc.	8-K	3.1	10/01/2024
4.1	Form of Representative’s Warrant between SOBR Safe, Inc. and Aegis Capital Corp.	8-K	4.1	05/19/2022
4.2	Warrant Agency Agreement between SOBR Safe, Inc. and Equiniti Trust Company dated May 17, 2022	8-K	4.2	05/19/2022
4.3	Form of Unit Warrant, issued May 18, 2022	8-K	4.3	05/19/2022
4.4	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC	8-K	10.5	06/11/2020
4.5	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.2	10/01/2021
4.6	Form of Warrant issued by SOBR Safe, Inc. in Regulation D Offering	S-1/A	10.22	12/01/2021
4.7	Common Stock Purchase Warrant issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd dated March 30, 2022	S-1	10.30	09/16/2022
4.8	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.3	03/13/2023
4.9	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.4	03/13/2023
4.10	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated March 30, 2022	S-1	10.35	10/14/2022
4.11	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated September 27, 2021	S-1	10.36	10/14/2022
4.12	Form of New Warrant	8-K	10.2	06/04/2024
4.13	Form of Securities Purchase Agreement	8-K	10.1	10/10/2024
4.14	Form of Series A Warrant	8-K	10.2	10/10/2024
4.15	Form of Series B Warrant	8-K	10.3	10/10/2024
4.16	Form of Registration Rights Agreement	8-K	10.4	10/10/2024
4.17	Form of Prefunded Warrant	8-K	10.5	10/10/2024
4.18	Description of Securities				X
10.1*	TransBiotec, Inc. 2019 Equity Incentive Plan	8-K	10.1	11/19/2019
10.2*	Employment Agreement with David Gandini dated October 25, 2019	8-K	10.3	11/19/2019
10.3	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.	10-Q	10.12	05/26/2020
10.4	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction	8-K	10.3	06/11/2020
10.5	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.	8-K	10.4	06/11/2020
10.6*	Advisory Agreement with Steven Beabout dated October 9, 2020	10-K	10.16	03/31/2021
10.7	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.1	10/01/2021
10.8	Securities Purchase Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.3	10/01/2021
10.9	Registration Rights Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.4	10/01/2021

10.10	Form of” Secured Convertible Debenture issued by SOBR Safe, Inc. in $2M Regulation D Offering	S-1/A	10.21	12/01/2021
10.11*	Executive Employment Agreement with Scott Bennett dated August 17, 2021	S-1/A	10.24	01/19/2022
10.12	Form of Share Exchange Agreement with David Gandini and Gary Graham for Series B Preferred Stock	S-1/A	10.28	03/17/2022
10.13	Waiver by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated March 30, 2022	8-K	10.1	04/01/2022
10.14	Securities Purchase Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated September 28, 2022	8-K	10.1	10/03/2022
10.15	Registration Rights Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022.	8-K	10.2	10/03/2022
10.16	Form of Pre-Funded Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K	10.3	10/03/2022
10.17	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K/A	10.4	10/14/2022
10.18*	Executive Employment Agreement with David Gandini dated January 30th, 2023	8-K	10.1	02/03/2023
10.19	Purchase Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023	8-K	10.1	03/13/2023
10.20	Registration Rights Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023	8-K	10.2	03/13/2023
10.21*	Consulting Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated January 21, 2022	8-K	10.1	07/27/2022
10.22	Services Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated January 18, 2022	8-K	10.2	07/27/2022
10.23	Confirming Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated May 16, 2022	8-K	10.3	07/27/2022
10.24	Confirming Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated May 16, 2022	8-K	10.4	07/27/2022
10.25	Form of Inducement Letter	8-K	10.1	03/05/2024
10.26	Form of Inducement Letter	8-K	10.1	06/04/2024
10.27	Form of Securities Purchase Agreement	8-K	10.1	10/10/2024
10.28	Form of Registration Rights Agreement	8-K	10.4	10/10/2024
10.29	Placement Agent Agreement	8-K	10.6	10/10/2024
14.1	SOBR Safe, Inc. Code of Ethics and Conduct	10-K	14	04/15/2009
19.1	SOBR Safe, Inc. Insider Trading Policy				X
21.1	List of Subsidiaries	10-K	21.1	03/31/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Compensation Recovery Policy	10-K	97.1	04/01/2024
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

ITEM 16.  FORM 10-K SUMMARY

This Item is optional and the Company is not required to furnish this information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBR Safe, Inc.

Dated: April 15, 2025	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer, Principal Executive Officer, and Secretary

Dated: April 15, 2025	By:	/s/ Christopher Whitaker
Christopher Whitaker
	Its:	Chief Financial Officer, Principal Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	By:	/s/ David Gandini
David Gandini, Chief Executive Officer, Principal Executive Officer, Secretary and Director

Dated: April 15, 2025	By:	/s/ Christopher Whitaker
Christopher Whitaker, Chief Financial Officer, Principal Financial Officer, and Treasurer

Dated: April 15, 2025	By:	/s/ Steven Beabout
Steven Beabout, Lead Director
Chairperson of Compensation Committee

Dated: April 15, 2025	By:	/s/ Ford Fay
Ford Fay, Director
Chairperson of Corporate Governance & Nominating Committee

Dated: April 15, 2025	By:	/s/ Noreen Butler
Noreen Butler, Director

Dated: April 15, 2025	By:	/s/ Sandy Shoemaker
Sandy Shoemaker, Director, Chairperson of Audit Committee

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

(PCAOB Number 457)

To the Board of Directors and Shareholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOBR Safe, Inc. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation and Presentation of Stock Options and Warrants – Refer to Note 12 to the financial statements

As described in Note 12 to the financial statements, the Company has several outstanding equity instruments including stock options and stock warrants. The accounting for these equity instruments involves complex judgments and estimates, including the determination of fair value for stock options and warrants, as well as the appropriate recognition of compensation expense over the vesting period. The fair value of stock options and warrants is determined using option-pricing models, such as the Black-Scholes model, which require the use of assumptions related to volatility, expected term, risk-free interest rate, and dividend yield. Additionally, the presentation of these equity-based awards in the financial statements requires judgment regarding their classification as equity or liability, depending on the specific terms of the awards.

We identified this as a critical audit matter due to the complexity of the valuation of stock options and warrants, as well as the judgment required in estimating key inputs used in the option-pricing models. The recognition of compensation expense and the classification of the awards involve significant judgment. This requires a high degree of auditor judgment and an increased extend of effort to address these matters.

Addressing the matter included evaluating the Company’s accounting policies for stock options and warrants, and assessing the reasonableness of the key assumptions used in the option-pricing models, such as the volatility, expected term, and risk-free interest rate. We assessed the accuracy and consistency of these assumptions by comparing them to available market data and industry benchmarks. We also examined the calculation of the total compensation expense recognized for these awards, ensuring that it was properly allocated over the requisite service periods. Additionally, we assessed the Company’s classification of these awards as equity or liability and reviewed the related disclosures in Note 12 to ensure compliance with applicable accounting standards.

Complex accounting for the inducements on convertible debt and deemed dividends – Refer to Note 9 to the financial statements

As described in Note 9 to the financial statements, the Company entered into inducement offer letter agreement with the convertible debt notes holders, which included inducements and features that require complex accounting judgments. The accounting for these inducements and the associated deemed dividends involves complex judgments regarding the classification of debt and equity, as well as the allocation of proceeds between the liability and equity components. In particular, the Company needs to assess the impact of the inducements on the effective interest rate and determine the appropriate accounting treatment for deemed dividends, which requires significant judgment and estimation.

This matter was considered critical due to the complexity involved in accounting for the inducements and deemed dividends, as well as the judgment required in applying the relevant accounting standards to these transactions. The determination of the appropriate accounting treatment, including the allocation of proceeds and the recognition of deemed dividends, requires careful evaluation of the terms of the convertible debt and the impact on the Company’s financial position.

Addressing the matter involved performing procedures included, among others, evaluation of the Company’s accounting policies and methodologies for recognizing and measuring inducements and deemed dividends, and reviewing the assumptions and estimates used in determining the allocation of proceeds between debt and equity. We examined the underlying calculations, including the assessment of the impact on the effective interest rate and the appropriate recognition of deemed dividends. Additionally, we reviewed the disclosures in Note 9 to ensure they were in compliance with the applicable accounting standards and provided adequate transparency regarding the complexity of the transactions.

/s/ Haynie and Company

Salt Lake City, Utah

April 15, 2025

We have served as the Company’s auditor since 2023.

SOBR SAFE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

Current assets
Cash	$8,384,042	$2,790,147
Accounts receivable, net	24,460	25,280
Inventory	224,875	342,782
Prepaid expenses	192,637	213,261
Other current assets	46,060	-
Total current assets	8,872,074	3,371,470
Intellectual technology, net	2,087,965	2,473,429
Operating lease right-of-use assets, net	183,737	274,713
Other assets	27,427	27,427
Total Assets	$11,171,203	$6,147,039

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$422,557	$525,665
Accrued expenses	498,128	726,940
Accrued interest payable	105,501	96,988
Operating lease liabilities, current portion	111,303	97,108
Notes payable – related parties, net	11,810	11,810
Notes payable – non-related parties, net	127,590	64,331
Total current liabilities	1,276,889	1,522,842

Operating lease liabilities, less current portion	91,993	203,295
Notes payable - non-related parties-less current portion, net	-	2,305,898
Accrued interest payable	-	132,467
Total Liabilities	1,368,882	4,164,502
Stockholders’ Equity
Preferred stock, $0.00001 par value; 16,300,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,700,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 936,926 and 16,895 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	94	2
Treasury stock, at cost; 16 and 12 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	(38,015)	(38,015)
Additional paid-in capital	108,222,324	89,840,201
Accumulated deficit	(98,328,395)	(87,765,981)
Total SOBR Safe, Inc. stockholders’ equity	9,856,008	2,036,207
Noncontrolling interest	(53,687)	(53,670)
Total Stockholders’ Equity	9,802,321	1,982,537

Total Liabilities and Stockholders’ Equity	$11,171,203	$6,147,039

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,	December 31,
	2024	2023

Revenues	$212,736	$157,292
Cost of goods and services	193,568	94,942
Gross profit	19,168	62,350

Operating expenses:
General and administrative	6,217,762	6,400,723
Stock-based compensation expense	729,712	2,245,871
Research and development	747,525	1,016,302
Total operating expenses	7,694,999	9,662,896

Loss from operations	(7,675,831)	(9,600,546)

Other income (expense):
Other income	110,212	216,211
Loss on debt extinguishment, net	-	(26,125)
Notes payable – conversion expense	(585,875)	-
Interest expense	(457,662)	(804,261)
Total other expense, net	(933,325)	(614,175)

Loss before provision for income taxes	(8,609,156)	(10,214,721)

Provision for income taxes	-	-

Net loss	(8,609,156)	(10,214,721)
Net loss attributable to noncontrolling interest	17	17
Net loss attributable to SOBR Safe, Inc.	(8,609,139)	(10,214,704)

Deemed dividends related to convertible debt warrants down round provision	(23,270)	-
Deemed dividends related to PIPE warrants down round provision	(46,875)	-
Deemed dividends related to original warrants and new warrants down round provision	(1,541,833)	-
Value of exercise price reduction related to warrant inducement	(341,297)	-

Net loss attributable to common stockholders	$(10,562,414)	$(10,214,704)

Basic and diluted loss per common share	$(172.19)	$(619.15)

Weighted average number of common shares outstanding	61,342	16,498

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Treasury Stock
		Amount		Amount			Additional		SOBR
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	Safe,	Noncontrolling	Stockholders'
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	Equity

Balances at January 1, 2023	15,441	$2	3,000,000	$-	(12)	$(38,015)	$87,509,864	$(78,327,845)	$9,144,006	$(53,653)	$9,090,353
Cumulative effect of adopting ASU 2020-06	-	-	-	-	-	-	(909,214)	776,568	(132,646)	-	(132,646)
Common stock issued for services	205	-	-	-	-	-	211,500	-	211,500	-	211,500
Warrants issued for services	-	-	-	-	-	-	162,481	-	162,481	-	162,481
Paid-in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	2,245,871	-	2,245,871	-	2,245,871
Paid-in capital – relative fair value of stock warrants granted, net of issuance costs	-	-	-	-	-	-	398,517	-	398,517	-	398,517
Conversion of preferred stock to common stock	910	-	(3,000,000)	-	-	-	-	-	-	-	-
Common stock issued for restricted stock units vested	214	-	-	-	-	-	-	-	-	-	-
Common stock issued upon conversion of convertible debt	137	-	-	-	-	-	221,182	-	221,182	-	221,182
Net loss	-	-	-	-	-	-	-	(10,214,704)	(10,214,704)	(17)	(10,214,721)
Balances at December 31, 2023	16,907	$2	-	-	(12)	$(38,015)	$89,840,201	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537
Common stock issued for restricted stock units vested	105	-	-	-	-	-	-	-	-	-	-
Common stock issued upon conversion of convertible debt	5,214	-	-	-	-	-	3,465,474	-	3,465,474	-	3,465,474
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	729,711	-	729,711	-	729,711
Deemed dividends related to convertible debt warrants down round provision	-	-	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to PIPE warrants down round provision	-	-	-	-	-	-	46,875	(46,875)	-	-	-
Deemed dividends related to original and new warrants down round provision	-	-	-	-	-	-	1,541,833	(1,541,833)	-	-	-
Common stock and warrants issued in private equity offering, net of issuance costs	41,469	4	-	-	-	-	7,336,291	-	7,336,295	-	7,336,295
Additional common stock issued upon reverse stock split	358	-	-	-	-	-	160	-	160	-	160
Common stock issued upon exercise of warrants	872,873	88	-	-	(4)	-	5,238,509	(341,297)	4,897,300	-	4,897,300
Net Loss	-	-	-	-	-	-	-	(8,609,139)	(8,609,139)	(17)	(8,609,156)
Balances at December 31, 2024	936,926	94	-	-	(16)	(38,015)	108,222,324	(98,328,395)	9,856,008	(53,687)	9,802,321

 The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2024	2023

Operating Activities:
Net loss	$(8,609,156)	$(10,214,721)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	385,464	385,464
Amortization of debt discounts	237,250	562,690
Loss on debt extinguishment	-	26,125
Stock-based compensation expense	729,712	2,245,871
Non-cash conversion expense	585,875	-
Non-cash interest expense	204,043	29,638
Non-cash lease expense	90,976	55,994
Non-cash disposal of obsolete inventory	115,741	-
Bad debt expense	25,260	3,124
Changes in assets and liabilities:
Accounts receivable	(24,440)	1,918
Inventory	2,166	(127,289)
Prepaid expenses	284,690	655,507
Other assets	(46,060)	-
Accounts payable	(103,108)	382,700
Accrued expenses	(311,403)	334,658
Accrued interest payable	8,513	(237,564)
Related party payables	-	(1,887)
Operating lease liabilities	(97,107)	(30,304)
Net cash used in operating activities	(6,521,584)	(5,928,076)

Financing Activities:
Proceeds from notes payable - non-related parties	-	3,000,001
Repayments of notes payable – non-related parties	(200,808)	(1,323,025)
Repayments of notes payable - related parties	-	(1,000,000)
Debt issuance costs	-	(537,750)
Proceeds from private equity offering	8,199,996	-
Proceeds from exercise of stock warrants	5,340,747	-
Payment for transaction costs of equity transactions	(1,224,456)	-
Net cash provided by financing activities	12,115,479	139,226

Net Change In Cash	5,593,895	(5,788,850)

Cash At The Beginning Of The Period	2,790,147	8,578,997

Cash At The End Of The Period	$8,384,042	$2,790,147

Schedule Of Non-Cash Investing And Financing Activities:
Non-related party debt converted to capital	$2,879,279	$341,998
Deemed dividends related to original warrants and new warrants down round provision	$1,541,833	$-
Deemed dividends related to PIPE warrants down round provision	$46,875	$-
Deemed dividends related to convertible debt warrants down round provision	$23,270	$-
Value of exercise price reduction related to warrant inducement	$341,297	$-
Financing of prepaid insurance premiums	$264,066	$293,882
Issuance of common stock and warrants for prepaid services	$-	$373,981
Operating lease right-of-use assets and liabilities	$-	$330,707
Conversion of preferred stock to common stock	$-	$30

Supplemental Disclosure:
Cash paid for interest	$32,579	$446,069
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company”, “we”, “us”, and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patented touch-based alcohol monitoring and detection products, SOBRcheck™ and SOBRsure™, enabling non-invasive alcohol monitoring and detection, biometric identity verification, and qualified, real-time cloud-based alerts and reporting. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our enterprise and consumer digital channels.  Currently our principal markets are located in North America.

On May 16, 2022, our common stock began trading on the Nasdaq Capital Markets exchange (“Nasdaq”) under the ticker symbol “SOBR.” Prior to this, our common stock was quoted on the “OTCQB” tier of the OTC Markets, also under the ticker symbol “SOBR.”

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of annual financial information.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at December 31, 2024 and December 31, 2023, and results of operations and cash flows for the years ended December 31, 2024 and December 31, 2023.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, TransBiotec, Inc. (“TBT”), of 98.6%. We have eliminated all intercompany transactions and balances between entities consolidated in these audited financial statements.

Use of Estimates

The preparation of audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived assets, and our intellectual technology, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

At December 31, 2024 and December 31, 2023, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2024, and December 31, 2023.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $25,000 and $982 in allowance for doubtful accounts at December 31, 2024, and December 31, 2023, respectively.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at December 31, 2024 and December 31, 2023.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at December 31, 2024 and December 31, 2023. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Intangible Assets

Intangible asset values are determined where the assets are acquired at fair value on the acquisition date. Relative fair value of the intangible assets acquired are determined where goodwill is not recognized in an intangible asset acquisition and any consideration that exceeds fair value of the net assets acquired are allocated to the identifiable assets based upon relative fair values. Where there is excess of fair value assigned to the intangible assets acquired, recoverability is determined at the acquisition date on an undiscounted cash flow basis. In the event the assessment for recoverability of the intangible asset fair value upon acquisition does not result in an adjustment, an impairment analysis is conducted on the next practicable measurement date, when events or circumstances related to the fair value of the intangible asset change, or at least annually.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, or at least annually. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the years ended December 31, 2024, and 2023, respectively.

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

The Company has elected to charge shipping, freight and delivery to customers who choose an expedited shipping options as a source of revenue to offset respective costs when control has transferred to the customer.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $323,469 and $190,614 during the years ended December 31, 2024, and December 31, 2023, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at December 31, 2024 and December 31, 2023 as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	December 31, 2024	December 31, 2023
Stock options	1,323	1,541
Stock warrants	1,563,182	9,642
Restricted stock units	90	194

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

Recently Issued Accounting Standards

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires an enhanced disclosure of segments on an annual and interim basis, including significant segment revenue and expenses used to assess segment performance, the composition of other segment items for each segment's reported profit, and the title of the chief operating decision maker. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024 with the pronouncement having no material impact to the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations and has limited cash liquidity and capital resources to meet future capital requirements. The Company’s ability to meet future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital resources in the future. Sources of debt financing may result in additional interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not available or obtained, the Company may be required to reduce or curtail operations.

As of December 31, 2024, the Company has an accumulated deficit of approximately $98,300,000. During the year ended December 31, 2024, the Company also experienced negative cash flows from operating activities of approximately $6,500,000. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Management believes that cash balances of approximately $8,400,000 and positive working capital of approximately $7,600,000 at December 31, 2024, provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. Management believes the release of its second generation SOBRsure device in the fourth quarter of 2024 and a comprehensive 2025 marketing plan have positioned the Company to generate positive improvement in revenue generation and positive cash flows from sales. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before December 31, 2024. Management believes despite limited revenue generation and positive operating cash flows being generated historically, adequate cash balances and working capital are available to support ongoing operations for the next twelve months and the Company will continue as a going concern as of December 31, 2024.

NOTE 3. INVENTORY

Inventories consist of the following:

	December 31,	December 31,
	2024	2023
Component parts	$59,081	$59,157
Finished goods	165,794	283,625
Inventory	$224,875	$342,782

For the year ended December 31, 2024, the Company disposed of its first generation SOBRsure device inventory resulting in an expense of $91,381 and a portion of its SOBRcheck devices of $24,360.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2024	2023
Insurance	$165,041	$156,724
Deposit	15,736	15,736
Rent	-	16,714
Other	11,860	24,087
Prepaid expenses	$192,637	$213,261

On July 1, 2024, the Company purchased annual general risk and director and officers insurance policies prepaying annual premiums of $330,083 through an eight-month financing arrangement on the same date (see Note 8). The Company recorded $366,305 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the year ended December 31, 2024.

On May 18, 2023, the Company purchased annual general risk and directors and officers insurance prepaying annual premiums of $367,352 through a eight-month financing arrangement on June 15, 2023 (see Note 8). The Company recorded $364,786 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the year ended December 31, 2023.

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

The Company entered into a lease agreement for copier equipment in June 2023, requiring monthly lease payments of $329 through May 2026.

Total operating lease expense was $198,361, which included $82,662 of variable lease expense during the year ended December 31, 2024.

Operating lease obligations recorded on the audited consolidated balance sheet at December 31, 2024 are as follows:

Operating lease liabilities, current portion	$111,303
Operating lease liabilities – less current portion	91,993
Total Operating Lease Liabilities	$203,296

Future lease payments included in the measurement of operating lease liabilities on the audited consolidated balance sheet at December 31, 2024 are as follows:

2025	125,644
2026	95,063
Total future minimum lease payments	220,707
Less imputed interest	(17,411)
Total Operating Lease Liabilities	$203,296

The weighted average remaining lease term is 21 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafeTM Intellectual Technology and consist of the following:

	December 31, 2024	December 31, 2023
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(1,766,710)	(1,381,246)
Net intangible asset	$2,087,965	$2,473,429
Amortization period (in years)	10	10

Amortization expense was $385,464 for the years ended December 31, 2024 and 2023, respectively.

Estimated future amortization expense for device technology intangible assets is as follows:

2025	2026	2027	2028	2029	Thereafter
$385,464	$385,464	$385,464	$385,464	$385,464	$160,645

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Professional consulting services	$293,395	$328,196
R&D services	-	220,000
Other	204,733	178,744
Accrued expenses	$498,128	$726,940

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Notes payable to related parties consist of the following:

	December 31, 2024	December 31, 2023
Notes payable	$11,810	$11,810
Current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for related party notes was none and $27,501 for the years ended December 31, 2024 and 2023, respectively.

NON- RELATED PARTIES

Notes payable to non-related parties consist of the following:

	December 31, 2024	December 31, 2023
Convertible notes payable with warrants – 2023 Debt Offering	$-	$3,219,724
Convertible notes payable	9,183	9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	100,907	37,648
Unamortized debt discount	-	(913,826)
Net non-related party notes payable	127,590	2,370,229
Current portion	(127,590)	(64,331)
Net long-term portion	$-	$2,305,898

Total interest expense for non-related party notes was $76,965 and $134,628 for the years ended December 31, 2024 and 2023, respectively.

Convertible Notes Payable with Warrants – 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors. The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”). Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 352 shares of the Company’s common stock. The Notes may be converted voluntarily by the Purchaser at any time the principal amounts are outstanding into shares of our common stock at a conversion price of $2,508. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is compounded quarterly, payable on the maturity date, if not sooner converted. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2,772 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

On May 10, 2023, noteholders elected to convert a total of $341,998 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 137 shares of the Company’s common stock at $2,508 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $309,688, as well as accrued interest of $32,311.

On March 4, 2024, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Notes issued on March 9, 2023. Pursuant to the Inducement Letters, the Holders agreed to convert some or all of the Applicable Notes at a reduced conversion price equal to $682 per share (such reduced conversion price, the “Notes Conversion Price”). Simultaneously with the execution of the Inducement Letters, the Company received conversion notices from such Holders for the conversion of approximately $804,000 aggregate principal amount of the Applicable Notes, representing approximately 25% of the aggregate principal amount of the Applicable Notes. In connection with such conversion, the Notes Conversion Price was permanently reduced to $682. The Company recognized conversion expense of $585,875 for the induced conversion.

In addition, pursuant to the Inducement Letters, the exercise price in the Common Stock Purchase Warrants issued on March 9, 2023 (the “Applicable Warrants”) currently held by Holders was permanently reduced to $682 per share (such reduced exercise price, the “Warrants Exercise Price”).

In March, May, and June 2024 noteholders elected to convert an aggregate total of $3,556,234 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,214 shares of the Company’s common stock at $682 per share. As provided for in the Agreement, the Conversion Amount included original Convertible Note principal of $3,219,724, as well as $336,510 of accrued interest incurred in both fiscal 2023 and 2024.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 for the years ended December 31, 2024, and 2023, respectively. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 for the years ended December 31, 2024 and 2023, respectively. These notes carry interest ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Note Payable

On June 15, 2023, the Company entered into a financing agreement for payments of its annual general risk and directors and officers insurance premiums for coverage from May 2023 through May 2023 totaling $367,352. The financing agreement required an initial down payment of $73,470 with the remaining amount of $293,882 financed for an eight-month period at an annual interest rate of 8.5% with monthly payments of $37,914 beginning in June 2023. The financing liability balance at December 31, 2023 was $37,648.

On July 1, 2024, the Company entered into a financing agreement for payment of its annual general risk and directors and officers insurance premiums for coverage from July 2024 through June 2025 totaling $330,083. The financing agreement required an initial down payment of $66,017 with the remaining amount of $264,066 financed for an eight-month period at an annual interest rate of 9.1% with monthly payments of $34,150 beginning in July 2024. The financing liability balance at December 31, 2024 was $100,907.

NOTE 9. COMMON STOCK

The Company’s common stock transactions for the year ended December 31, 2024 consisted of the following:

The Company issued 105 shares of common stock for RSUs vested during 2024.

The Company issued 5,214 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 358 shares of common stock in connection with the rounding provisions of the 1-for-110 reverse stock split conducted on October 2, 2024.

On October 9, 2024, the Company received $7,336,295 of net proceeds from the sale of 202,470 PIPE units at an offering price of $40.50 per PIPE unit, each unit consisting of (i) one share of common stock, par value 0.00001 per share, of the Company, or one pre-funded warrant in lieu thereof, (ii) two Series A Warrants, each to purchase one share of common stock at an exercise price of $38 per share, and (iii) one Series B Warrant to purchase such number of shares of common stock as will be determined on the Reset Date, as defined. Upon closing of the Private Placement, the Company issued 41,469 common shares and 161,000 pre-funded warrants.

The Company issued 872,874 shares of common stock upon exercise of warrants during 2024.

The Company’s common stock transactions for the year ended December 31, 2023 consisted of the following:

The Company issued 205 shares of common stock to a consultant for investor relations services.

The Company issued 214 shares of its common stock for RSUs vested during 2023.

The Company issued 137 shares of its common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company exchanged 3,000,000 shares of Series B Convertible Preferred Stock with related parties for 910 shares of common stock (see Notes 10)

NOTE 10. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as preferred stock with a par value of $0.00001 per share comprising 25,000,000 shares, 3,000,000 shares of which were classified as Series A Convertible Preferred Stock. In each calendar year, the holders of the Series A Convertible Preferred Stock are entitled to receive, when, as and if, declared by the Board of Directors, out of any funds and assets of the Company legally available, non-cumulative dividends, in an amount equal to any dividends or other Distribution on the common stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid and no distribution shall be made with respect to the common stock unless dividends shall have been paid or declared and set apart for payment to the holders of the Series A Convertible Preferred Stock simultaneously. Dividends on the Series A Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series A Convertible Preferred Stock by reason of the fact that the Company shall fail to declare or pay dividends on the Series A Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Company paying a dividend or making a distribution on the common stock in violation of the terms. The holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of common stock, and equal in preference to any payment or Distribution (or any setting part of any payment or Distribution) of any Available Funds and Assets on any shares of any other series of preferred stock that have liquidation preference, an amount per share equal to the Original Issue Price of the Series A Convertible Preferred Stock plus all declared but unpaid dividends on the Series A Convertible Preferred Stock. A reorganization, or any other consolidation or merger of the Company with or into any other corporation, or any other sale of all or substantially all of the assets of the Company, shall not be deemed a liquidation, dissolution, or winding up of the Company. Shares of the Series A Convertible Preferred Stock are convertible at a 35% discount rate to the average closing price per share of the Company’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion. However, no conversions of the Series A Convertible Preferred Stock to shares of common stock can occur unless the average closing price per share of the Corporation’s common stock (either as listed on a national exchange or as quoted over-the-market) for the last 15 trading days immediately prior to conversion is at least $5,511. The shares of Series A Convertible Preferred Stock vote on a one for one basis. The right of conversion is limited by the fact the holder of the Series A Convertible Preferred Stock may not convert if such conversion would cause the holder to beneficially own more than 4.9% of the Company’s common stock after giving effect to such conversion.

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

On March 1, 2022, the Board of Directors approved the designation of 3,000,000 shares of the Company’s Preferred Stock as “Series B Convertible Preferred Stock”. The Series B Convertible Preferred Stock shares were issued in exchange for 303 shares of the Company’s common stock held by the Company’s CEO David Gandini and 607 shares of the Company’s common stock held by IDTEC SPV, LLC, beneficial owner of the Company during fiscal year 2023 (see Note 9). On April 20, 2023, the 3,000,000 Series B Convertible Preferred shares were converted to 910 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in a transfer of value.

On April 20, 2023 the 3,000,000 Series B Convertible Preferred shares were converted to 910 shares of the Company’s common stock at the option of the preferred stockholders. Neither the exchange nor the conversion resulted in a transfer of value.

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

Stock Warrants

In January 2023, the Company entered into a consulting agreement for professional services to be provided over a 6-month period in exchange for the issuance of 205 common shares and 205 warrants to purchase shares of common stock at $1,485 per share. The warrants expire three years from the date of issuance. The warrants were valued at $162,481 using the Black-Scholes model on the date of issuance, which was recognized over the six-month term of the agreement.

On March 9, 2023, in conjunction with the 2023 Debt Offering (see Note 8), the Company issued a total of 352 warrants to purchase shares of common stock at $2,772 per share. The warrants expire five years from the date of issuance. Total proceeds from the 2023 Debt Offering were allocated to the warrants based on their relative fair value, resulting in $398,517 allocated to the warrants after issuance costs.

On March 6, 2024, pursuant to the Adjustment terms of the September 2021 and the March 2022 Armistice Warrants as a result of the Inducement Letters, the Company issued an aggregate 2,418 warrants (the “Armistice Warrants”) consisting of (i) 1,934 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 484 warrants pursuant to the Adjustment terms of the March 2022 Armistice warrant. In addition, the Armistice Warrants include conditions where the warrant exercise price may be adjusted downward in the event securities instruments or exercise prices are subsequently issued or reduced, respectively, below the then current exercise prices of $1,485 per unit of the Armistice Warrants. Where the Inducement Letters stipulate a reduction in the warrant securities exercise prices below the Armistice Warrant exercise price of $1,485 per unit, the conditions of a downward adjustment were met reducing the Armistice Warrants exercise price permanently to $682 per unit. The additional issuance of the Armistice Warrants expire seven years from the date of the original issuance on September 28, 2021, and March 30, 2022, respectively. The difference with respect to the adjusted additional warrants is treated as a deemed dividend and a reduction in net income available to common stockholders of $23,270.

On March 6, 2024, pursuant to the Inducement letters, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering were permanently reduced to $682 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common stockholders.

In June 2024, the Company entered into a Warrant Inducement with a certain holder of its existing warrants to exercise for cash an aggregate of 9,382 shares of the Company’s common stock at a reduced exercise price of $297 per share. The value of the adjusted warrant exercise price of $341,297 was recorded as a reduction to Retained Earnings in conjunction with a deemed dividend of $1,455,805. The exercised warrants included warrants issued in the Amended and Restated common stock Purchase Warrants, with an initial exercise date of September 27, 2021, dated September 2022, the Amended and Restated Common Stock Purchase Warrants, with an initial exercise date of March 30, 2022, dated September 2022, and warrants issued under the Waiver agreement dated March 30, 2022. As part of the Warrant Inducement, the Company agreed to issue new unregistered warrants to purchase up to 18,763 shares of common stock. The warrants are exercisable upon the Company obtaining stockholder approval for purposes of complying with applicable Nasdaq rules with an exercise price of $297 per share. The warrants will expire five years following the issuance date. The total gross proceeds from the Warrant Inducement was $2,786,174 with net proceeds of $2,425,418 after deducting $360,756 in commissions and transaction costs.

Upon the close of the transaction, the Company issued the holder 5,184 of the 9,382 shares of common stock that were issuable upon exercise of the existing warrants. Due to the beneficial ownership limitation provisions in the inducement offer letter agreement, the remaining 4,198 shares were initially unissued, and reserved in abeyance with the Company’s transfer agent for the benefit of the holder until notice from the holder that the shares may be issued in compliance with the agreement. Upon notice from the holder on June 24, 2024, the Company issued 4,198 shares of common stock previously held in abeyance.

On June 4, 2024, pursuant to the Warrant Inducement, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the PIPE Offering were permanently reduced to $297 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend of $42,539 and a reduction in net income available to common stockholders.

In October 2024, the Company entered into a private investment in public equity offering (the “PIPE 2024 Offering”) pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) where the Company agreed to issue an aggregate of 202,470 units (the “Units”) at a purchase price of $40.50 per unit, each Unit consisting of one share of common stock, par value $0.00001 per share, of the Company, or one pre-funded warrant in lieu thereof, two Series A Warrants, each to purchase one share of common stock at an initial exercise price of $38 per share, and one Series B Warrant to purchase such number of common stock as will be determined on the Reset Date. The Series A Warrants also include a reset feature, where, on the Reset Date, the exercise price shall be adjusted to equal the lower of (i) the exercise price then in effect and (ii) the Reset Price determined as of the date of determination. Upon such reset of the exercise price pursuant to the Series A Warrant, the number of warrant shares issuable upon exercise of the Series A Warrant shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the issuance date for the warrant shares then outstanding. In accordance with the terms of the Series A and Series B Warrant Agreements and determination of the Reset Exercise Price in effect at December 31, 2024, the issuance of 1,603,370 Series A Warrants and 640,864 Series B Warrants. Under the terms of the Warrant Agreements, at the conclusion of the Reset Period and final determination of the Reset Exercise Price on the Reset Date, January 15, 2025, additional Series A and Series B Warrants may be issued.

On October 18, 2024, the Company received exercise notices from various institutional investors at a weighted-average exercise price of approximately $47.30. In exchange for the issuance of 19,110 shares of common stock the Company received net proceeds of $902,541.

During December 2024, the Company received exercise notices from various institutional investors at a weighted-average exercise price of approximately $9.60. In exchange for the issuance of 162,129 shares of common stock the Company received net proceeds of $1,652,034.

The fair values of stock warrants granted were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	December 31, 2024	December 31, 2023
Exercise price	$38.00-682.00	$1,485.00-2,772.00
Dividend yield	0%	0%
Volatility	147-173%	162-209%
Risk-free interest rate	3.91-4.50%	4.56-4.73%
Life of warrants	2.3-5.3 Years	3-5 Years

The following table summarizes the changes in the Company’s outstanding warrants:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	9,642	$1485.00 -9,900.00	4.6 Years	$1,716.00	$-
Warrants granted	2,426,413	9.60-297.00	4.8 Years	11.50	-
Warrants exercised	(872,873)	9.60-297.00	-	17.10	-
Warrants expired/forfeited	-	-	-	-	-
Balance at December 31, 2024	1,563,182	$9.60-4,675.00	4.8 Years	$10.40	-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	9,444	$1,485.00 -9,900.00	5.1 Years	$1,716.00	$-
Warrants granted	557	1,485.00-2,772.00	3.4 Years	2,299.00	-
Warrants exercised	-	-	-	-	-
Warrants expired/forfeited	(359)	2,816.00-9,900.00	-	3,429.80	-
Balance at December 31, 2023	9,642	$1,485.00 -9,900.00	4.6 Years	$1,716.00	-

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,167 shares of Company common stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 1,576. In June 2024, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 3,182.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

As of December 31, 2024, and December 31, 2023, the Company has stock options granted and outstanding to acquire 1,323 and 1,541 shares of common stock under the Plan, respectively. As of December 31, 2024, the Plan had 1,048 vested options and 275 non-vested options. As of December 31, 2023, the Plan had 924 vested options and 617 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the years ended December 31, 2024, and 2023, the Company recorded in stock-based compensation expense $667,617 and $1,604,827, respectively, of share-based compensation related to stock options. The unrecognized compensation expense as of December 31, 2024, was $446,152 which will be recognized over a weighted average period of 12.4 months.

In applying the Black-Scholes options pricing model, assumptions used to compute the fair value of the stock options granted were as follows:

	December 31, 2024	December 31, 2023
Exercise price	$-	$528.00-2,376.00
Dividend yield	-	0%
Volatility	-	143%-207%
Risk-free interest rate	-	4.09%-5.04%
Expected life	-	1-6 years

The following tables summarize the changes in the Company’s outstanding stock options:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	1,541	$528.00-10,230	5.7 years	$2,211.00	$-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options cancelled	-	-	-	-	-
Options expired/forfeited	(218)	869.20-3,430.00	-	2,591.50	-
Balance at December 31, 2024	1,323	$528.00-10,230.00	4.9 years	$2,178.70	$-

Exercisable at December 31, 2024	1,048	$528.00-10,230.00	5.0 years	$2,221.70	$-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2022	1,004	$869.00-10,230.00	5.3 years	$1,881.00	$-
Options granted	978	528.00 – 2,552.00	4.1 years	1,287.00	-
Options exercised	-	-	-	-	-
Options cancelled	-	-	-	-	-
Options expired/forfeited	(441)	869.00-2,629.00	-	1,309.00	-
Balance at December 31, 2023	1,541	$528.00-10,230.00	5.7 years	$2,211.00	$-

Exercisable at December 31, 2023	924	$528.00 – 10,230.00	4.4 years	$2,354.00	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the year ended December 31, 2024, the Company granted no service based RSUs to executive officers and employees and no service based RSUs to directors. During the year ended December 31, 2023, the Company granted 135 service based RSUs to executive officers and employees and no service based RSUs to directors. All RSUs granted in 2023 vest during various periods between November 2023 and January 2026.

The following table summarizes RSU activity under the Plan:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period
Unvested at December 31, 2022	346	$2,387.00	0.7 years
Granted	135	1,298.00	-
Vested	(287)	2,090.00
Unvested at December 31, 2023	194	$2,068.00	1.7 years
Granted	-	-	-
Vested	(104)	2,387.00	-
Unvested at December 31, 2024	90	$1,683.00	1.0 years

For the years ended December 31, 2024, and 2023, the Company recorded in stock-based compensation expense $62,095 and $641,043, respectively, of RSU based compensation. The fair value of RSUs granted during the years ended December 31, 2024, and 2023 was none and $174,062, respectively. As of December 31, 2024, total unrecognized compensation costs of RSUs granted and outstanding but not yet vested was $62,095 which is expected to be recognized over 12 months.

Executive Officers Stock Options and RSUs

The Company had 701 vested and 251 unvested outstanding executive officers stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 6.2 years as of December 31, 2024, and 398 vested and 419 unvested outstanding executive stock options exercisable at $869.20 to $2625.70 per share with a weighted average remaining contractual life of 7.5 years as of December 31, 2023. The Company had 90 unvested RSUs granted to executive officers with a remaining weighted average vesting period of 12 months as of December 31, 2024.  The Company had no vested and 90 unvested RSUs granted to executive officers as of December 31, 2024, with a remaining weighted average vesting period of 12 months. The Company had no vested and 194 unvested RSU’s granted to executive officers as of December 31, 2023, with a remaining weighted average vesting period of 1.7 years.

On January 30, 2023, the Company entered into an Employment Agreement with David Gandini to continue to serve as the Company’s Chief Executive Officer through December 31, 2025. On February 23, 2023, Mr. Gandini was granted stock options to acquire 464 shares of our common stock at an exercise price of $2,552 per share. The options vest in equal quarterly installments over a period of 34 months. Mr. Gandini has been granted a total of 756 stock options of which 592 were vested as of December 31, 2024. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2024. On August 4, 2023, Mr. Gandini was granted 90 RSUs that vest January 1, 2026. The RSUs per share weighted average fair value at grant date was $1,683.

On February 23, 2023, Christopher Whitaker, the Company’s Chief Financial Officer, was granted stock options to acquire 60 shares of our common stock at an exercise price of $2,321 per share. The options vest in equal quarterly installments over a period of 25 months. On November 10, 2023, Mr. Whitaker was granted stock options to acquire 137 shares of our common stock at an exercise price of $528 per share. The options vest in equal quarterly installments over a period of 36 months. Mr. Whitaker has been granted a total of 197 stock options of which 110 were vested as of December 31, 2024. None of the vested stock options have been exercised and no shares have been issued as of December 31, 2024.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013, we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2024. As of December 31, 2024, the Company has accrued $11,164 plus accrued interest of approximately $21,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

On January 22, 2024, the Company was named as a party to a complaint filed in Oakland County Court, Michigan by a former employee. The case was initially filed in the 6th Judicial District Circuit of Michigan. However, on February 15, 2024, the case was removed to the Federal District Court of the Eastern District of Michigan. The former employee is claiming breach of contract, unlawful termination and promissory estoppel. The Company has denied these claims. A settlement agreement was agreed to with the former employee where the Company has remitted a settlement in exchange for a full release and dismissal of the lawsuit.

NOTE 13. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

For the years ended December 31, 2024, and 2023, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has net operating loss carry-forwards of approximately $39,824,000 that will be carried forward and can be used through the year 2028 and beyond to offset future taxable income. In the future, the cumulative net operating loss carry forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between financial and tax reporting. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $39,824,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be further limited to use in future years.

As of December 31, 2024 and 2023, the deferred tax asset of approximately $12,004,000 and $9,714,000, respectively, created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2024 and 2023 was approximately $2,290,000 and $2,429,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2024 and 2023. The Company has not filed its tax returns for the years 2012 through 2024; however, management believes there are no taxes due as of December 31, 2024 and 2023.

The Company includes interest and penalties arising from the underpayment of income taxes in general and administrative expense in the consolidated statements of operations.

The provision for Federal income tax consist of the following:

	December 31, 2024	December 31, 2023
Income tax benefit attributable to:
Net loss	$(8,609,139)	$(10,214,704)
Permanent differences	1,315,587	2,382,227
Valuation allowance	7,293,552	7,832,477
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carry forward	$9,572,421	$7,723,005
Valuation allowance	(9,572,421)	(7,723,005)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carry forward	$2,431,559	$1,991,222
Valuation allowance	(2,431,559)	(1,991,222)
Net deferred tax asset	$-	$-

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2024 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

NOTE 14. SEGMENT REPORTING

The Company is managed as one reportable operating segment, which includes all of our operations primarily designed to enable customers to purchase products and services through channel partners, sales agents or enterprise and consumer digital channels. Substantially all of our consolidated revenues and cash flows are generated in the United States. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”), designated as the Company’s Chief Financial Officer, reviews and manages the Company’s business. The Company’s CODM monitors our consolidated operating income and net earnings/(loss) to evaluate performance and make operating decisions.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on revenues, gross profit/(loss), net income/(loss) and other applicable benchmarks that are reported on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The Company's objective in making resource allocation decisions is to optimize the Company’s operating financial results and financial position. The accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies herein. For additional reportable single operating segment level financial information, see the Consolidated Financial Statements.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2025, which is the date the consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying consolidated financial statements other than those following.

In accordance with the terms of the Series A Warrants and Series B Warrants the Reset Period concluded on the Reset Date of January 15, 2025. As such the Reset Exercise Price for both Warrants was finalized at $8.30 per warrant. This adjustment resulted in total Series A Warrants of 1,828,819 and Series B Warrants of 656,917 being issued in connection with the 2024 PIPE Financing.

During the month of January 2025, the Company received exercise notices from various institutional investors at a weighted-average exercise price of $8.30. In exchange for the issuance of 185,009 shares of common stock the Company received net proceeds of $1,533,905.

During the month of February 2025, the Company received exercise notices from various institutional investors at a weighted-average exercise price of $8.30. In exchange for the issuance of 258,896 shares of common stock the Company received net proceeds of $2,146,507.

On April 4, 2025, the Company effected a 1-for-10 reverse split of the Company’s common stock on the Nasdaq Capital Markets. This reduced the number of issued and outstanding shares of common stock from approximately 15,261,445 shares to approximately 1,526,145 shares. The reverse stock split applies equally to all outstanding shares of common stock, and each stockholder holds the same percentage of common stock outstanding immediately following the reverse stock split. Any fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split, the exercise price of the Series A Warrants issued on October 9, 2024 was reduced to the floor price prescribed in the terms of the respective Warrant Agreement at $7.60 per share.

On April 11, 2024, pursuant to the terms and conditions of the Series A Warrants issued in conjunction with the 2024 PIPE Financing, the Company is evaluating the impact of the 1-for-10 reverse split of the Company’s common stock on the Nasdaq Capital Markets. In the event of Share Combination Event, or reverse split, where the resulting closing share price is lower than the then Exercise Price, the Exercise Price will be reduced to the Floor Price determined in the Warrant Agreement of $7.60 per warrant. Further, should the resulting closing share price be below the Floor Price during a period of five trading days after the Share Combination Event, the calculated difference between the lowest volume-weighted average price (“VWAP”) of the Company’s stock during the five-trading day period and the Floor Price of the then outstanding Series A Warrants outstanding shall be paid pro rata to the remaining holders of the warrants (the “True-up Payment”), not to exceed $1,640,000. As of the date of this filing, the amount is being determined and will not have an impact on the Company’s ability to continue as a going concern.

