Form 10-Q
period 2025-03-31
SOBR Safe, Inc.
filed 2025-05-15
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 1,516,145 shares of common stock, $0.00001 par value, issued and outstanding.

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

Readers are cautioned not to put undue reliance on any forward-looking statements. Future actual results, events and stockholder values may differ materially from those expressed or implied in these forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

REVERSE STOCK SPLIT

At the open of market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq Capital Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024, the condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024, the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2025, and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025, and 2024, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)

Current assets
Cash	$10,074,029	$8,384,042
Accounts receivable, net	28,606	24,460
Inventory	193,868	224,875
Prepaid expenses	189,482	192,637
Other current assets	22,385	46,060
Total current assets	10,508,370	8,872,074

Intellectual technology, net	1,991,599	2,087,965
Operating lease right-of-use assets, net	159,423	183,737
Other assets	27,427	27,427
Total Assets	$12,686,819	$11,171,203

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$412,502	$422,557
Accrued expenses	392,130	498,128
Accrued interest payable	107,625	105,501
Operating lease liabilities, current portion	115,078	111,303
Notes payable - related parties, net	11,810	11,810
Notes payable - non-related parties, net	26,683	127,590
Total current liabilities	1,065,828	1,276,889

Operating lease liabilities, less current portion	61,656	91,993
Total Liabilities	1,127,484	1,368,882

Commitments and contingencies
Stockholders' Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized, 1,516,128 and 936,926 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	152	94
Treasury stock, at cost; 17 and 16 shares as of March 31, 2025 and December 31, 2024, respectively	(38,015)	(38,015)
Additional paid-in capital	111,909,088	108,222,324
Accumulated deficit	(100,258,199)	(98,328,395)
Total SOBR Safe, Inc. stockholders' equity	11,613,026	9,856,008
Noncontrolling interest	(53,691)	(53,687)
Total Stockholders' Equity	11,559,335	9,802,321

Total Liabilities and Stockholders' Equity	$12,686,819	$11,171,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$86,617	$47,990
Cost of goods and services	35,653	24,781
Gross profit	50,964	23,209

Operating expenses:
General and administrative	1,823,469	1,415,562
Stock-based compensation expense	139,678	214,398
Research and development	40,924	102,034
Total operating expenses	2,004,071	1,731,994

Loss from operations	(1,953,107)	(1,708,785)

Other income (expense):
Other income	77,717	21,255
Notes payable – conversion expense	-	(585,875)
Interest expense	(3,665)	(232,516)
Total other income (expense), net	74,052	(797,136)

Loss before provision for income taxes	(1,879,055)	(2,505,921)

Provision for income taxes	-	-

Net loss	(1,879,055)	(2,505,921)
Net loss attributable to noncontrolling interest	4	5
Net loss attributable to SOBR Safe, Inc.	$(1,879,051)	$(2,505,916)

Deemed dividends related to Convertible Debt Warrants down round provision	(1,833)	(23,270)
Deemed dividends related to 2022 PIPE Warrants down round provision	(1,547)	(42,539)
Deemed dividends related to Original Warrants and New Warrants down round provision	-	(1,455,805)
Deemed dividends related to 2024 PIPE Warrants down round provision	(47,373)	-

Net loss attributable to common stockholders	$(1,929,804)	$(4,027,530)

Basic and diluted loss per common share	$(1.46)	$(232.21)

Weighted average number of common shares outstanding, basic and diluted	1,320,526	17,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

For the Three Months Ended, March 31, 2024
	Common Stock		Preferred Stock		Treasury Stock
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit) SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balances at January 1, 2024	16,905	$186	-	$-	(12)	$(38,015)	$89,840,201	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537
Common stock issued for restricted stock units vested	105	1	-	-	-	-	(1)	-	-	-	-
Common stock issued upon conversion of convertible debt	1,180	13	-	-	-	-	1,247,909	-	1,247,922	-	1,247,922
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	214,398	-	214,398	-	214,398
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to PIPE Warrants down round provision	-	-	-	-	-	-	42,539	(42,539)	-	-	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	-	-	-	1,455,805	(1,455,805)	-	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,505,916)	(2,505,916)	(5)	(2,505,921)
Balances at March 31, 2024	18,190	$200	-	$-	(12)	$(38,015)	$92,824,121	$(91,793,511)	$992,611	$(53,675)	$938,936

For the Three Months Ended, March 31, 2025

Balances at January 1, 2025	936,926	$94	-	$-	(16)	$(38,015)	$108,222,324	$(98,328,395)	$9,856,008	$(53,687)	$9,802,321
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	139,678	-	139,678	-	139,678
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	1,833	(1,833)	-	-	-
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	-	-	1,547	(1,547)	-	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	-	-	47,373	(47,373)	-	-	-
Common stock issued upon exercise of warrants	579,219	58	-	-	(1)	-	3,496,333	-	3,496,391	-	3,496,391
Net Loss	-	-	-	-	-	-	-	(1,879,051)	(1,879,051)	(4)	(1,879,055)
Balances at March 31, 2025	1,516,145	$152	-	$-	(17)	$(38,015)	$111,909,088	$(100,258,199)	$11,613,026	$(53,691)	$11,559,335

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,879,055)	$(2,505,921)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	96,366	96,366
Amortization of debt discounts	-	149,295
Non-cash lease expense	24,314	21,850
Non-cash interest expense	-	80,784
Non-cash conversion expense	-	585,875
Stock-based compensation expense	139,678	214,398
Bad debt expense	-	202
Changes in assets and liabilities:
Accounts receivable	(4,146)	(47)
Inventory	31,007	22,179
Prepaid expenses	3,155	14,808
Other assets	23,675	(15,300)
Accounts payable	(10,055)	107,073
Accrued expenses	(105,998)	(204,486)
Accrued interest payable	2,124	2,171
Operating lease liabilities	(26,562)	(23,144)

Net cash used in operating activities	(1,705,497)	(1,453,897)

Financing activities:
Repayments of notes payable – non-related parties	(100,907)	-
Proceeds from exercise of stock warrants	3,680,411	-
Payment for transaction costs of equity transactions	(184,020)	-
Net cash provided by financing activities	3,395,484	-

Net Change In Cash	1,689,987	(1,453,897)

Cash At The Beginning Of The Period	8,384,042	2,790,147

Cash At The End Of The Period	$10,074,029	$1,336,250

Schedule Of Non-Cash Investing And Financing Activities:
Non-related party debt converted to capital	$-	$853,680
Financing of prepaid insurance premiums	$-	$37,649
Deemed dividends related to Convertible Debt Warrants down round provision	$1,833	$23,270
Deemed dividends related to 2022 PIPE Warrants down round provision	$1,547	$42,539
Deemed dividends related to Original Warrants and New Warrants down round provision	$-	$1,455,805
Deemed dividends related to 2024 PIPE Warrants down round provision	$47,373	$-
Supplemental Disclosure:
Cash paid for interest	$1,541	$266
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2025, and December 31, 2024, and results of operations and cash flows for the three-month periods ended March 31, 2025 and 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, TransBiotec-CA (“TBT”), of 98.6%. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed consolidated financial statements.

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

Financial Instruments

The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level I: Inputs that reflect unadjusted quoted prices in active markets that are accessible to SOBRsafe for identical assets or liabilities

Level II: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level III: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, accrued interest payable, related party payables, notes payable, and other liabilities. The Company believes that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

At March 31, 2025 and December 31, 2024, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase as cash equivalents. The Company does not have any cash equivalents at March 31, 2025 and December 31, 2024.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $25,000 in allowance for credit losses at March 31, 2025 and December 31, 2024, respectively.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at March 31, 2025 and December 31, 2024.

Prepaid Expenses

Amounts incurred in advance of contractual performance or coverage periods are recorded as prepaid assets and recognized as expense in the period service or coverage is provided.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense over the term of the debt using the effective interest method. The unamortized amount is presented as a reduction of debt on the unaudited condensed consolidated balance sheet.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at March 31, 2025 and December 31, 2024. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the three-month periods ended March 31, 2025 and 2024, respectively.

Revenue Recognition

The Company enters contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, detection and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of the Company’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for respective services and devices.

The Company determines revenue recognition through five steps which include: (1) identification of the contract or contracts with a customer; (2) identification of individual or combined performance obligations contained in the contract; (3) determination of the transaction price detailed within the contract; (4) allocation of the transaction price to the specific performance obligations; (5) recognition of revenue as the Company’s performance obligations are satisfied according to the terms of the contract.

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

Contracts for Purchase of Hardware Devices Only

Where hardware devices are sold separately by the Company, the entire transaction price is allocated to the device as an individual performance obligation and revenue recognized at a point in time when either legal title, physical possession, or the risks and rewards of ownership have transferred to the customer. Generally, these requirements are satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under SOBR’s standard terms and conditions of the purchase.

Contracts with Multiple Performance Obligations

Where a Company’s contract with a respective customer contains multiple performance obligations and due to the interdependent and interrelated nature of the licensed software, hardware devices and data reporting services, the Company accounts for the individual performance obligations if they are distinct in nature and the transaction price is allocated to each distinct performance obligation(s) on a directly observable standalone sales price basis. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment. Standalone selling prices are primarily based upon the price at which the performance obligation is sold separately. The Company may be able to establish a standalone sales price based upon observable products or services sold or priced separately in comparable circumstances, competitor pricing or similar customers. Where the performance obligations are either not distinct or directly observable, the Company estimates the standalone sales price of the performance obligations based upon the overall pricing objectives taking into consideration the value of the contract arrangement, number of licenses, number and types of hardware devices and the length of term of the contract. Professional judgement may be required to determine the standalone sales price for each performance obligation where not directly observable. Revenue for contracts with multiple performance obligations is recognized on a ratable basis for each respective performance obligation as allocated under the prescribed Transaction Price identification model applied.

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

The Company’s contracts are generally three to twelve months in duration, billed monthly, and non-cancelable. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset (unbilled revenue) is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

The Company has elected to charge shipping, freight, and delivery costs to customers who choose expedited shipping options as a source of revenue to offset respective costs when control has transferred to the customer.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $382,310 and $52,847 during the three-month periods ended March 31, 2025, and 2024, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2025 and December 31, 2024, as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares at March 31, 2025 and March 31, 2024, have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	March 31,	March 31,
	2025	2024
Stock options	1,323	1,454
Restricted stock units	90	90
Warrants	1,229,924	12,059
Convertible instruments	2	3,783
Total dilutive securities	1,231,339	17,386

Concentration of Credit Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash. The Company maintains its cash at two domestic financial institutions. The Company is exposed to credit risk in the event of a default by the financial institutions to the extent that cash balances are in excess of the amount insured by the Federal Deposit Insurance Corporation of up to $250,000 per institution. The Company places its cash with high-credit quality financial institutions and managed within established guidelines to mitigate risk. To date, the Company has not experienced any loss on its cash.

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

Related Parties

Related parties are any entities or individuals that, through employment, ownership, or other means, possess the ability to direct or cause the direction of management and policies of the Company.

Recently Adopted Accounting Standards

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid, net of refunds received, is equal to or greater than five percent of total income taxes paid, net of refunds received. The amended guidance will be effective for annual periods beginning January 1, 2025. The guidance can be applied either prospectively or retrospectively.

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

As of March 31, 2025, the Company has an accumulated deficit of approximately $100,208,000. During the three months ended March 31, 2025, the Company experienced negative cash flows from operating activities of approximately $1,706,000. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Management believes that cash balances of approximately $10,075,000 and positive working capital of approximately $9,443,000 at March 31, 2025, provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. Management believes the release of its second generation SOBRsure device in the fourth quarter of 2024 and a comprehensive 2025 marketing plan have positioned the Company to generate improvement in the generation of both revenue and positive cash flows from sales. These plans are contingent upon the actions to be performed by the Company and these conditions have not been met on or before March 31, 2025. Management believes despite limited revenue generation and historical operating cash flows, adequate cash balances and working capital are sufficient to support ongoing operations for the next twelve months and the Company will continue as a going concern as of March 31, 2025.

NOTE 3. INVENTORY

Inventories consist of the following:

	March 31,	December 31,
	2025	2024
Component parts	$59,081	$59,081
Finished goods	134,787	165,794
Inventory	$193,868	$224,875

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2025	2024
Insurance	$85,183	$165,041
Deposit	40,736	15,736
Other	63,563	11,860
Prepaid expenses	$189,482	$192,637

On July 1, 2024, the Company purchased annual general risk and director and officers insurance policies prepaying annual premiums of $330,083 through an eight-month financing arrangement on the same date (see Note 8). The Company recorded $83,852 and $92,836 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the three-month periods ended March 31, 2025 and 2024.

NOTE 5. LEASES

The Company leases its corporate headquarters office space and certain office equipment under arrangements classified as operating leases.

The Company entered into its lease agreement to rent office space for a twelve-month period beginning July 1, 2022, with a monthly base rent of $9,744. The lease did not contain renewal options and was considered a short-term lease at inception. In April 2023, the Company executed an amendment to extend the term of the lease from July 1, 2023, through September 30, 2026. The amended lease provides for a monthly base rent of $9,744 through September 2024, with fixed escalating monthly base rent for each year thereafter, and no rent due for the months of July through September 2023.

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

Total operating lease expense for the three-month period ended March 31, 2025, total operating lease expense was $50,115 which included $21,190 of variable lease expense.  Total operating lease expense for the three-month period ended March 31, 2024, total operating lease expense was $50,265, of which $21,340 was attributable to variable lease expense.

Operating lease obligations recorded on the unaudited condensed consolidated balance sheet at March 31, 2025 are as follows:

Operating lease liabilities – current portion	$115,078
Operating lease liabilities – less current portion	61,656
Total operating lease liabilities	$176,734

Future lease payments included in the measurement of operating lease liabilities on the unaudited condensed consolidated balance sheet at March 31, 2025 are as follows:

2025	$94,471
2026	95,063
Total undiscounted future minimum lease payments	189,534
Less imputed interest	(12,800)
Total operating lease liabilities	$176,734

The weighted average remaining lease term is 17.9 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafeTM Intellectual Technology and consist of the following:

	March 31, 2025	December 31, 2024
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(1,863,076)	(1,766,710)
Net intangible asset	$1,991,599	$2,087,965
Amortization period (in years)	10	10

Amortization expense was $96,366 for each of the three-month periods ended March 31, 2025, and 2024.

Estimated future amortization expense for device technology intangible assets is as follows:

2025	$289,098
2026	385,464
2027	385,464
2028	385,464
2029	385,464
Thereafter	160,645
Total future amortization expense	$1,991,599

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Consulting services	$272,622	$293,395
Other	119,508	204,733
Total accrued expenses	$392,130	$498,128

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Notes payable to related parties consist of the following:

	March 31, 2025	December 31, 2024
Non-convertible note payable	$11,810	$11,810
Less current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for the related party notes was none for both three-month periods ended March 31, 2025 and 2024.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	March 31,	December 31,
	2025	2024
Convertible notes payable	$9,183	$9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	-	100,907
Net non-related party notes payable	26,683	127,590
Current portion	(26,683)	(127,590)
Net long-term portion	$-	$-

Total interest expense for non-related party notes was $3,665 and $40,921 for the three-month periods ended March 31, 2025 and 2024, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors (the “Purchasers”). The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 352 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time. The principal amounts are convertible into shares of our common stock at a conversion price $2,508. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount and is compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2,772 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

On May 10, 2023, noteholders elected to convert a total of $341,998 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 137 shares of the Company’s common stock at $2,508 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $309,688, as well as accrued interest of $32,311.

On March 4, 2024, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with each holder (collectively, the “Holders”, and individually, a “Holder”) of the Notes issued on March 9, 2023. Pursuant to the Inducement Letters, the Holders agreed to convert some or all of the Applicable Notes at a reduced conversion price equal to $682.00 per share (such reduced conversion price, the “Notes Conversion Price”). Simultaneously with the execution of the Inducement Letters, the Company received conversion notices from such Holders for the conversion of approximately $804,000 aggregate principal amount of the Applicable Notes, representing approximately 25% of the aggregate principal amount of the Applicable Notes. In connection with such conversion, the Notes Conversion Price was permanently reduced to $682.00. The Company recognized conversion expense of $585,875 for the induced conversion.

On January 15, 2025, the Reset Date for the Sereis A Warrants issued in the 2024 PIPE Offering, the final determination of the Reset Exercise Price was determined to be $8.29 per share (Note 11). Pursuant to the Reset Date and Reset Exercise Price, and the terms and condition of the Warrants, the exercise price for the Warrants was reduced to $8.29 per share. The differences with respect to the adjusted warrant exercise prices is treated as a deemed dividend and a reduction in net income available to common shareholders.

In addition, pursuant to the Inducement Letters, the exercise price in the Common Stock Purchase Warrants issued on March 9, 2023 (the “Applicable Warrants”) currently held by Holders was permanently reduced to $682.00 per share (such reduced exercise price, the “Warrants Exercise Price”).

In March, May, and June 2024 noteholders elected to convert an aggregate total of $3,556,234 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,214 shares of the Company’s common stock at $682 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $3,219,724, as well as $336,510 of accrued interest incurred in both fiscal 2023 and 2024.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of March 31, 2025, and December 31, 2024.  The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of March 31, 2025, and December 31, 2024. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Note Payable

On July 1, 2024, the Company entered into a financing agreement for payment of its annual insurance premiums for coverage from July 2024 through June 2025 totaling $330,083. The financing agreement required an initial down payment of $66,017 with the remaining amount of $264,066 financed for an eight-month period at an annual interest rate of 9.1% with monthly payments of $34,150 beginning in July 2024. The principal balance and any accrued interest related to the premium financing note payable was paid in full in March 2025.

NOTE 9. COMMON STOCK

The Company’s common stock transactions for the three-months ended March 31, 2025, consist of the following:

The Company issued 579,218 shares of common stock upon exercise of warrants.

The Company’s common stock transactions for the three-months ended March 31, 2024, consist of the following:

The Company issued 105 shares of common stock for RSUs vested during 2024.

The Company issued 1,180 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

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

NOTE 11. STOCK WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company accounts for share-based compensation stock options and restricted stock units, and non-employee stock warrants based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, utilizing the Black-Scholes pricing model for stock options and warrants, and the closing price of our common stock on the grant date for restricted stock units. Unless otherwise provided for, the Company covers equity instrument exercises by issuing new shares.

Stock Warrants

On March 6, 2024, pursuant to the Adjustment terms of the September 2021 and the March 2022 Armistice Warrants as a result of the Inducement Letters, the Company issued an aggregate 2,418 warrants (the “Armistice Warrants”) consisting of (i) 1,934 warrants pursuant to the Adjustment terms under the September 2021 Armistice Warrant, and (ii) 484 warrants pursuant to the Adjustment terms of the March 2022 Armistice warrant. In addition, the Armistice Warrants include conditions where the warrant exercise price may be adjusted downward in the event securities instruments or exercise prices are subsequently issued or reduced, respectively, below the then current exercise prices of $1,485 per unit of the Armistice Warrants. Where the Inducement Letters stipulate a reduction in the warrant securities exercise prices below the Armistice Warrant exercise price of $1,485 per unit, the conditions of a downward adjustment were met reducing the Armistice Warrants exercise price permanently to $682 per unit. The additional issuance of the Armistice Warrants expire seven years from the date of the original issuance on September 28, 2021, and March 30, 2022, respectively. The difference with respect to the adjusted additional warrants is treated as a deemed dividend and a reduction in net income available to common shareholders of $23,270.

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

On January 15, 2025, the Reset Date for the Sereis A Warrants issued in the 2024 PIPE Offering, the final determination of the Reset Exercise Price was determined to be $8.29 per share. Pursuant to the Reset Date and Reset Exercise Price, the exercise price for Sereis A Warrants in relation to the 2024 PIPE Offering, and the Common Stock Purchase Warrants issued on September 30, 2022 in relation to the 2022 PIPE Offering were permanently reduced to $8.29 per share. The difference with respect to the adjusted warrant exercise prices is treated as a deemed dividend and a reduction in net income available to common shareholders.

During the three months ended March 31, 2025, the Company received exercise notices from various institutional investors at a weighted average exercise price of approximately $8.39. In exchange for the issuance of 579,218 shares of common stock, the Company received net proceeds of $3,680,411.

The fair values of stock warrants granted during the three months ended March 31, 2025, were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	March 31, 2025	March 31, 2024
Exercise price	$8.29	$682.00
Dividend yield	0%	0%
Volatility	146%	147%-173%
Risk-free interest rate	4.45%	4.21%-4.50%
Expected life (years)	4.5	2.5 – 5.0

The following table summarizes the changes in the Company’s outstanding warrants during the three-month period ended March 31, 2025:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,563,182	$9.60-4,675.00	4.8	$10.40	$-
Warrants granted	245,960	8.29	4.5	8.29	-
Warrants exercised	(579,218)	8.29-9.60	4.5	8.39	-
Warrants expired	-	-		-	-
Balance at March 31, 2025	1,229,924	8.29-4,675.00	4.5	9.31	-

The following table summarizes the changes in the Company’s outstanding warrants during the three-month period ended March 31, 2024:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	9,642	$1,485.00 – 5,841.00	4.6	$1,870.00	$-
Warrants granted	2,418	682.00	3.0	682.00	-
Warrants exercised	-	-		-	-
Warrants expired	-	-		-	-
Balance at March 31, 2024	12,060	1,485.00 – 5,841.00	3.8	1,639.00	-

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

Stock Options

As of March 31, 2025, and December 31, 2024, the Company had granted stock options to acquire 1,323 and 1,323 shares of common stock under the Plan, respectively. As of March 31, 2025, the Plan had 1,120 vested options and 203 non-vested options. As of December 31, 2024, the Plan had 1,048 vested options and 275 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the three months ended March 31, 2025, and 2024, the Company recorded $124,154 and $198,874, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of March 31, 2025, was $321,998 which will be recognized over a weighted average period of 10.0 months.

During the three-month period ended March 31, 2025, the Company did not grant any stock options to directors, officers, employee or other third-parties.

The following table summarizes the changes in the Company’s outstanding stock options during the three-month period ended March 31, 2025:

	Options		Weighted
	Outstanding	Exercise Price	Average Remaining	Weighted Average	Aggregate
	Number of	Per	Contractual Life	Exercise	Intrinsic
	Shares	Share	(Years)	Price	Value
Balance at December 31, 2024	1,323	$528.00-10,230.00	4.90	$2,178.70	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/Forfeited	-	-	-	-	-
Balance at March 31, 2025	1,323	$528.00-10,230.00	4.65	$2,178.70	$-

Exercisable at March 31, 2025	1,120	$528.00-10,230.00	4.84	$2,204.13	$-

The following table summarizes the changes in the Company’s outstanding stock options during the three-month period ended March 31, 2024:

	Options		Weighted
	Outstanding	Exercise Price	Average Remaining	Weighted Average	Aggregate
	Number of	Per	Contractual Life	Exercise	Intrinsic
	Shares	Share	(Years)	Price	Value
Balance at December 31, 2023	1,541	$ 528.00-10,230.00	5.70	$2,211.00	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/Forfeited	(86)	2,321.00-2,629.00	-	2,552.00	-
Balance at March 31, 2024	1,455	$ 528.00-10,230.00	5.55	$2,189.00	$-

Exercisable at March 31, 2024	931	$ 528.00-10,230.00	4.89	$2,321.00	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the three months ended March 31, 2025 and 2024, the Company granted no service based RSU’s to directors, executive officers or employees. During the three months ended March 31, 2024, 105 shares of the Company’s common stock were vested and common shares issued. Unvested RSUs granted in 2023 vest in January 2026.

The following table summarizes RSU activity under the Plan for the three-month period ended March 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)
Unvested at December 31, 2024	90	$1,683.00	1.00
Granted	-	-	-
Vested	-	-	-
Unvested at March 31, 2025	90	$1,683.00	0.75

For both the three months ended March 31, 2025, and 2024, the Company recorded $15,524 in stock-based compensation expense related to RSUs. As of March 31, 2025, total unrecognized compensation cost related to RSUs was $46,571, which will be recognized over a weighted average period of nine months.

Executive Officers Stock Options and RSUs

The Company had 763 vested and 190 unvested outstanding executive officer stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 5.95 years as of March 31, 2025, and 701 vested and 251 unvested outstanding executive stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 6.2 years as of December 31, 2024.  The Company had no vested and 90 unvested RSUs granted to executive officers as of March 31, 2025, and December 31, 2024, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs as of March 2024. As of March 31, 2025, the Company has accrued $11,164 plus accrued interest of approximately $21,651. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 13. SEGMENT REPORTING

The Company is managed as one reportable operating segment, which includes all of our operations primarily designed to enable customers to purchase products and services through channel partners, sales agents or enterprise and consumer digital channels. Substantially all of our consolidated revenues and cash flows are generated in the United States. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”), designated as the Company’s Chief Financial Officer, reviews and manages the Company’s business. The Company’s CODM monitors our consolidated operating income and net earnings/(loss) to evaluate performance and make operating decisions. The accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies herein. For additional reportable single operating segment level financial information, see the unaudited condensed consolidated financial statements.

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

On April 11, 2024, pursuant to the terms and conditions of the Series A Warrants issued on October 9, 2024 in conjunction with the 2024 PIPE Financing, the Company evaluated the impact of the 1-for-10 reverse split of the Company’s common stock, or Share Combination Event, on the Nasdaq Capital Markets. The terms of the Series A Warrant Agreement stipulate in the event of Share Combination Event, or reverse split, where the resulting closing share price is lower than the then Exercise Price, the Exercise Price will be reduced to the Floor Price determined in the Warrant Agreement of $7.60 per warrant. Following the Share Combination Event, the Exercise Price of the Series A Warrants was reduced to the Floor Price prescribed in the terms of the respective Warrant Agreement at $7.60 per share resulting in an additional 110,273 warrants issued to the remaining warrant holders. Further, should the resulting closing share price be below the Floor Price during a period of five trading days after the Share Combination Event, the calculated difference between the lowest volume-weighted average price (“VWAP”) of the Company’s stock during the five-trading day period and the Floor Price of the then outstanding Series A Warrants outstanding shall be paid pro rata to the remaining holders of the warrants (the “True-up Payment”), not to exceed $1,640,000. The lowest VWAP during the trading period of $4.71 was determined to be below the Floor Price resulting in a True-up Payment due to the remaining holders of $1,640,000. The Company has evaluated the impact of the True-up Payment liability determining the amount will not have an impact on the Company’s ability to continue as a going concern.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also forward-looking statements within the meaning of the Exchange Act. Forward-looking statements include statements in which words such as “may,” “if,” “will,” “should,” “intend,” “expect,” “anticipate,” “plan,” “believe,” “estimate,” “project,” “consider,” or similar expressions are used.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our access to capital to fund our continuing operations, our ability to sell our products and services and to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three-months ended March 31, 2025.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Operations, Outlook and Challenges

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

Continuing in fiscal 2025, and as in prior years, the design, manufacturing, quality testing and distribution for all SOBRsafe integrated devices take place in the United States.

Our brand, products and software services continue to gain awareness and recognition through a robust marketing platform, trade shows, media exposure, social media and product demonstrations. To generate sales, we have a three-part strategy: 1) direct sales to enterprise businesses and consumers, 2) enter into agreements with channel partners and 3) enter into licensing and integration agreements. We currently employ four highly experienced sales professionals facilitating direct sales and channel partner relationships. Licensing and integration opportunities with third parties continue in preliminary stages.

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

As of March 31, 2025, we have retained six channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Recent Developments

During the quarter ended March 31, 2025, the following developments occurred:

➢	Achieved an increase in revenue of 80.5% from the prior year quarter coupled with an improving gross margin of 58.8%.
➢

Net proceeds of approximately $3.5M were received from the exercise of outstanding warrants during the quarter ended March 31, 2025, which were issued in conjunction with the 2024 PIPE Financing completed in October 2024.

➢	Completed a 1-for-10 reverse stock split of its common stock on April 4, 2025, reducing the total number of SOBRsafe's outstanding shares from approximately 15.2 million to 1.5 million.
➢

Enhanced SOBRsafe's patent-pending software technology solutions with improvements to the mobile application including streamlined administration application and notification protocols, and introduced new user interface elements.

➢	Completed third-party hardware product validation tests in the first quarter of 2025 and a corresponding third-party product sensor validation test.
➢

Collaborated with a national marketing firm providing solutions to and for the largest U.S. newspaper publisher and the largest local-to-national publishing and digital media organization in the United States, launching both business-to-consumer and business-to-business marketing initiatives building brand recognition and support 2025 sales efforts. The effort has generated improved brand awareness and stimulated market adoption through the multi-channel, multi-disciplined national marketing campaigns.

➢	Initiated a robust marketing campaign in March 2025 which was executed in April 2025 to correspond with the National Council on Alcohol and Drug Dependence Alcohol Awareness Month.
➢

Broadened the global reach of SOBRsafeTM users and subscribers across 43 U.S. states, Canada, Australia, and New Zealand, while launching an alcohol detection and testing program for airport personnel and pilots outside of the U.S., building upon the Company's global footprint.

➢	Expanded business-to-business sales in the first quarter of 2025 into the family law market to address the approximate 450,000 individuals undergoing domestic monitoring.

Subsequent to the three-months ended March 31, 2025, the following developments occurred and are reflective of the reverse stock split completed on April 2, 2025 as detailed below:

➢

On April 4, 2025, we effected a 1-for-10 reverse stock split, a Share Combination Event, of the Company’s common stock. Fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split, the exercise price of the Series A Warrants issued in conjunction with the 2024 PIPE Financing was reduced to the Floor Price of $7.60 per common share and resulted in an additional 110,273 warrants issued to the remaining warrant holders. Further, the Share Combination Event resulted in the calculation of a True-up Payment due to the remaining holders limited to a ceiling of $1,640,000. We have evaluated the impact of the True-up Payment liability and determined that the amount will not have an impact on our ability to continue and fund operations going forward.

Results of Operations for Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Summary of Results of Operations

	Three Months Ended March 31,
	2025	2024
Revenue	$86,617	$47,990
Cost of goods and services	35,653	24,781
Gross profit	50,964	23,209

Operating expenses:
General and administrative	1,823,469	1,415,562
Stock-based compensation expense	139,678	214,398
Research and development	40,924	102,034
Total operating expenses	2,004,071	1,731,994

Operating loss	(1,953,107)	(1,708,785)

Other income (expense):
Other income, net	77,717	21,255
Notes payable – conversion expense	-	(585,875)
Interest expense	(3,665)	(232,516)
Total other income (expense), net	74,052	(797,136)

Net loss	$(1,879,055)	$(2,505,921)

Revenue

Both the SOBRcheckTM and SOBRsureTM devices are used in conjunction with our SOBRsafeTM software solution to generate sales and revenue. Revenue is primarily generated through our business-to-consumer eCommerce platform and business-to-business sales channels including the execution of customer agreements. As of March 31, 2025, 148 unique devices have been deployed to generate hardware and software revenue which represent a 40.9% increase from the prior period ended, December 31, 2024. During the three-month periods ended March 31, 2025, and March 31, 2024, we recognized revenue of $86,617 and $47,990, respectively, or an increase of 80.4% from the prior-year quarter.

Gross Profit

The cost of sales for the three-months ended March 31, 2025, was $35,653 resulting in a gross profit of $50,964 and a gross margin of 58.8%. The cost of sales for the three-months ended March 31, 2024, was $24,781 resulting in a gross profit of $23,209 and a gross margin of 48.4%. The increase in gross margin can be attributed to higher SOBRsure sales and an increase in software subscriptions which generate higher margins than the SOBRcheck device which was our primary source of revenue in the prior year quarter. Due to the limited history of generating revenue, the gross profit and gross margins during the periods ended March 31, 2025 and 2024 are not indicative of future planned or actual performance of the Company, its product lines or services.

General and Administrative Expenses

General and administrative expenses increased by $407,907, from $1,415,562 for the three-months ended March 31, 2024, to $1,823,469 for the three-months ended March 31, 2025. The increase from the same prior year period is primarily due to an increase in payroll expense as a result of our increased employee headcount which has been offset by a decreased reliance on and in third-party professional service and consulting fees.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $139,678 for the three-months ended March 31, 2025, compared to $214,398 for the three-months ended March 31, 2024. The decrease from the prior year in expense of $74,720 is from the completed vesting, forfeitures and cancelations of previous grants. The stock-based compensation expense for both respective periods was related to the issuance of our stock options or restricted stock units as compensation to certain consultants and employees that is recognized over the period of service. During 2024 and through the three-months ended March 31, 2025, we have not granted additional stock-based compensation units.

Research and Development

Research and development expenses decreased by $61,110, to $40,924 for the three-months ended March 31, 2025, compared to $102,034 for the three-months ended March 31, 2024.   The decrease in research and development costs during the quarter ended March 31, 2025, can be attributed to the completion of development of the second generation SOBRsure wearable device at the end of 2024 with no commensurate hardware development projects beginning in the period. Research and development expense during the three-months ended March 31, 2025 can be attributed to the continuing enhancement of our SOBRsafe software products and mobile application.

Other Income (Expense), net

Other income, net of $74,052 for the three-months ended March 31, 2025 is comprised primarily of interest income derived from invested cash balances, as compared to $21,255 for the three-months ended March 31, 2024 which was generated from lower cash balances during the prior-year period.

Other expense, net of $797,136 for the three-months ended March 31, 2024 is attributed to the conversion of debt and associated interest expense during the three months ended March 31, 2024.

Notes Payable – Conversion Expense

There was no conversion of debt or associated interest expense for the three-months ended March 31, 2025 as in prior periods. The conversion expense of $585,875 for the three months ended March 31, 2024 relates to the convertible debt inducement completed on March 4, 2024.

Interest Expense

Interest expense decreased by $228,851, from $232,516 for the three-months ended March 31, 2024, to $3,665 for the three-months ended March 31, 2025. This decrease was due to make-whole interest related to outstanding convertible debt as the conversion of debt to common stock was completed on March 4, 2024. This component of interest expense was offset by a decrease in overall interest expense on the remaining convertible debt post conversion.

Operating Loss; Net Loss

Our net loss decreased by $626,866 from $2,505,921 to $1,879,055, from the three-months ended March 31, 2024, compared to the three-months ended March 31, 2025.  The change in our net loss and operating loss for the three months ended March 31, 2025, compared to the same prior year period, is driven by a decrease in stock-based compensation expense, a decrease in research and development expenses, a decrease in notes payable conversion and associated interest expense, offset by increased general and administrative expense, as detailed above.

Liquidity and Capital Resources for Three Months Ended March 31, 2025 Compared to December 31, 2024

Introduction

During the three-months ended March 31, 2025 and 2024, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the near term. Our cash on hand as of March 31, 2025, was $10,074,029 and our current normalized operating cash flow burn rate is approximately $675,000 per month.

Management believes that cash balances and positive working capital at March 31, 2025 provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. Management anticipates additional revenue generation with the release of its second generation SOBRsureTM device and a comprehensive marketing plan. These plans are contingent upon the actions to be performed by the Company which have been implemented through the quarter and will continue into future periods, however, these conditions have not been met on or before March 31, 2025. The Company has acquired additional proceeds net of transactional costs from the exercise of outstanding warrants of approximately $3,496,391 during the first quarter of 2025, increasing the Company’s cash balances. As such, Management believes despite limited revenue generation and positive operating cash flows being generated in the past, adequate cash balances and working capital are available to support ongoing operations for the next twelve months and the Company will continue as a going concern at March 31, 2026.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2025, and as of December 31, 2024, respectively, are as follows:

	March 31, 2025	December 31, 2024	Change
Cash	$10,074,029	$8,384,042	$1,689,987
Total current assets	10,508,370	8,872,074	1,636,296
Total assets	12,686,819	11,171,203	1,515,616
Total current liabilities	1,065,828	1,276,889	(211,061)
Total liabilities	1,127,484	1,368,882	(241,398)

Our total current assets and total assets increased as of March 31, 2025, as compared to December 31, 2024, primarily due to proceeds received from the exercise of common stock warrants issued in the 2024 PIPE Financing transaction yielding approximately $3.5 million in net cash proceeds offset by cash flow used in general operations.

Our total current liabilities decreased as of March 31, 2025, as compared to December 31, 2024. The decrease is primarily attributed to the payment of accounts payable and accrued expenses, and the premium financing payable for insurance premiums.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of approximately $1,706,000 for the three-months ended March 31, 2025, as compared to net cash used for operating activities of approximately $1,454,000 for the three-months ended March 31, 2024.

For the three month period in 2025, the net cash used in operating activities consisted primarily of our net loss of $1,879,055, offset by non-cash expense items including amortization of $96,366, stock-based compensation expense of $139,678, lease expense of $24,314, and changes in our assets and liabilities primarily from inventory of $31,007, other assets of $23,675, prepaid expenses of $3,155, accrued expenses of ($105,998), and operating lease liabilities of ($26,562).

For the three-months ended March 31, 2024, net cash used in operating activities consisted primarily of our net loss of $2,505,921, offset by non-cash expense items including amortization of $96,366, amortization of debt discounts of $149,295, stock-based compensation expense of $214,398, interest expense of $80,784 conversion expense of $585,875, and changes in our assets and liabilities primarily from inventory of $22,179, prepaid expenses of $14,808, other assets of ($15,300), accounts payable of $107,073, accrued expenses of $(204,486), and accrued interest payable of $2,171.

Investments

We had no cash provided by or used in investing activities during the three-month periods ended March 31, 2025 or March 31, 2024.

Financing

Our net cash provided by financing activities for the three-months ended March 31, 2025, was $3,395,484. For the three-months ended March 31, 2025, our net cash from financing activities consisted of proceeds from the exercise of warrants of $3,680,411, offset by issuance costs of $184,020 and financing payments of $100,907 for annual insurance premiums.

We had no cash provided by or used in financing activities during the three-months ended March 31, 2024

Contractual Obligations and Commitments

At March 31, 2025, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$176,734	$115,078
Total contractual cash obligations	$176,734	$115,078

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2025, and December 31, 2024.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2025.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to the financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure and Controls Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended March 31, 2025, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of March 31, 2025. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 1A Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three-month period ended March 31, 2025, that were not previously reported in a Current Report on Form 8K.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2025, this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2025, this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2025, this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2025, this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2025, this note was in default.

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

3.6 (6)	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023

3.7(7)	Certificate of Amendment to Certificate of Incorporation dated September 25, 2024

3.8(8)	Certificate of Amendment to Certificate of Incorporation dated March 31, 2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished, not filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (furnished, not filed herewith).

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 19, 2019

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 6, 2023

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 1, 2024

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 4, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: May 15, 2025	By:	/s/ David Gandini
	Its:	David Gandini
Chief Executive Officer and Principal Executive Officer

