Form 10-Q/A
period 2025-03-31
SOBR Safe, Inc.
filed 2025-05-16
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Form 10-Q”) of SOBR Safe, Inc. (the “Company”) is being filed solely for the purpose of furnishing Exhibit 101 (Interactive Data File) to the Form 10-Q, which was not included in the original filing of the Form 10-Q with the Securities and Exchange Commission on May 15, 2025 (the “Original Filing Date”).

Except as described above, no changes have been made to the Form 10-Q and the Amendment does not modify or update the disclosures presented in, or exhibits to, the original filing of the Form 10-Q in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

SOBR Safe, Inc.

Dated: May 16, 2025	By:	/s/ David Gandini
	Its:	David Gandini
Chief Executive Officer and Principal Executive Officer

