Form 10-Q
period 2025-06-30
SOBR Safe, Inc.
filed 2025-08-07
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 1,516,255 shares of common stock, $0.00001 par value, issued and outstanding.

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

Readers are cautioned not to put undue reliance on any forward-looking statements. Future actual results, performance, achievements, events and stockholder values may differ materially from those expressed or implied in these forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

REVERSE STOCK SPLIT

At the open of market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq Capital Markets. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, the condensed consolidated statements of operations for the three and six months ended June 30, 2025, and 2024, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025, and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025, and 2024, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)

Current assets
Cash	$8,466,322	$8,384,042
Accounts receivable, net	46,984	24,460
Inventory	189,763	224,875
Prepaid expenses	92,410	192,637
Other current assets	4,142	46,060
Total current assets	8,799,621	8,872,074

Intellectual technology, net	1,895,233	2,087,965
Operating lease right-of-use assets, net	134,439	183,737
Other assets	27,427	27,427
Total Assets	$10,856,720	$11,171,203

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$501,150	$422,557
Accrued expenses	2,005,041	498,128
Accrued interest payable	109,752	105,501
Deferred revenue	13,680	-
Operating lease liabilities, current portion	118,619	111,303
Notes payable - related parties, net	11,810	11,810
Notes payable - non-related parties, net	26,683	127,590
Total current liabilities	2,786,735	1,276,889

Operating lease liabilities, less current portion	30,883	91,993
Total Liabilities	2,817,618	1,368,882

Commitments and contingencies
Stockholders' Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized, 1,516,238 and 936,926 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	15	94
Treasury stock, at cost; 17 and 16 shares as of June 30, 2025 and December 31, 2024, respectively	(38,015)	(38,015)
Additional paid-in capital	110,384,477	108,222,324
Accumulated deficit	(102,253,679)	(98,328,395)
Total SOBR Safe, Inc. stockholders' equity	8,092,798	9,856,008
Noncontrolling interest	(53,696)	(53,687)
Total Stockholders' Equity	8,039,102	9,802,321

Total Liabilities and Stockholders' Equity	$10,856,720	$11,171,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$104,228	$54,191	$190,845	$102,181
Cost of goods and services	44,344	41,156	79,997	65,937
Gross profit	59,884	13,035	110,848	36,244

Operating expenses:
General and administrative	1,815,028	1,395,933	3,638,497	2,811,495
Stock-based compensation expense	115,252	185,910	254,930	400,308
Research and development	198,675	308,427	239,599	410,461
Total operating expenses	2,128,955	1,890,270	4,133,026	3,622,264

Loss from operations	(2,069,071)	(1,877,235)	(4,022,178)	(3,586,020)

Other income (expense):
Other income, net	75,713	13,157	153,430	34,412
Notes payable – conversion expense	-	-	-	(585,875)
Interest expense	(2,127)	(213,296)	(5,792)	(445,812)
Total other income (expense), net	73,586	(200,139)	147,638	(997,275)

Loss before provision for income taxes	(1,995,485)	(2,077,374)	(3,874,540)	(4,583,295)

Provision for income taxes	-	-	-	-

Net loss	(1,995,485)	(2,077,374)	(3,874,540)	(4,583,295)
Net loss attributable to noncontrolling interest	5	4	9	9
Net loss attributable to SOBR Safe, Inc.	$(1,995,480)	$(2,077,370)	$(3,874,531)	$(4,583,286)

Deemed dividends related to Convertible Debt Warrants down round provision	-	-	(1,833)	(23,270)
Deemed dividends related to 2024 PIPE Warrants down round provision	-	(4,336)	(1,547)	(46,875)
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	(1,455,805)
Deemed Dividends related to 2024 PIPE Warrants round down provision	-	-	(47,373)	-
Warrant Inducement transactional costs	-	(341,297)	-	(341,297)

Net loss attributable to common stockholders	$(1,995,480)	$(2,423,003)	$(3,925,284)	$(6,450,533)

Basic and diluted loss per common share	$(1.32)	$(113.76)	$(2.77)	$(333.84)

Weighted average number of common shares outstanding	1,516,202	21,300	1,418,915	19,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Treasury Stock				Stockholders'
	Shares	Amount ($0.00001 Par)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Equity SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	16,905	2	(12)	(38,015)	89,840,201	(87,765,981)	2,036,207	(53,670)	1,982,537
Common stock issued for restricted stock units vested	105	1	-	-	(1)	-	-	-	-
Common stock issued upon conversion of convertible debt	1,180	13	-	-	1,247,909	-	1,247,922	-	1,247,922
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	214,398	-	214,398	-	214,398
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	42,539	(42,539)	-	-	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	-	1,455,805	(1,455,805)	-	-	-
Net loss	-	-	-	-	-	(2,505,916)	(2,505,916)	(5)	(2,505,921)
Balance at March 31, 2024	18,190	200	(12)	(38,015)	92,824,121	(91,793,511)	992,611	(53,675)	938,936
Common stock issued upon conversion of convertible debt	4,035	44	-	-	2,217,565	-	2,217,609	-	2,217,609
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	185,909	-	185,909	-	185,909
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	-	-	-
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	4,336	(4,336)	-	-	-
Common stock issued upon exercise of warrants	9,382	103	-	-	2,766,612	(341,297)	2,425,418	-	2,425,418
Net loss	-	-	-	-	-	(2,077,370)	(2,077,370)	(4)	(2,077,374)
Balance at June 30, 2024	31,607	347	(12)	(38,015)	97,998,543	(94,216,514)	3,744,177	(53,679)	3,690,498

	Common Stock		Treasury Stock				Stockholders'
	Shares	Amount ($0.00001 Par)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Equity SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	936,926	94	(16)	(38,015)	108,222,324	(98,328,395)	9,856,008	(53,687)	9,802,321
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	139,678	-	139,678	-	139,678
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	1,547	(1,547)	-	-	-
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	1,833	(1,833)	-	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	47,373	(47,373)	-	-	-
Common stock issued upon exercise of warrants	579,219	58	(1)	-	3,496,333	-	3,496,391	-	3,496,391
Net loss	-	-	-	-	-	(1,879,051)	(1,879,051)	(4)	(1,879,055)
Balance at March 31, 2025	1,516,145	152	(17)	(38,015)	111,909,088	(100,258,199)	11,613,026	(53,691)	11,559,335
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	115,252	-	115,252	-	115,252
True-up payment related to 2024 PIPE Warrants	-	-	-	-	(1,640,000)	-	(1,640,000)	-	(1,640,000)
Additional common stock issued upon reverse stock split	110	-	-	-	-	-	-	-	-
Adjustment to common stock to $0.00001 par value upon reverse stock split		(137)			137
Net loss	-	-	-	-	-	(1,995,480)	(1,995,480)	(5)	(1,995,485)
Balance at June 30, 2025	1,516,255	$15	(17)	$(38,015)	$110,384,477	$(102,253,679)	$8,092,798	$(53,696)	$8,039,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(3,874,540)	$(4,583,295)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	192,732	192,732
Amortization of debt discounts	-	237,250
Non-cash lease expense	49,298	44,284
Non-cash interest expense	-	336,510
Non-cash conversion expense	-	585,875
Bad debt expense	-	202
Stock-based compensation expense	254,930	400,307
Changes in assets and liabilities:
Accounts receivable	(22,524)	(9,708)
Inventory	35,112	60,844
Prepaid expenses	115,082	81,051
Other assets	41,918	(6,002)
Accounts payable	63,738	(5,912)
Accrued expenses	(133,086)	(208,213)
Accrued interest payable	4,251	(128,214)
Deferred revenue	13,680	-
Operating lease liabilities	(53,794)	(46,872)

Net cash used in operating activities	(3,313,203)	(3,049,161)

Financing Activities:
Repayments of notes payable - non-related parties	(100,907)	-
Proceeds from exercise of stock warrants	3,680,411	2,786,174
Payment of transactional costs for exercise of warrants	(184,021)	(360,756)
Net cash provided by financing activities	3,395,483	2,425,418

Net Change In Cash	82,280	(623,743)

Cash At The Beginning Of The Period	8,384,042	2,790,147

Cash At The End Of The Period	$8,466,322	$2,166,404

Schedule Of Non-Cash Investing And Financing Activities:
True-up payment accrual related to 2024 PIPE Warrants	$(1,640,000)	$-
Deemed dividends related to Convertible Debt Warrants down round provision	$(1,833)	$23,270
Deemed dividends related to 2022 PIPE Warrants down round provision	$(1,547)	$46,875
Deemed dividends related to Original Warrants and New Warrants down round provision	$-	$1,455,805
Deemed dividends related to 2024 PIPE warrants round down provision	$(47,373)	$-
Non-related party debt converted to capital	$-	$2,879,279
Warrant inducement transactional costs	$-	$341,297
Financing of prepaid insurance premiums	$-	$37,649

Supplemental Disclosure:
Cash paid for interest	$1,541	$266
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company,” “we,” “us,” and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patent pending touch-based alcohol detection products, SOBRcheckTM and SOBRsureTM, enabling non-invasive alcohol monitoring and detection, biometric identity verification, and qualified, real-time cloud-based alerts and reporting. Currently our principal markets are located in North America.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2025, and December 31, 2024, and its results of operations for the three and six-month periods ended June 30, 2025 and 2024, and cash flows for the six-months ended June 30, 2025, and 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, TransBiotec-CA (“TBT”), of 98.6%. We have eliminated all intercompany transactions and balances between entities consolidated in these unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, such estimates were made by the Company for the recoverability and useful lives of long-lived assets, intellectual technology, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results could differ from those estimates.

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

Level I: Inputs that reflect unadjusted quoted prices in active markets that are accessible to SOBRsafe for identical assets or liabilities.

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

At June 30, 2025 and December 31, 2024, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at June 30, 2025, and December 31, 2024.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $25,000 in allowance for credit losses at June 30, 2025 and December 31, 2024, respectively.

Inventory

Inventory is comprised of component parts and finished product, and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at June 30, 2025, and December 31, 2024.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at June 30, 2025, and December 31, 2024. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the six-month periods ended June 30, 2025 and 2024, respectively.

Revenue Recognition

The Company enters contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, monitoring, detection and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of the Company’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for respective services and devices.

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

The Company’s contracts are generally three to twelve months in duration, billed monthly, and non-cancelable. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset (unbilled revenue) is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing.

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

Research and Development

Research and development costs are expensed as incurred. The Company incurs research and development costs as it acquires new knowledge to bring about significant improvements in the functionality and design of its products and software.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $383,069 and $62,429 during the three-month periods ended June 30, 2025, and 2024, respectively.  Advertising and marketing costs were $765,379 and $108,006 during the six-month periods ended June 30, 2025, and 2024, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2025, and December 31, 2024, as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares at June 30, 2025 and 2024, have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	June 30,	June 30,
	2025	2024
Stock options	1,279	1,454
Restricted stock units	90	90
Warrants	1,340,325	21,440
Convertible instruments	2	1
Total dilutive securities	1,341,696	22,985

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid, net of refunds received, is equal to or greater than five percent of total income taxes paid, net of refunds received. The amended guidance was effective for annual periods beginning January 1, 2025. The guidance can be applied either prospectively or retrospectively.

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

As of June 30, 2025, the Company has an accumulated deficit of approximately $102,250,000. During the six months ended June 30, 2025, the Company experienced negative cash flows from operating activities of approximately $3,310,000. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

Management believes that cash balances of approximately $8,470,000 and positive working capital of approximately $6,010,000 at June 30, 2025, provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. Management believes the release of its second generation SOBRsureTM device in the fourth quarter of 2024 and a comprehensive 2025 marketing plan have positioned the Company to generate improvement in the generation of both revenue and positive cash flows from sales. These plans are contingent upon the actions to be performed by the Company, and these conditions have not been met on or before June 30, 2025. Management believes despite limited revenue generation and historical operating cash flows, adequate cash balances and working capital are sufficient to support ongoing operations for the next twelve months and the Company will continue as a going concern as of June 30, 2025.

NOTE 3. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2025	2024
Component parts	$59,081	$59,081
Finished goods	130,682	165,794
Inventory	$189,763	$224,875

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2025	2024
Insurance	$1,664	$165,041
Deposit	40,736	15,736
Other	50,010	11,860
Prepaid expenses	$92,410	$192,637

On July 1, 2024, the Company purchased annual general risk and director and officers’ insurance policies prepaying annual premiums of $330,083 through an eight-month financing arrangement on the same date (see Note 8). The Company recorded $167,371 and $199,600 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the six-month periods ended June 30, 2025 and 2024. The Company recorded $83,519 and $106,764 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the six-month periods ended June 30, 2025 and 2024.

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

For the six-month period ended June 30, 2025, total operating lease expense was $100,531, which included $38,186 of variable lease expense. For the three-month period ended June 30, 2025, total operating lease expense was $50,416 which included $16,996 of variable lease expense. For the six-month period ended June 30, 2024, total operating lease expense was $97,755, of which $39,906 was attributable to variable lease expenses. For the three-month period ended June 30, 2024, total operating lease expense was $47,491, of which $18,566 was attributable to variable lease expenses.

Operating lease obligations recorded on the condensed consolidated balance sheet at June 30, 2025 are as follows:

Operating lease liabilities, current portion	$118,619
Operating lease liabilities, long-term	30,883
Total operating lease liabilities	$149,502

Future lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet at June 30, 2025 are as follows:

2025	$63,299
2026	95,063
Total undiscounted future minimum lease payments	158,362
Less imputed interest	(8,860)
Total operating lease liabilities	$149,502

The weighted average remaining lease term is 15 months, and the weighted average discount rate is 10%.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafeTM Intellectual Technology and consist of the following:

	June 30, 2025	December 31, 2024
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(1,959,442)	(1,766,710)
Net intangible asset	$1,895,233	$2,087,965
Amortization period (in years)	10	10

Amortization expense was $192,732 for each of the six-month periods ended June 30, 2025, and 2024, and was $96,366 for the three-months ended June 30, 2025 and 2024.

Estimated future amortization expense for SOBRsafeTM Intellectual Technology intangible assets is as follows:

2025	$192,732
2026	385,464
2027	385,464
2028	385,464
2029	385,464
Thereafter	160,645
Total future amortization expense	$1,895,233

NOTE 7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Consulting services	$251,266	$293,395
Series A Warrant True-up Payment	1,640,000	-
Other	113,775	204,733
Total accrued expenses	$2,005,041	$498,128

On April 11, 2025, pursuant to the terms and conditions of the Series A Warrants issued on October 9, 2024 in conjunction with the 2024 PIPE Financing, the Company evaluated the impact of the 1-for-10 reverse split of the Company’s common stock, or Share Combination Event, completed on the Nasdaq Capital Markets. The Share Combination Event resulted in the determination and accrual of a current liability of $1,640,000 at June 30, 2025 for a True-up Payment due to investors of the 2024 PIPE Financing as required by the terms and conditions of the Series A Warrants (see Note 11).

NOTE 8. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	June 30, 2025	December 31, 2024
Non-convertible note payable	$11,810	$11,810
Less current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for the related party notes was none for both three and six-month periods ended June 30, 2025 and 2024.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	June 30, 2025	December 31, 2024
Convertible notes payable	$9,183	$9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	-	100,907
Net non-related party notes payable	26,683	127,590
Current portion	(26,683)	(127,590)
Net long-term portion	$-	$-

Total interest expense for non-related party notes was $5,792 and $64,219 for the six-month periods ended June 30, 2025, and 2024, respectively. Total interest expense for non-related party notes was $2,127 and $23,299 for the three-month periods ended June 30, 2025, and 2024, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors (the “Purchasers”). The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”).  Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 352 shares of the Company’s common stock. The Notes are convertible voluntarily by the Purchaser at any time. The principal amounts are convertible into shares of our common stock at a conversion price of $2,508. The Notes are due March 10, 2025, and accrue interest quarterly at 5% per annum. The accrued interest is payable by way of inclusion in the convertible amount and is compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2,772 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

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

In March, May, and June 2024 noteholders elected to convert an aggregate total of $3,556,234 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,215 shares of the Company’s common stock at $682 per share. As provided for in the Agreement, the Conversion Amount included original Note principal of $3,219,724, as well as $336,510 of accrued interest incurred in both fiscal 2023 and 2024.

On January 15, 2025, the Reset Date for the Series A Warrants issued in conjunction with the 2024 PIPE Offering, the final determination of the Reset Exercise Price was determined to be $8.29 per share (Note 11). Pursuant to the Reset Date and Reset Exercise Price for the Series A Warrants, and the terms and condition of the for the remaining outstanding Warrants, the exercise price for the Warrants was reduced to $8.29 per share. The differences with respect to the adjusted warrant exercise prices is treated as a deemed dividend and a reduction in net income available to common stockholders.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of June 30, 2025, and December 31, 2024. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of June 30, 2025, and December 31, 2024. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

NOTE 9. COMMON STOCK

The Company’s common stock transactions for the six-months ended June 30, 2025, consist of the following:

The Company issued 579,219 shares of common stock upon exercise of warrants.

The Company issued an additional 110 shares of common stock in connection with rounding provisions of the 1-for-10 reverse stock split effective on the Nasdaq Capital Markets, April 4, 2025.

The Company’s common stock transactions for the six-months ended June 30, 2024, consist of the following:

The Company issued 105 shares of common stock for RSUs vested during 2024.

The Company issued 5,215 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 9,382 shares of common stock upon exercise of warrants.

NOTE 10. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as Preferred Stock with a par value of $0.00001 per share comprising 25,000,000, from which the Board of Director created a class of Preferred Stock designated as Series A Convertible Preferred Stock comprising 3,000,000 shares. As of June 30, 2025 and December 31, 2024, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

On December 19, 2019, the Company’s Board of Directors created a class of Preferred Stock designated as 8% Series A-1 Convertible Preferred Stock comprising 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. As of June 30, 2025 and December 31, 2024, the Company did not have any Series A-1 Convertible Preferred Stock issued or outstanding.

On March 1, 2022, the Company’s Board of Directors created a class of shares of Preferred Stock designated as Series B Convertible Preferred Stock comprising 3,000,000 shares. As of June 30, 2025 and December 31, 2024, the Company did not have any Series B Convertible Preferred Stock issued or outstanding.

As of June 30, 2025 and December 31, 2024, the remaining 16,300,000 of unclassified Preferred Stock did not have any units issued or outstanding.

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

On March 6, 2024, pursuant to the Inducement letters, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the 2022 PIPE Offering were permanently reduced to $682 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend and a reduction in net income available to common stockholders.

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

On June 4, 2024, pursuant to the Warrant Inducement, the exercise price for Common Stock Purchase Warrants issued on September 30, 2022, in relation to the 2022 PIPE Offering were permanently reduced to $297 per share. The difference with respect to the adjusted warrant exercise price is treated as a deemed dividend of $42,539 and a reduction in net income available to common stockholders.

In October 2024, the Company entered into a private investment in public equity offering (the “2024 PIPE Offering”) pursuant to a Securities Purchase Agreement (the “Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) where the Company agreed to issue an aggregate of 202,470 units (the “Units”) at a purchase price of $40.50 per unit, each Unit consisting of one share of common stock, par value $0.00001 per share, of the Company, or one pre-funded warrant in lieu thereof, two Series A Warrants, each to purchase one share of common stock at an initial exercise price of $38 per share, and one Series B Warrant to purchase such number of common stock as will be determined on the Reset Date. The Series A Warrants also include a reset feature, where, on the Reset Date, the exercise price shall be adjusted to equal the lower of (i) the exercise price then in effect and (ii) the Reset Price determined as of the date of determination. Upon such reset of the exercise price pursuant to the Series A Warrant, the number of warrant shares issuable upon exercise of the Series A Warrant shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the issuance date for the warrant shares then outstanding. In accordance with the terms of the Series A and Series B Warrant Agreements and determination of the Reset Exercise Price in effect at December 31, 2024, the issuance of 1,603,370 Series A Warrants and 640,864 Series B Warrants. Under the terms of the Warrant Agreements, at the conclusion of the Reset Period and final determination of the Reset Exercise Price on the Reset Date, January 15, 2025, additional Series A and Series B Warrants may be issued.

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

On January 15, 2025, the Reset Date for the Series A Warrants issued in the 2024 PIPE Offering, the final determination of the Reset Exercise Price was determined to be $8.29 per share. Pursuant to the Reset Date and Reset Exercise Price, the exercise price for Series A Warrants in relation to the 2024 PIPE Offering, and the Common Stock Purchase Warrants issued on September 30, 2022 in relation to the 2022 PIPE Offering were permanently reduced to $8.29 per share. The difference with respect to the adjusted warrant exercise prices is treated as a deemed dividend and a reduction in net income available to common stockholders.

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

During the six months ended June 30, 2025, the Company received exercise notices from various institutional investors at a weighted average exercise price of approximately $8.39. In exchange for the issuance of 579,219 shares of common stock, the Company received net proceeds of $3,680,411.

The fair values of stock warrants granted during the six months ended June 30, 2025, were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	June 30, 2025	June 30, 2024
Exercise price	$7.60 - 8.29	$297.00 – 682.00
Dividend yield	0%	0%
Volatility	164%	147–173%
Risk-free interest rate	3.68-3.79%	4.13–4.50%
Expected life (years)	4.3	2.3 – 5.3

The following tables summarize the changes in the Company’s outstanding warrants during the six-month periods ended June 30, 2025:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,563,182	$9.60 – 4,675.00	4.8	$10.40	$-
Warrants granted	356,405	$7.60 – 8.29	4.3	$8.07	$-
Warrants exercised	(579,218)	$8.29 – 9.60	4.3	$8.39	$-
Warrants expired	(44)	$1,650.00	-	$1,650.00	$-
Balance at June 30, 2025	1,340,325	$7.60 – 4,675.00	4.3	$8.59	$-

The following tables summarize the changes in the Company’s outstanding warrants during the six-month periods ended June 30, 2024:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	9,642	$1,485.00-5,841.00	4.6	$1,870.00	$-
Warrants granted	21,180	$297.00-682.00	4.9	$297.00	$-
Warrants exercised	(9,382)	$297.00	-	$297.00	$-
Warrants expired	-	$-	-	$-	$-
Balance at June 30, 2024	21,440	$297.00-5,841.00	4.7	$484.00	$-

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

The Company generally recognizes share-based compensation expense either on the grant date or over the period of vesting or period that services will be provided.

Stock Options

As of June 30, 2025, and December 31, 2024, the Company had granted stock options to acquire 1,279 and 1,323 shares of common stock under the Plan, respectively. As of June 30, 2025, the Plan had 1,135 vested options and 144 non-vested options. As of December 31, 2024, the Plan had 1,048 vested options and 275 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the six months ended June 30, 2025, and 2024, the Company recorded $254,930 and $400,308, respectively, of share-based compensation expense related to stock options. For the three months ended June 30, 2025, and 2024, the Company recorded $115,252 and $185,910, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of June 30, 2025, was $218,870 which will be recognized over a weighted average period of 7.3 months.

During the six-month period ended June 30, 2025, the Company did not grant any stock options to directors, officers, employees or other third parties.

The following table summarizes the changes in the Company’s outstanding stock options during the six-month period ended June 30, 2025:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2024	1,323	$528.00-10,230.00	4.9	$2,178.70	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/forfeited	(44)	748.00-2,376.00	3.0	1,562.00	-
Balance at June 30, 2025	1,279	$528.00-10,230.00	4.8	$2,165.95	$-

Exercisable at June 30, 2025	1,135	$528.00-10,230.00	4.7	$2,217.49	$-

The following table summarizes the changes in the Company’s outstanding stock options during the six-month period ended June 30, 2024:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2023	1,541	$528.00-10,230.00	5.7	$2,211.00	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/forfeited	(86)	2,321.00 – 2,629.00-	-	$2,552.00	-
Balance at June 30, 2024	1,455	$528.00-10,230.00	5.3	$2,189.00	$-

Exercisable at June 30, 2024	1,008	$528.00-10,230.00	4.8	$2,299.00	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the six months ended June 30, 2025 and 2024, the Company granted no service based RSU’s to directors, executive officers or employees. During the six months ended June 30, 2024, 105 shares of the Company’s common stock were vested and common shares issued. Unvested RSUs granted in 2023 vest in January 2026.

The following tables summarize RSU activity under the Plan for the six-month period ended June 30, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)
Unvested at December 31, 2024	90	$1,683.00	1.0
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested at June 30, 2025	90	$1,683.00	0.50

For both the six months ended June 30, 2025, and 2024, the Company recorded $31,048, in stock-based compensation expense related to RSUs. For both the three months ended June 30, 2025, and 2024, the Company recorded $15,524 in stock-based compensation expense related to RSUs. As of June 30, 2025, total unrecognized compensation cost related to RSUs was $31,048 which will be recognized over a period of six months.

Executive Officer Stock Options and RSUs

The Company has 816 vested and 137 unvested outstanding executive officer stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 5.7 years as of June 30, 2025, and 702 vested and 251 unvested outstanding executive stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 6.2 years as of December 31, 2024. The Company had no vested and 90 unvested RSUs granted to executive officers as of June 30, 2025, and December 31, 2024, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs. As of June 30, 2025, the Company has accrued $11,164 plus accrued interest of approximately $21,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

NOTE 14. SUBSEQUENT EVENTS

In July 2025, the Company remitted payments in the aggregate amount of $1,640,000 to remaining holders of the Series A Warrants issued on October 9, 2024 in conjunction with the 2024 PIPE Financing. The payments were made to satisfy the determined True-Up Payment obligation accrued as of June 30, 2025 and will not have an impact on the Company’s ability to continue as a going concern.

On July 17, 2025, the Company’s stockholders approved and ratified an amendment to increase the number of shares authorized under the 2019 Equity Incentive Plan to 350,000 shares.

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

On March 9, 2020, our Board approved the amendment to our Certificate of Incorporation and stockholders holding 52% of our then outstanding voting stock approved an amendment to our Certificate of Incorporation. The Certificate of Amendment to our Certificate of Incorporation was for the purpose of, among other things, changing our name from “TransBiotec, Inc.” to “SOBR Safe, Inc.” The Certificate of Amendment to our Certificate of Incorporation became effective with the State of Delaware on April 24, 2020.

Pursuant to approval of an application with the Nasdaq Capital Market (“Nasdaq”) to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the six months ended June 30, 2025.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Operations, Outlook and Challenges

We provide non-invasive technology to quickly and discreetly monitor, detect and identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafeTM, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our digital enterprise and consumer channels. To that end, our SOBRsafe software platform, along with our integrated hardware devices, SOBRcheck™ and SOBRsure™, used to provide non-invasive alcohol monitoring, detection and identity verification, combine to create a robust solution that has current and potential applications in:

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

Alcohol Use Disorder and Its Effects

SOBR Safe is committed to addressing the increasing diagnosis of Alcohol Use Disorder (“AUD”) which is a medical condition characterized by an inability to control or stop the use of alcohol despite the adverse effects and consequences. Approximately 29 million individuals in the United States and 283 million globally suffer from this diagnosis where the problematic use of alcohol can result in both short- and long-term health issues including effects on behavioral wellness and overall physical health. According to the National Institute on Alcohol Abuse and Alcoholism, AUD increased by 38% during the COVID pandemic creating a surge in diagnoses and untreated cases.

In the United States, alcohol consumption and AUD can be linked to more than 200 diseases including 50% of all liver disease and 25% of pancreatitis cases and contributes to 5% of cancer related deaths. Approximately 178,000 alcohol related deaths occurred in the United States during 2022 and continue to increase annually.

Further attributing to the ongoing and ever-increasing AUD epidemic, less than 10% of those affected have available or receive treatment leaving approximately 26 million in the United States without traditional medical treatment options. The demographics of the 26 million untreated individuals cover a wide range including 17 million men and 12 million women with 1.5 million under the age of 21. Those who are not able to receive medications or clinical behavioral treatments must work to find alternative solutions to address and recover from AUD such as the SOBR Safe monitoring and detection solutions. We continue ongoing efforts to identify the wide-ranging demographics of the AUD epidemic in an effort to provide solutions defined for each group according to their treatment needs and journeys.

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

As of June 30, 2025, we have retained six channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Recent Developments

During the six-months ended June 30, 2025, the following developments occurred:

➢	Achieved an increase in revenue of 87% from the prior year six-month period coupled with an improving gross margin of 58%.
➢

Net proceeds of approximately $3.3M were received from the exercise of outstanding warrants during the quarter ended March 31, 2025, which were issued in conjunction with the 2024 PIPE Financing completed in October 2024.

➢

We effected and completed a 1-for-10 reverse stock split of the Company’s common stock on April 4, 2025, a Share Combination Event, reducing the total number of outstanding shares from approximately 15.2 million to 1.5 million. Fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split, the exercise price of the Series A Warrants issued in conjunction with the 2024 PIPE Financing was reduced to the Floor Price of $7.60 per common share. Further, the Share Combination Event resulted in the calculation of a True-up Payment due to the remaining holders limited to a ceiling of $1,640,000.

➢

Enhanced SOBRsafe's patent-pending software technology solutions with improvements to the mobile application including streamlined administration application and notification protocols and introduced new user interface elements.

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
➢

Broadened the global reach of SOBRsafe users and subscribers across 43 U.S. states, Canada, Australia, and New Zealand, while launching an alcohol detection and testing program for airport personnel and pilots outside of the U.S., building upon the Company's global footprint.

➢	Expanded business-to-business sales in the first quarter of 2025 into the family law market to address the approximate 450,000 individuals undergoing domestic monitoring.
➢

Converted the Company’s website presence to an ecommerce platform supporting both business to business and business to consumer channels facilitating hardware and software subscription sales creating a scalable mechanism for future sale growth.

➢	Launched a comprehensive customer service support center to provide broader range of service including inbound and outbound communication capabilities.
➢

Partnering with a leading university in the United States to support their research and development of a transdermal alcohol analytics platform utilizing SOBRsure devices for essential data acquisition.

Subsequent to the six-months ended June 30, 2025, the following developments occurred as detailed below:

➢ In July 2025, the Company remitted payments in the aggregate amount of $1,640,000 to remaining holders of the Series A Warrants issued on October 9, 2024 in conjunction with the 2024 PIPE Financing. The payments were made to satisfy the determined True-Up Payment obligation accrued as of June 30, 2025 and will not have an impact on the Company’s ability to continue as a going concern.

➢ On July 17, 2025, the Company’s stockholders approved and ratified an amendment to increase the number of shares authorized under the 2019 Equity Incentive Plan to 350,000 shares.

Summary of Results of Operations

Results of Operations for Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024
Revenues	$104,228	$54,191
Cost of goods and services	44,344	41,156
Gross profit	59,844	13,035

Operating expenses:
General and administrative	1,815,028	1,395,933
Stock-based compensation expense	115,252	185,910
Research and development	198,675	308,427

Total operating expenses	2,128,955	1,890,270

Loss from operations	(2,069,071)	(1,877,235)

Other income (expense):
Other income, net	75,713	13,157
Interest expense	(2,127)	(213,296)
Total other income (expense), net	73,586	(200,139)

Net loss	$(1,995,485)	$(2,077,374)

Revenue

Revenues of $104,228 for the three-month period ended June 30, 2025, have increased by $50,037, or an increase of 92.3%, as compared to the prior year period of $54,191. This increase is primarily driven by increased sales of our SOBRsure device of $29,244, or 133.0%; an increase in sales of our SOBRsure software subscriptions of $25,177, or 342.7%; and an increase in our SOBRcheck software subscriptions of $5,009. These increases have been offset by decreased sales of our SOBRcheck device of $7,365 and an increase in sales discounts of $2,312. During the three months ended June 30, 2025, the Company sold 161 unique SOBRsure 2nd generation devices after being launched in the fourth quarter of 2024. This represents an increase of 8.8% from the prior quarter unique sales of 148 SOBRsure 2nd generation devices.

Gross Profit

The cost of goods and services for the three months ended June 30, 2025, was $44,344 resulting in a gross profit of $59,884 and a gross margin of 57.5%. The cost of goods and services for the three months ended June 30, 2024 was $41,156 resulting in a gross profit of $13,035. The prior period cost of goods and services included an inventory cost adjustment of $17,434 for SOBRcheck inventory resulting in an adjusted gross margin of 53.7%.

General and Administrative Expenses

General and administrative expenses increased by $419,095, from $1,395,933 for the three-month period ended June 30, 2024, to $1,815,028 for the three-month period ended June 30, 2025. This increase is primarily attributable to an increase in professional services spend of $376,204, an increase in payroll costs of $130,938, offset by a decrease in business development expense of $60,380 and insurance spend of $23,244.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $115,252 for the three months ended June 30, 2025, compared to $185,910 for the three months ended June 30, 2024. The reduction in stock-based compensation expense is due to previously issued equity compensation awards becoming fully vested and no issuance of new awards in 2025.

Research and Development

Research and development expenses decreased by $109,752, or 35.6%, to $198,675 for the three months ended June 30, 2025, compared to $308,427 for the three months ended June 30, 2024. The decrease in research and development is due to the Company’s making improvements to its existing SOBRsafe software platform and enhancements to its mobile application, whereas the prior year spend was primarily driven by more expensive hardware development initiatives including the second generation of the SOBRsure device.

Other Income, net

Other income, net increased by $62,556 from $13,157 for the three months ended June 30, 2024, to $75,713 for the three months ended June 30, 2025. Other income consists primarily of interest income earned on cash deposits. The increase is due to more cash on hand during 2025 when compared to the same period in 2024 as a result of cash proceeds from the 2024 PIPE Financing in October 2024, and the Series A Warrant exercises completed in the fourth quarter of 2024 and the first quarter of 2025.

Interest Expense

Interest expense decreased by $211,169 from $213,296 for the three-month periods ended June 30, 2024, to $2,127 for the three months ended June 30, 2025. This decrease was due to make-whole interest related to outstanding convertible debt as the conversion of debt to common stock was completed in the prior year.

Operating Loss; Net Loss

Our operating loss increased by $191,836 from $1,877,235 for the three-month period ended June 30, 2024, compared to $2,069,071 for the three-month period ended June 30, 2025. The change in our operating loss for the three months ended June 30, 2024, compared to the same prior year period, is primarily a result in an increase in general and administrative expense as detailed above, offset by decreases in stock-based compensation and research and development expenses.

Our net loss decreased by $81,890 from $2,077,374 for the three-month period ended June 30, 2024, to $1,995,480 for the three-month period ended June 30, 2025. The change in our net loss for the three months ended June 30, 2024, compared to the same prior year period, is primarily a result in an increase our operating loss as detailed above, offset by an increase in interest income and a decrease in interest expense.

Results of Operations for Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024
Revenues	$190,845	$102,181
Cost of goods and services	79,997	65,937
Gross profit	110,848	36,244

Operating expenses:
General and administrative	3,638,497	2,811,495
Stock-based compensation expense	254,930	400,308
Research and development	239,599	410,461

Total operating expenses	4,133,026	3,622,264

Loss from operations	(4,022,178)	(3,586,020)

Other income (expense):
Other income, net	153,430	34,412
Notes payable – conversion expense	-	(585,875)
Interest expense	(5,792)	(445,812)
Total other income (expense), net	147,638	(997,275)

Net loss	$(3,874,540)	$(4,583,295)

Revenue

Revenues of $190,845 for the six-month period ended June 30, 2025, have increased by $88,664, or 86.8%, as compared to the prior year period of $102,181. This increase from the prior year period is primarily driven by increased sales of our SOBRsure device of $53,045, or 150.5%; an increase in sales of our SOBRsure subscriptions of $47,534, or 468.8%; an increase in our SOBRcheck subscriptions of $7,035, or 17.8%. These increases are offset by decreased sales of our SOBRcheck device of $16,787 and an increase in discounts of $2,312. During the first six-months of 2025, the Company sold 309 unique SOBRsure 2nd generation devices after being launched in the fourth quarter of 2024.

Gross Profit

The cost of goods and services for the six months ended June 30, 2025 was $79,997 resulting in a gross profit of $110,848 and a gross margin of 58.1%. The cost of goods and services for the six months ended June 30, 2024 was $65,937 resulting in a gross profit of $36,244. The prior period cost of goods and services included an inventory cost adjustment of $23,410 resulting in an adjusted gross margin of 58.4%.

General and Administrative Expenses

General and administrative expenses increased by $827,002, or 29.4%, from $2,811,495 for the six-month period ended June 30, 2024, to $3,638,497 for the six-month period ended June 30, 2025. This increase is primarily attributable to an increase in professional services spend of $696,752 principally in marketing efforts, an increase in payroll costs of $261,095, offset by a decrease in business development expense of $75,509 and related travel spend of $11,545 which is delayed to the second half of 2025, and decrease in insurance spend of $32,229.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $254,930 for the six months ended June 30, 2025, compared to $400,308 for the six months ended June 30, 2024. The reduction in stock-based compensation expense is due to previously issued equity compensation awards becoming fully vested and no issuance of new awards in 2025.

Research and Development

Research and development expenses for the six months ended June 30, 2025, and 2024, decreased by $170,862, or 41.6%, from $410,461 for the six months ended June 30, 2024, to $239,599 for the six months ended June 30, 2025. The decrease in research and development is due to the Company’s making improvements to its existing SOBRsafe software platform and enhancements to its mobile application, whereas the prior year spend was primarily driven by more expensive hardware development initiatives including the second generation of the SOBRsure device.

Other Income, net

Other income, net increased by $119,018 from $34,412 for the six months ended June 30, 2024 to $153,430 for the six months ended June 30, 2025. Other income consists primarily of interest income earned on cash deposits. The increase is due to more cash on hand during 2025 when compared to the same period in 2024 as a result of cash proceeds from the 2024 PIPE Financing in October 2024, and the Series A Warrant exercises completed in the fourth quarter of 2024 and the first quarter of 2025.

Interest Expense

Interest expense decreased by $440,020 from $445,812 for the six months ended June 30, 2024, to $5,792 for the six months ended June 30, 2025. This decrease was due to make-whole interest related to outstanding convertible debt as the conversion of debt to common stock was completed in the prior year.

Operating Loss; Net Loss

Our operating loss increased by $436,158, from $3,586,020 for the six-month period ended June 30, 2024, compared to $4,022,178 for the six-month period ended June 30, 2025. The change in our operating loss for the three months ended June 30, 2025, compared to the same prior year period, is primarily a result in an increase in general and administrative expense as detailed above offset by decreases in stock-based compensation and research and development expenses.

Our net loss decreased by $708,755 from $4,583,295 for the six-month period ended June 30, 2024, compared to $3,874,540 for the six-month period ended June 30, 2025. The change in our net loss for the three months ended June 30, 2025, compared to the same prior year period, is primarily a result of notes payable conversion expense not experienced in 2025 and a decrease in interest expense for make-whole interest, and an increase in interest income. These decreases were offset by the increase in our operating loss as compared to the prior period detailed above.

Liquidity and Capital Resources for Six Months Ended June 30, 2025, Compared to December 31, 2024

Introduction

During the six-months ended June 30, 2025, and 2024, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company will need additional capital in the near term. Our cash on hand as of June 30, 2025, was $8,466,322 and our current normalized operating cash flow burn rate is approximately $550,000 per month.

Management believes that cash balances and positive working capital at June 30, 2025 provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. Management anticipates additional revenue generation with the release of its second generation SOBRsure device and a comprehensive marketing plan. These plans are contingent upon the actions to be performed by the Company which have been implemented through the quarter and will continue into future periods, however, these conditions have not been met on or before June 30, 2025. The Company has acquired additional proceeds net of transactional costs from the exercise of outstanding warrants, net of transactional costs, of approximately $3,395,021 during the first quarter of 2025, increasing the Company’s cash balances. As such, Management believes despite limited revenue generation and positive operating cash flows being generated in the past, adequate cash balances and working capital are available to support ongoing operations for the next twelve months and the Company will continue as a going concern at June 30, 2026.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2025, and as of December 31, 2024, respectively, are as follows:

	June 30, 2025	December 31, 2024	Change
Cash	$8,466,322	$8,384,042	$82,280
Total current assets	8,799,621	8,872,074	(72,453)
Total assets	10,856,720	11,171,203	(314,483)
Total current liabilities	2,786,735	1,276,889	1,509,846
Total liabilities	2,817,618	1,368,882	1,448,736

Our total current assets and total assets decreased as of June 30, 2025, as compared to December 31, 2024, primarily due to a decrease in prepaid expenses of approximately $100,000, amortization of SOBRsafe Intellectual Technology and Right-of-Use assets of approximately $242,000, lower inventory on hand of approximately $35,000, and collection of receivables of approximately $19,000, offset by an increase in cash on hand of approximately $82,000.

Our total current liabilities and total liabilities increased as of June 30, 2025, as compared to December 31, 2024. The increase was primarily due to the accrual for the Series A Warrant True-up Payment obligation of $1,640,000 during the period, offset by the decrease in accounts payable and accrued expenses of approximately $54,000, and payment of the balance of the insurance premium note payable and operating lease liabilities of approximately $155,000.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $3,313,203 for the six-month period ended June 30, 2025, as compared to net cash used in operating activities of $3,049,161 for the six-month period ended June 30, 2024. For the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $3,874,540, offset by non-cash expense items including amortization of $192,732, stock-based compensation expense of $254,930, non-cash lease expense of $49,298, and changes in our assets and liabilities for accounts receivable of ($22,524), inventory of $35,112, prepaid expenses of $115,082, other assets of $41,918, accounts payable of $63,738, accrued expenses of ($133,086), and operating lease liabilities of ($53,794).

For the period in 2024, the net cash used in operating activities of $3,049,161 consisted primarily of our net loss of $4,583,295, offset by non-cash expense items including amortization of $192,732, amortization of debt discounts of $237,250, stock-based compensation expense of $400,307, non-cash interest expense of $336,510, non-cash lease expense of $44,284, non-cash conversion expense of $585,875 and changes in our assets and liabilities for accounts receivable of ($9,708), inventory of $60,844, prepaid expenses of $81,051, accrued expenses of ($208,212), accrued interest payable of ($128,214), and operating lease liabilities of ($46,872).

Investments

We had no cash provided by or used in investing activities during the six-month periods ended June 30, 2025, or June 30, 2024.

Financing

Our net cash provided by financing activities for the six-months ended June 30, 2025, was $3,395,483. For the six-months ended June 30, 2025, our net cash from financing activities consisted of proceeds from the exercise of warrants of $3,680,411, offset by issuance costs of $184,021 and financing payments of $100,907 for annual insurance premiums.

Our net cash provided by financing activities for the six-months ended June 30, 2024, was $2,425,418. During the six-month period ended June 30, 2024, we received gross proceeds from the exercise of warrants of $2,786,174 which was offset by transactional costs of $360,756.

Contractual Obligations and Commitments

At June 30, 2025, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$149,502	$118,619
Total contractual cash obligations	$149,502	$118,619

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2025, and December 31, 2024.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended June 30, 2025, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of June 30, 2025. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six-month period ended June 30, 2025, that were not previously reported in a Current Report on Form 8K.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of June 30, 2025, this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of June 30, 2025, this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of June 30, 2025, this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of June 30, 2025, this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of June 30, 2025, this note was in default.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

On April 21, 2025, Ms. Noreen Butler notified the Board of her resignation as a director from the Board effective immediately.  Her decision to resign from the Board was not related to any disagreement with the Company on any matter relating to its operations, policies or practices.

Effective May 1, 2025, Ms. Kris Pederson was appointed a director of the Company by the Board to fill a vacancy created by the departure of Noreen Butler as a director of the Company on April 21, 2025.  In addition to serving on the Board, Ms. Pederson has also been appointed as chairperson of the Company’s Nominating and Corporate Governance Committee.

On May 1, 2025, the Company and Christopher Whitaker, its Chief Financial Officer, Treasurer, and Executive Vice-President of Business Operation and Marketing, entered into an employment agreement to continue to serve as the Company’s Chief Financial Officer, effective March 1, 2025 for a one-year term, subject to automatic renewal of successive one-year periods (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Whitaker will receive a base salary of $255,000 for the first calendar year of the term, which may be adjusted as recommended by the Company’s Chief Executive Officer and the Compensation Committee of the Board (the “Compensation Committee”). In addition, Mr. Whitaker is entitled to participate in the Company’s annual bonus plan and may receive no less than 25% of his base salary for the calendar year, subject to the target goals and criteria set by the CEO and approved by the Compensation Committee and Board.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Imagine Media, Ltd.

3.2 (2)	Certificate of Amendment to Certificate of Incorporation to TransBiotec, Inc.

3.3 (3)	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017

3.4 (4)	Amended and Restated Bylaws of SOBR Safe, Inc. dated July 17, 2025

3.5 (5)

Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares

3.6 (6)	Certificate of Amendment to Certificate of Incorporation dated September 25, 2024

3.7 (7)	Certificate of Amendment to Certificate of Incorporation dated March 31, 2025

10.1 (8)	Employment Agreement between the Company and CFO effective March 31, 2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer

32.1*	Section 1350 Certification of Chief Executive Officer (furnished not filed herewith)

32.2*	Section 1350 Certification of Chief Accounting Officer (furnished not filed herewith)

101.INS **	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH **	Inline XBRL Taxonomy Extension Schema Document

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form SB-2, filed with the Commission on January 31, 2008

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on November 6, 2012

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 6, 2019

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on July 18, 2025

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on June 11, 2020

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 1, 2024

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on April 4, 2025

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on May 13, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: August 7, 2025		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

