Form 10-Q
period 2025-09-30
SOBR Safe, Inc.
filed 2025-11-12
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 1,516,255 shares of common stock, $0.00001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025, and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025, and 2024, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)

Current assets
Cash	$4,711,664	$8,384,042
Accounts receivable, net	32,384	24,460
Inventory	142,230	224,875
Prepaid expenses	313,521	192,637
Other current assets	19,161	46,060
Total current assets	5,218,960	8,872,074

Property and equipment, net	36,264	-
Intellectual technology, net	1,798,867	2,087,965
Operating lease right-of-use assets, net	108,769	183,737
Other assets	27,427	27,427
Total Assets	$7,190,287	$11,171,203

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$394,978	$422,557
Accrued expenses	360,012	498,128
Accrued interest payable	113,422	105,501
Deferred revenue	10,092	-
Operating lease liabilities, current portion	121,584	111,303
Notes payable - related parties, net	11,810	11,810
Notes payable - non-related parties, net	210,664	127,590
Total current liabilities	1,222,562	1,276,889

Operating lease liabilities, less current portion	-	91,993
Total Liabilities	1,222,562	1,368,882

Commitments and contingencies
Stockholders' Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized, 1,516,238 and 936,926 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	15	94
Treasury stock, at cost; 17 and 16 shares as of September 30, 2025 and December 31, 2024, respectively	(38,015)	(38,015)
Additional paid-in capital	110,499,728	108,222,324
Accumulated deficit	(104,440,303)	(98,328,395)
Total SOBR Safe, Inc. stockholders' equity	6,021,425	9,856,008
Noncontrolling interest	(53,700)	(53,687)
Total Stockholders' Equity	5,967,725	9,802,321

Total Liabilities and Stockholders' Equity	$7,190,287	$11,171,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$108,893	$46,129	$299,738	$148,310
Cost of goods and services	71,026	15,992	151,023	81,929
Gross profit	37,867	30,137	148,715	66,381

Operating expenses:
General and administrative	2,117,641	1,499,296	5,756,138	4,310,791
Stock-based compensation expense	115,250	184,243	370,180	584,551
Research and development	30,102	194,466	269,701	604,927
Total operating expenses	2,262,993	1,878,005	6,396,019	5,500,269

Loss from operations	(2,225,126)	(1,847,868)	(6,247,304)	(5,433,888)

Other income (expense):
Other income, net	47,459	12,566	200,889	46,978
Notes payable – conversion expense	-	-	-	(585,875)
Interest expense	(8,961)	(5,908)	(14,753)	(451,720)
Total other income (expense), net	38,498	6,658	186,136	(990,617)

Loss before provision for income taxes	(2,186,628)	(1,841,210)	(6,061,168)	(6,424,505)

Provision for income taxes	-	-	-	-

Net loss	(2,186,628)	(1,841,210)	(6,061,168)	(6,424,505)
Net loss attributable to noncontrolling interest	4	4	13	13
Net loss attributable to SOBR Safe, Inc.	$(2,186,624)	$(1,841,206)	$(6,061,155)	$(6,424,492)

Deemed dividends related to Convertible Debt Warrants down round provision	-	-	(1,833)	(23,270)
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	(1,547)	(46,875)
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	(1,455,805)
Deemed dividends related to 2024 PIPE Warrants round down provision	-	-	(47,373)	-
Warrant Inducement transactional costs	-	-	-	(341,297)

Net loss attributable to common stockholders	$(2,186,624)	$(1,841,206)	$(6,111,908)	$(8,291,739)

Basic and diluted loss per common share	$(1.44)	$(58.26)	$(4.21)	$(353.65)

Weighted average number of common shares outstanding	1,516,238	31,605	1,451,713	23,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Treasury Stock		Additional		Stockholders' Equity		Total
	Shares	Amount ($0.00001 Par)	Shares	Amount	Paid-in Capital	Accumulated Deficit	SOBR Safe, Inc.	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2023	16,905	2	(12)	(38,015)	89,840,201	(87,765,981)	2,036,207	(53,670)	1,982,537
Common stock issued for restricted stock units vested	105	1	-	-	(1)	-	-	-	-
Common stock issued upon conversion of convertible debt	1,180	13	-	-	1,247,909	-	1,247,922	-	1,247,922
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	214,398	-	214,398	-	214,398
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	42,539	(42,539)	-	-	-
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-	-	-	1,455,805	(1,455,805)	-	-	-
Net loss	-	-	-	-	-	(2,505,916)	(2,505,916)	(5)	(2,505,921)
Balance at March 31, 2024	18,190	16	(12)	(38,015)	92,824,121	(91,793,511)	992,611	(53,675)	938,936
Common stock issued upon conversion of convertible debt	4,035	44	-	-	2,217,565	-	2,217,609	-	2,217,609
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	185,909	-	185,909	-	185,909
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	4,336	(4,336)	-	-	-
Common stock issued upon exercise of warrants	9,382	103	-	-	2,766,612	(341,297)	2,425,418	-	2,425,418
Net loss	-	-	-	-	-	(2,077,370)	(2,077,370)	(4)	(2,077,374)
Balance at June 30, 2024	31,607	163	(12)	(38,015)	97,998,543	(94,216,514)	3,744,177	(53,679)	3,690,498
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	184,243	-	184,243	-	184,243
Net loss	-	-	-	-	-	(1,841,206)	(1,841,206)	(4)	(1,841,210)
Balance at September 30, 2024	31,607	$163	(12)	$(38,015)	$98,182,786	$(96,057,720)	$2,087,214	$(53,683)	$2,033,531

	Common Stock		Treasury Stock		Additional		Equity		Total
	Shares	Amount ($0.00001 Par)	Shares	Amount	Paid-in Capital	Accumulated Deficit	SOBR Safe, Inc.	Noncontrolling Interest	Stockholders’ Equity
Balance at December 31, 2024	936,926	94	(16)	(38,015)	108,222,324	(98,328,395)	9,856,008	(53,687)	9,802,321
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	139,678	-	139,678	-	139,678
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	1,547	(1,547)	-	-	-
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	1,833	(1,833)	-	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	47,373	(47,373)	-	-	-
Common stock issued upon exercise of warrants	579,219	58	(1)	-	3,496,333	-	3,496,391	-	3,496,391
Net loss	-	-	-	-	-	(1,879,051)	(1,879,051)	(4)	(1,879,055)
Balance at March 31, 2025	1,516,145	152	(17)	(38,015)	111,909,088	(100,258,199)	11,613,026	(53,691)	11,559,335
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	115,252	-	115,252	-	115,252
True-up payment related to 2024 PIPE Warrants	-	-	-	-	(1,640,000)	-	(1,640,000)	-	(1,640,000)
Additional common stock issued upon reverse stock split	110	-	-	-	-	-	-	-	-
Adjustment to common stock to $0.00001 par value upon reverse stock split		(137)			137
Net loss	-	-	-	-	-	(1,995,480)	(1,995,480)	(5)	(1,995,485)
Balance at June 30, 2025	1,516,255	$15	(17)	$(38,015)	$110,384,477	$(102,253,679)	$8,092,798	$(53,696)	$8,039,102
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	115,251	-	115,251	-	115,251
Net loss	-	-	-	-	-	(2,186,624)	(2,186,624)	(4)	(2,186,628)
Balance at September 30, 2025	1,516,255	$15	(17)	$(38,015)	$110,499,728	$(104,440,303)	$6,021,425	$(53,700)	$5,967,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(6,061,168)	$(6,424,505)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	291,006	289,098
Amortization of debt discounts	-	237,250
Non-cash lease expense	74,968	67,315
Non-cash interest expense	7,921	336,510
Non-cash conversion expense	-	585,875
Bad debt expense	9,490	202
Stock-based compensation expense	370,181	584,551
Changes in assets and liabilities:
Accounts receivable	(17,414)	(20,573)
Inventory	82,645	72,798
Prepaid expenses	152,162	86,566
Other assets	26,899	(21,534)
Accounts payable	(27,579)	(200,355)
Accrued expenses	(168,017)	(306,941)
Accrued interest payable	-	(126,086)
Deferred revenue	10,092	-
Operating lease liabilities	(81,712)	(71,199)
Net cash used in operating activities	(5,330,526)	(4,911,028)

Investing Activities:
Purchase of property and equipment	(38,172)	-
Net cash used in investing activities	(38,172)	-

Financing Activities:
Repayments of notes payable - non-related parties	(160,070)	-
Proceeds from exercise of stock warrants	3,680,411	2,786,174
Payment of transactional costs for exercise of warrants	(184,021)	(360,756)
Payment of 2024 PIPE Warrant True-up Payment	(1,640,000)	-
Net cash provided by financing activities	1,696,320	2,425,418

Net Change In Cash	(3,672,378)	(2,485,610)

Cash At The Beginning Of The Period	8,384,042	2,790,147

Cash At The End Of The Period	$4,711,664	$304,537

Schedule Of Non-Cash Investing And Financing Activities:
Deemed dividends related to Convertible Debt Warrants down round provision	$1,833	$23,270
Deemed dividends related to 2022 PIPE Warrants down round provision	$1,547	$46,875
Deemed dividends related to Original Warrants and New Warrants down round provision	$-	$1,455,805
Deemed dividends related to 2024 PIPE warrants round down provision	$47,373	$-
Non-related party debt converted to capital	$-	$2,879,279
Warrant inducement transactional costs	$-	$341,297
Financing of prepaid insurance premiums	$-	$(161,896)

Supplemental Disclosure:
Cash paid for interest	$6,833	$266
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company,” “we,” “us,” and “our”) is a cloud-based software platform and device producer headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patent pending touch-based alcohol detection products, SOBRcheckTM and SOBRsureTM, enabling non-invasive alcohol monitoring and detection, biometric identity verification, and qualified, real-time cloud-based alerts and reporting. Currently our principal markets are located in North America.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2025, and December 31, 2024, and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025, and 2024.

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

At September 30, 2025 and December 31, 2024, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at September 30, 2025, and December 31, 2024.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $25,000 in allowance for credit losses at September 30, 2025 and December 31, 2024, respectively.

Inventory

Inventory is comprised of component parts and finished product, and valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at September 30, 2025, and December 31, 2024.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at September 30, 2025, and December 31, 2024. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Long-Lived Assets

The Company records intangible assets based on estimated fair value on the date of acquisition. Long-lived assets consist of net property and equipment and intangible assets. The finite-lived intangible assets are intellectual property and are amortized on a straight-line basis over the estimated lives of the assets.

The Company assesses impairment of long-lived assets when events or changes in circumstances indicates that their carrying value amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or, expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the nine months ended September 30, 2025 and 2024, respectively.

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

The Company has elected to charge shipping, freight, and delivery costs to customers as a source of revenue to offset respective costs when control has transferred to the customer.

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

Stock-based Compensation

The Company uses the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants, options, and restricted stock units). The fair value of each warrant and option is estimated on the date of grant using the Black-Scholes options pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The Company has not paid dividends historically and does not expect to pay them in the future. Expected volatilities are based on weighted averages of the historical volatility of the Company’s common stock, estimated over the expected term of the awards. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term as historically the Company had limited activity surrounding its awards. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The grant date fair value of a restricted stock unit equals the closing price of our common stock on the trading day of the grant date.

Research and Development

Research and development costs are expensed as incurred. The Company incurs research and development costs as it acquires new knowledge to bring about significant improvements in the functionality and design of its products and software.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $1,154,644 and $156,056 during the nine months ended September 30, 2025, and 2024, respectively. Advertising and marketing costs were $389,265 and $48,050 during the three months ended September 30, 2025, and 2024, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at September 30, 2025, and December 31, 2024, as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares at September 30, 2025 and 2024, have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	September 30,	September 30,
	2025	2024
Stock options	1,256	1,422
Restricted stock units	90	90
Warrants	1,340,316	21,440
Convertible instruments	2	1
Total dilutive securities	1,341,664	22,953

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

Concentration of Customers – To date, the Company’s sales have been made to a limited number of customers. Should the Company continue to conduct sales to a limited number of customers and remain highly concentrated, revenue may experience significant period-to-period shifts and may decline if the Company were to lose one or more of its customers, or if the Company were unable to obtain new customers.

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

As of September 30, 2025, the Company has an accumulated deficit of approximately $104,440,000. During the nine months ended September 30, 2025, the Company experienced negative cash flows from operating activities of approximately $5,331,000. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

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

Management believes that cash balances of approximately $4,712,000 and positive working capital of approximately $3,996,000 at September 30, 2025, do not provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes the release of its second generation SOBRsureTM device in the fourth quarter of 2024 and a comprehensive 2025 marketing plan have positioned the Company to generate improvement in the generation of both revenue and positive cash flows from sales. In addition, the Company’s plans and ability to access capital sources and implement expense-reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of September 30, 2025. These plans are contingent upon the actions to be performed by the Company, and these conditions have not been met on or before November 12, 2025. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of September 30, 2025.

NOTE 3. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2025	2024
Component parts	$65,741	$80,164
Finished goods	76,489	144,711
Inventory	$142,230	$224,875

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2025	2024
Insurance	$256,645	$165,041
Deposit	15,736	15,736
Other	41,140	11,860
Prepaid expenses	$313,521	$192,637

On July 1, 2025, the Company purchased annual general risk and director and officers’ insurance policies prepaying annual premiums of $341,306 through an eight-month financing arrangement on the same date (see Note 9). The Company recorded $254,371 and $283,119 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the nine months ended September 30, 2025 and 2024. The Company recorded $85,347 and $83,519 of insurance expense related to the prepaid annual general risk and directors & officers insurance premiums during the three months ended September 30, 2025 and 2024.

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

For the nine months ended September 30, 2025, total operating lease expense was $152,454, which included $58,936 of variable lease expense. For the three months ended September 30, 2025, total operating lease expense was $51,923 which included $20,750 of variable lease expense. For the nine months ended September 30, 2024, total operating lease expense was $147,878, of which $61,104 was attributable to variable lease expenses. For the three months ended September 30, 2024, total operating lease expense was $50,123, of which $21,198 was attributable to variable lease expenses.

Operating lease obligations recorded on the condensed consolidated balance sheet at September 30, 2025 are as follows:

Operating lease liabilities, current portion	$121,584
Operating lease liabilities, long-term	-
Total operating lease liabilities	$121,584

Future lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet at September 30, 2025 are as follows:

2025	$32,126
2026	95,063
Total undiscounted future minimum lease payments	127,189
Less imputed interest	(5,605)
Total operating lease liabilities	$121,584

The weighted-average remaining lease term is 12 months, and the weighted-average discount rate is 10%.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2025	December 31, 2024
Leasehold improvements	$8,462	$-
Furniture and fixtures	29,710	-
Total property and equipment	38,172	-
Accumulated depreciation	(1,908)	-
Net property and equipment	$36,264	$-

Total depreciation expense was $1,908 for both the nine and the three months ended September 30, 2025. There was no depreciation expense for both the nine and the three months ended September 30, 2024.

NOTE 7. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafeTM  Intellectual Technology and consist of the following:

	September 30, 2025	December 31, 2024
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(2,055,808)	(1,766,710)
Net intangible asset	$1,798,867	$2,087,965
Amortization period (in years)	10	10

Amortization expense was $289,098 for each of the nine months ended September 30, 2025, and 2024. Amortization expense was $96,366 for both the three months ended September 30, 2025 and 2024.

Estimated future amortization expense for SOBRsafeTM Intellectual Technology intangible assets is as follows:

2025	$96,366
2026	385,464
2027	385,464
2028	385,464
2029	385,464
Thereafter	160,645
Total future amortization expense	$1,798,867

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Consulting services	$203,956	$293,395
Other	156,056	204,733
Total accrued expenses	$360,012	$498,128

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	September 30, 2025	December 31, 2024
Non-convertible note payable	$11,810	$11,810
Less current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for the related party notes was none for both three and nine months ended September 30, 2025 and 2024.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	September 30, 2025	December 31, 2024
Convertible notes payable	$9,183	$9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	183,981	100,907
Net non-related party notes payable	210,664	127,590
Current portion	(210,664)	(127,590)
Net long-term portion	$-	$-

Total interest expense for non-related party notes was $14,753 and $70,078 for the nine months ended September 30, 2025, and 2024, respectively. Total interest expense for non-related party notes was $8,961 and $5,593 for the three months ended September 30, 2025, and 2024, respectively.

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

In March, May, and June of 2024, noteholders elected to convert an aggregate total of $3,556,234 (the “Conversion Amount”) pertaining to the 2023 Debt Offering into 5,215 shares of the Company’s common stock at $682 per share. As provided for in the Agreement, the Conversion Amount included an original Note principal of $3,219,724, as well as $336,510 of accrued interest incurred in both fiscal 2023 and 2024.

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of September 30, 2025, and December 31, 2024. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of September 30, 2025, and December 31, 2024. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

Premium Financing Notes Payable

On July 1, 2025, the Company entered into a financing agreement for payment of its annual insurance premiums for coverage from July 2025 through June 2026 totaling $341,306. The financing agreement required an initial down payment of $68,261 with the remaining amount of $273,045 financed for a nine-month period at an annual interest rate of 8.6% with monthly payments of $31,441 beginning August 2025.

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

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the nine months ended September 30, 2025, consist of the following:

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

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as Preferred Stock with a par value of $0.00001 per share comprising 25,000,000, from which the Board of Director created a class of Preferred Stock designated as Series A Convertible Preferred Stock comprising 3,000,000 shares. As of September 30, 2025 and December 31, 2024, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

On December 19, 2019, the Company’s Board of Directors created a class of Preferred Stock designated as 8% Series A-1 Convertible Preferred Stock comprising 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. As of September 30, 2025 and December 31, 2024, the Company did not have any Series A-1 Convertible Preferred Stock issued or outstanding.

On March 1, 2022, the Company’s Board of Directors created a class of shares of Preferred Stock designated as Series B Convertible Preferred Stock comprising 3,000,000 shares. As of September 30, 2025 and December 31, 2024, the Company did not have any Series B Convertible Preferred Stock issued or outstanding.

As of September 30, 2025 and December 31, 2024, the remaining 16,300,000 of unclassified Preferred Stock did not have any units issued or outstanding.

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

On January 15, 2025, the Reset Date for the Series A Warrants issued in the 2024 PIPE Offering, the final determination of the Reset Exercise Price was determined to be $8.29 per share. Pursuant to the Reset Date and Reset Exercise Price, the exercise price for Series A Warrants in relation to the 2024 PIPE Offering, and the Common Stock Purchase Warrants issued on September 30, 2022, in relation to the 2022 PIPE Offering, were permanently reduced to $8.29 per share resulting in an additional 225,450 warrants issued to the remaining warrant holders. The difference with respect to the adjusted warrant exercise prices is treated as a deemed dividend and a reduction in net income available to common stockholders.

On April 11, 2024, pursuant to the terms and conditions of the Series A Warrants issued on October 9, 2024 in conjunction with the 2024 PIPE Financing, the Company evaluated the impact of the 1-for-10 reverse split of the Company’s common stock, or Share Combination Event, on the Nasdaq Capital Markets. The terms of the Series A Warrant Agreement stipulate in the event of Share Combination Event, or reverse split, where the resulting closing share price is lower than the then Exercise Price, the Exercise Price will be reduced to the Floor Price determined in the Warrant Agreement of $7.60 per warrant. Following the Share Combination Event, the Exercise Price of the Series A Warrants was reduced to the Floor Price prescribed in the terms of the respective Warrant Agreement at $7.60 per share resulting in an additional 110,273 warrants issued to the remaining warrant holders. Further, should the resulting closing share price be below the Floor Price during a period of five trading days after the Share Combination Event, the calculated difference between the lowest volume-weighted-average price (“VWAP”) of the Company’s stock during the five-trading day period and the Floor Price of the then outstanding Series A Warrants outstanding shall be paid pro rata to the remaining holders of the warrants (the “True-up Payment”), not to exceed $1,640,000. The lowest VWAP during the trading period of $4.71 was determined to be below the Floor Price resulting in a True-up Payment due to the remaining holders of $1,640,000. The True-up Payment balance due was paid in full to the remaining holders in July 2025.

During the nine months ended September 30, 2025, the Company received exercise notices from various institutional investors at a weighted average exercise price of approximately $8.39. In exchange for the issuance of 579,219 shares of common stock, the Company received net proceeds of $3,680,411.

The fair values of stock warrants granted during the nine months ended September 30, 2025, were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	September 30, 2025	September 30, 2024
Exercise price	$ 7.60 - 8.29	$ 297.00 – 682.00
Dividend yield	0%	0%
Volatility	148-156%	147–173%
Risk-free interest rate	3.61-3.74%	4.13–4.50%
Expected life (years)	4.3	2.3 – 5.3

The following tables summarize the changes in the Company’s outstanding warrants during the nine months ending September 30, 2025:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,563,182	$ 9.60 – 4,675.00	4.8	$10.40	$-
Warrants granted	356,405	$ 7.60 – 8.29	4.0	$8.07	$-
Warrants exercised	(579,219)	$ 8.29 – 9.60	4.3	$8.39	$-
Warrants expired	(52)	$ 1,650-4,675	-	$2,164	$-
Balance at September 30, 2025	1,340,316	$ 7.60 – 4,675.00	4.0	$8.45	$-

The following tables summarize the changes in the Company’s outstanding warrants during the nine months ending September 30, 2024:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	9,642	$ 1,485.00-5,841.00	4.6	$1,870.00	$-
Warrants granted	21,180	$ 297.00-682.00	4.9	$297.00	$-
Warrants exercised	(9,382)	$297.00	-	$297.00	$-
Warrants expired	-	$-	-	$-	$-
Balance at September 30, 2024	21,440	$ 297.00-5,841.00	4.5	$484.00	$-

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

Stock Options

As of September 30, 2025, and December 31, 2024, the Company had outstanding stock options to acquire 1,256 and 1,323 shares of common stock under the Plan, respectively. As of September 30, 2025, the Plan had 1,167 vested options and 89 non-vested options. As of December 31, 2024, the Plan had 1,048 vested options and 275 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the nine months ended September 30, 2025, and 2024, the Company recorded $323,609 and $537,980, respectively, of share-based compensation expense related to stock options. For the three months ended September 30, 2025, and 2024, the Company recorded $99,727 and $168,720, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of September 30, 2025, was $119,143 which will be recognized over a weighted-average period of 5 months.

During the nine months ended September 30, 2025, the Company did not grant any stock options to directors, officers, employees or other third parties.

The following table summarizes the changes in the Company’s outstanding stock options during the nine months ended September 30, 2025:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2024	1,323	$ 528.00-10,230.00	4.9	$2,178.70	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/forfeited	(67)	748.00-2,376.00	-	1,607.31	-
Balance at September 30, 2025	1,256	$ 528.00-10,230.00	4.7	$2,170.91	$-

Exercisable at September 30, 2025	1,167	$ 528.00-10,230.00	4.7	$2,220.95	$-

The following table summarizes the changes in the Company’s outstanding stock options during the nine months ended September 30, 2024:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2023	1,541	$ 528.00-10,230.00	5.7	$2,211.00	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/forfeited	(119)	2,321.00 – 2,629.00-	-	$2,552.00	-
Balance at September 30, 2024	1,422	$ 528.00-10,230.00	5.2	$2,178.70	$-

Exercisable at September 30, 2024	1,075	$ 528.00-10,230.00	4.7	$2,267.10	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the nine months ended September 30, 2025 and 2024, the Company granted no service based RSUs to directors, executive officers or employees. During the nine months ended September 30, 2024, 105 shares of the Company’s common stock were vested and common shares issued. Unvested RSUs granted in 2023 will vest in January 2026.

The following tables summarize RSU activity under the Plan for the nine months ended September 30, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)
Unvested at December 31, 2024	90	$1,683.00	1.0
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested at September 30, 2025	90	$1,683.00	0.25

For both the nine months ended September 30, 2025, and 2024, the Company recorded $46,571, in stock-based compensation expense related to RSUs. For both the three months ended September 30, 2025, and 2024, the Company recorded $15,524 in stock-based compensation expense related to RSUs. As of September 30, 2025, total unrecognized compensation cost related to RSUs was $15,524 which will be recognized over a period of 3.0 months.

Executive Officer Stock Options and RSUs

The Company has 869 vested and 84 unvested outstanding executive officer stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 4.1 years as of September 30, 2025, and 702 vested and 251 unvested outstanding executive stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 6.2 years as of December 31, 2024. The Company had no vested and 90 unvested RSUs granted to executive officers as of September 30, 2025, and December 31, 2024, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiffs perfected the judgment against the Company, but we have not heard from the Plaintiffs. As of September 30, 2025, the Company has accrued a principal balance of $11,164 plus accrued interest of approximately $22,209. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

Reverse Stock Split

At the open of the market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq Capital Markets (“Nasdaq”). As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices, have been adjusted to reflect the reverse stock split.

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

Pursuant to approval of an application with the Nasdaq Capital Market to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on the Nasdaq on May 16, 2022. Prior to this uplist to the Nasdaq exchange, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the nine months ended September 30, 2025.

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

Since inception we have generated significant losses from operations and anticipate that we will continue to generate significant losses for the foreseeable future. Our success is dependent on our ability to access additional capital. Additional capital will be required under the following circumstances: 1) to offset negative cash flows from operations, 2) to accelerate customer acquisition, thereby increasing capital outlay, 3) for advanced purchasing of materials, 4) for the development and acquisition of new technology, 5) for potential acquisition of a key asset, and 6) for sales expansion.

Alcohol Use Disorder and Its Effects

SOBR Safe is committed to addressing the increasing diagnosis of Alcohol Use Disorder (“AUD”) which is a medical condition characterized by an inability to control or stop the use of alcohol despite the adverse effects and consequences. According to the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) approximately 29 million individuals in the United States and 283 million globally suffer from this diagnosis where the problematic use of alcohol can result in both short- and long-term health issues including effects on behavioral wellness and overall physical health. The NIAA also notes AUD increased by 38% during the COVID pandemic creating a surge in diagnoses and untreated cases.

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

We have begun executing a strategic initiative to expand beyond our core cloud-based alcohol monitoring and detection solutions to establish a broader presence within the health and wellness ecosystem. This evolution reflects SOBR’s commitment to supporting users not only in maintaining sobriety but also in achieving overall physical and mental well-being. Approximately 40% of Americans who experience AUD each year also experience depression, and around 35% live with anxiety. This overlap highlights a sizable total addressable market that spans behavioral health providers including sober living facilities, intensive outpatient programs, and residential treatment centers as well as retail consumers managing recovery for themselves or supporting a loved one.  We believe this expansion will strengthen user engagement, diversify revenue streams, and position the Company as a comprehensive wellness technology provider in the future. Our ongoing focus will be placed on product innovation, providing data-driven user insights, and ensuring that new offerings remain consistent with our mission to promote a healthier, safer world free from the impacts of alcohol with balanced lifestyles.

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

As of September 30, 2025, we have retained six channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Recent Developments

During the nine months ended September 30, 2025, the following developments occurred:

➢	Achieved an increase in revenue of 102.1% from the prior year nine-month period.
➢

Net proceeds of approximately $3.3M were received from the exercise of outstanding warrants during the quarter ended March 31, 2025, which were issued in conjunction with the 2024 PIPE Financing completed in October 2024.

➢

We effected and completed a 1-for-10 reverse stock split of the Company’s common stock on April 4, 2025, a Share Combination Event, reducing the total number of outstanding shares from approximately 15.2 million to 1.5 million. Fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split, the exercise price of the Series A Warrants issued in conjunction with the 2024 PIPE Financing was reduced to the Floor Price of $7.60 per common share. Further, the Share Combination Event resulted in the calculation of a True-up Payment due to the remaining holders limited to a ceiling of $1,640,000, which was paid in full in July 2025.

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

➢	Initiated a robust marketing campaign in March 2025 which was executed in April 2025 to correspond with the National Council on Alcohol and Drug Dependence Alcohol Awareness Month.
➢	Additional marketing focused campaigns have been conducted to coincide with key national initiatives including Recovery Month in September 2025.
➢

Broadened the global reach of SOBRsafe users and subscribers across all 50 U.S. states, Canada, Australia, and New Zealand, while launching an alcohol detection and testing program for airport personnel and pilots outside of the U.S., building upon the Company's global footprint.

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

➢	Launched a comprehensive customer service support center to provide broader range of services including inbound and outbound communication capabilities.
➢

Partnering with a leading university in the United States to support their research and development of a transdermal alcohol analytics platform utilizing SOBRsure devices for essential data acquisition.

➢	On July 17, 2025, the Company’s stockholders approved and ratified an amendment to increase the number of shares authorized under the 2019 Equity Incentive Plan to 350,000 shares.

Subsequent to the nine months ended September 30, 2025, the following developments occurred as detailed below:

➢

As of October 31, 2025, the Company has successfully exited the one-year monitoring period by the Nasdaq Listing Qualification staff which expired on October 30, 2025. Thus, the Company is no longer subject to limitations surrounding the granting of addition time periods to cure and regain compliance with applicable Nasdaq listing requirements should the Company fall out of compliance in the future.

Summary of Results of Operations

Results of Operations for Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024
Revenues	$108,893	$46,129
Cost of goods and services	71,026	15,992
Gross profit	37,867	30,137

Operating expenses:
General and administrative	2,117,641	1,499,296
Stock-based compensation expense	115,250	184,243
Research and development	30,102	194,466
Total operating expenses	2,262,993	1,878,005

Loss from operations	(2,225,126)	(1,847,868)

Other income (expense):
Other income, net	47,459	12,566
Interest expense	(8,961)	(5,908)
Total other income, net	38,498	6,658

Net loss	$(2,186,628)	$(1,841,210)

Revenue

Revenues of $108,893 for the three months ended September 30, 2025 have increased by $62,764, or an increase of 136.1%, as compared to the prior year period of $46,129. This increase is primarily driven by increased sales of our SOBRsure device of $25,059, or 336.0%, and an increase in sales of our SOBRsure software subscriptions of $41,915, or 312.5%. These increases have been offset by increases in sales returns and discounts of $7,130. During the three months ended September 30, 2025, the Company sold 277 unique SOBRsure 2nd generation devices, representing an increase of 55.6% from 178 unique sales of SOBRsure 2nd generation devices during the three months ended June 30, 2025.

Gross Profit

The cost of goods and services for the three months ended September 30, 2025, was $71,026 resulting in a gross profit of $37,867 and a gross margin of 34.8%. The cost of goods and services for the three months ended September 30, 2024 was $15,992 resulting in a gross profit of $30,137 and a gross margin of 65.3%. The decrease in gross margin is primarily driven by two factors: (i) strategic price reductions to the SOBRsure devices and software subscriptions and (ii) an increase in cost of goods associated with product replacements. The pricing adjustments reflect a proactive approach to enhancing market competitiveness and expanding our customer base. The replacements were linked to specific product quality issues that have since been identified and addressed. The Company has implemented corrective actions, including enhanced quality assurance processes and supplier performance reviews, to mitigate similar issues going forward. We expect these efforts to support margin recovery in future periods while maintaining our focus on customer satisfaction and product integrity. While these actions contributed to a short-term decline in gross margin, they are expected to support revenue growth and improve margin performance over the longer term.

General and Administrative Expenses

General and administrative expenses increased by $618,345, from $1,499,296 for the three months ended September 30, 2024, to $2,117,641 for the three months ended September 30, 2025. This increase is primarily attributable to an increase in payroll costs of $286,965, an increase in business development costs of $156,002, an increase in professional services spend of $155,926 principally in marketing efforts, and an increase in travel costs of $19,571.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $115,250 for the three months ended September 30, 2025, compared to $184,243 for the three months ended September 30, 2024. The reduction in stock-based compensation expense is due to previously issued equity compensation awards becoming fully vested and no issuance of new awards in 2025.

Research and Development

Research and development expenses decreased by $164,364, or 84.5%, to $30,102 for the three months ended September 30, 2025, compared to $194,466 for the three months ended September 30, 2024. The decrease in research and development is driven by focusing on improvements to its existing SOBRsafe software platform and enhancements to its mobile application, whereas the prior year spend was primarily driven by more expensive hardware development initiatives including the development of the second generation of the SOBRsure device.

Other Income, net

Other income, net increased by $34,893 from $12,566 for the three months ended September 30, 2024, to $47,459 for the three months ended September 30, 2025. Other income consists primarily of interest income earned on cash deposits. The increase in interest income is due to more cash on hand during 2025 when compared to the same period in 2024 as a result of cash proceeds from the 2024 PIPE Financing in October 2024, and the Series A Warrant exercises completed in the fourth quarter of 2024 and the first quarter of 2025.

Interest Expense

Interest expense increased by $3,053 from $5,908 for the three months ended September 30, 2024, to $8,961 for the three months ended September 30, 2025. This increase is due to an increase in the premium financing note payable balance at September 30, 2025.

Operating Loss; Net Loss

Our operating loss increased by $377,258 from $1,847,868 for the three months ended September 30, 2024, compared to $2,225,126 for the three months ended September 30, 2025. The change in our operating loss for the three months ended September 30, 2024, compared to the same prior year period, is primarily a result in an increase in general and administrative expense (as detailed above), offset by decreases in stock-based compensation and research and development expenses.

Our net loss increased by $345,418 from $1,841,210 for the three months ended September 30, 2024, to $2,186,628 for the three months ended September 30, 2025. The change in our net loss for the three months ended September 30, 2024, compared to the same prior year period, is primarily a result in an increase our operating loss as detailed above, offset by an increase in interest income.

Results of Operations for Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024
Revenues	$299,738	$148,310
Cost of goods and services	151,023	81,929
Gross profit	148,715	66,381

Operating expenses:
General and administrative	5,756,138	4,310,791
Stock-based compensation expense	370,180	584,551
Research and development	269,701	604,927
Total operating expenses	6,396,019	5,500,269

Loss from operations	(6,247,304)	(5,433,888)

Other income (expense):
Other income, net	200,889	46,978
Notes payable – conversion expense	-	(585,875)
Interest expense	(14,753)	(451,720)
Total other income (expense), net	186,136	(990,617)

Net loss	$(6,061,168)	$(6,424,505)

Revenue

Revenues of $299,738 for the nine months ended September 30, 2025, have increased by $151,428, or 102.1%, as compared to the prior year period of $148,310. This increase from the prior year period is primarily driven by increased sales of our SOBRsure device of $94,960, or 195.1%; an increase in sales of our SOBRsure subscriptions of $72,593, or 412.5%; an increase in our SOBRcheck subscriptions of $6,362, or 10.1%. These increases are offset by decreased sales of our SOBRcheck device of $14,888 and an increase in discounts and returns of $9,991. During the first nine months of 2025, the Company sold 603 unique SOBRsure 2nd generation devices after being launched in the fourth quarter of 2024.

Gross Profit

The cost of goods and services for the nine months ended September 30, 2025 was $151,023 resulting in a gross profit of $148,715 and a gross margin of 49.6%. The cost of goods and services for the nine months ended September 30, 2024 was $81,929 resulting in a gross profit of $66,381. The prior period cost of goods and services included an inventory cost adjustment of $23,410 resulting in an adjusted gross margin of 58.4%. The decrease in gross margin is primarily driven by an increase in cost of goods associated with product replacements during the third quarter of 2025. The replacements were linked to specific product quality issues that have since been identified and addressed. While this impacted gross margin in the short term, the Company has implemented corrective actions, including enhanced quality assurance processes and supplier performance reviews, to mitigate similar issues going forward. We expect these efforts to support margin recovery in future periods while maintaining our focus on customer satisfaction and product integrity. The gross margin adjusted for these replacements was 59.7%.

General and Administrative Expenses

General and administrative expenses increased by $1,445,347, or 33.5%, from $4,310,791 for the nine months ended September 30, 2024, to $5,756,138 for the nine months ended September 30, 2025. This increase is primarily attributable to an increase in professional services spend of $852,678 principally for the 2025 consumer and commercial marketing programs launched for the first time, an increase in payroll costs of $548,060, an increase in business development expense of $80,494 offset by a decrease in insurance spend of $28,748.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $370,180 for the nine months ended September 30, 2025, compared to $584,551 for the nine months ended September 30, 2024. The reduction in stock-based compensation expense is due to previously issued equity compensation awards becoming fully vested and no issuance of new awards in 2025.

Research and Development

Research and development expenses for the nine months ended September 30, 2025, and 2024, decreased by $335,226, or 55.4%, from $604,927 for the nine months ended September 30, 2024, to $269,701 for the nine months ended September 30, 2025. The decrease in research and development is due to the Company making improvements to its existing SOBRsafe software platform and enhancements to its mobile application, whereas the prior year spend was primarily driven by more expensive hardware development initiatives including the second generation of the SOBRsure device.

Other Income, net

Other income, net increased by $153,911 from $46,978 for the nine months ended September 30, 2024 to $200,889 for the nine months ended September 30, 2025. Other income consists primarily of interest income earned on cash deposits. The increase is due to more cash on hand during 2025 when compared to the same period in 2024 as a result of cash proceeds from the 2024 PIPE Financing in October 2024, and the Series A Warrant exercises completed in the fourth quarter of 2024 and the first quarter of 2025.

Interest Expense

Interest expense decreased by $436,967 from $451,720 for the nine months ended September 30, 2024, to $14,753 for the nine months ended September 30, 2025. This decrease was due to make-whole interest related to outstanding convertible debt as the conversion of debt to common stock was completed in the prior year.

Operating Loss; Net Loss

Our operating loss increased by $813,416, from $5,433,888 for the nine months ended September 30, 2024, compared to $6,247,304 for the nine months ended September 30, 2025. The change in our operating loss for the three months ended September 30, 2025, compared to the same prior year period, is primarily a result in an increase in general and administrative expense as detailed above, offset by decreases in stock-based compensation and research and development expenses.

Our net loss decreased by $363,337 from $6,424,505 for the nine months ended September 30, 2024, compared to $6,061,168 for the nine months ended September 30, 2025. The change in our net loss for the nine months ended September 30, 2025, compared to the same prior year period, is primarily a result of notes payable conversion expense not experienced in 2025 and a decrease in interest expense for make-whole interest, and an increase in interest income. These decreases were offset by the increase in our operating loss as compared to the prior period detailed above.

Liquidity and Capital Resources for Nine Months Ended September 30, 2025, Compared to December 31, 2024

Introduction

During the nine months ended September 30, 2025, and 2024, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company will need additional capital in the near term. Our cash on hand as of September 30, 2025, was $4,711,664 and our current normalized operating cash flow burn rate is approximately $560,000 per month.

Management believes that cash balances and positive working capital at September 30, 2025 do not provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. Management anticipates additional revenue generation with the release of its second-generation SOBRsure device and a comprehensive marketing plan. In addition, the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern. These plans are contingent upon the actions to be performed by the Company which have been implemented through the quarter and will continue into future periods, however, these conditions have not been met on or before November 12, 2025. As such, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated at September 30, 2025.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2025, and as of December 31, 2024, respectively, are as follows:

	September 30, 2025	December 31, 2024	Change
Cash	$4,711,664	$8,384,042	$(3,672,378)
Total current assets	5,218,960	8,872,074	(3,653,114)
Total assets	7,190,287	11,171,203	(3,980,916)
Total current liabilities	1,222,562	1,276,889	(54,327)
Total liabilities	$1,222,562	$1,368,882	$(146,320)

Our total current assets and total assets decreased as of September 30, 2025, as compared to December 31, 2024, primarily due to a decrease in cash of $3,672,378, amortization of SOBRsafe Intellectual Technology and Right-of-Use assets of approximately $364,000, and lower inventory on hand of approximately $82,600, offset by an increase in prepaid expenses of approximately $121,000 and accounts receivable of approximately $8,000.

Our total current liabilities and total liabilities decreased as of September 30, 2025, as compared to December 31, 2024. The decrease was primarily due to a decrease in accounts payable of approximately $27,500, and accrued expenses of approximately $138,000. The decrease in accrued expenses during the period was primarily driven by the payment of approximately $82,600 for transactional costs related to the exercise of Series A Warrants in 2024. The decrease in current liabilities is offset by an increase in notes payable of approximately $83,000, deferred revenue of approximately $10,000, and operating lease liabilities of approximately $10,300.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $5,330,526 for the nine months ended September 30, 2025, as compared to net cash used in operating activities of $4,911,028 for the nine months ended September 30, 2024. During the period in 2025, the net cash used in operating activities consisted primarily of our net loss of $6,061,168, offset by non-cash expense items including amortization of $291,006, stock-based compensation expense of $370,182, non-cash lease expense of $74,968, and changes in our assets and liabilities; accounts receivable of $17,414, inventory of $82,645, prepaid expenses of $152,161, other assets of $26,889, accounts payable and accrued expenses of $195,596, and deferred revenue of $10,092 and operating lease liabilities of $81,712.

For the nine months ended September 30, 2024, the net cash used in operating activities of $4,911,028 consisted primarily of our net loss of $6,424,505, offset by non-cash expense items including amortization of $289,098, amortization of debt discounts of $237,250, stock-based compensation expense of $584,551, non-cash debt conversion expense of 585,875, non-cash interest expense of $336,510, non-cash lease expense of $67,315, and changes in our assets and liabilities; accounts receivable of $20,573, inventory of $72,798, and prepaid expenses of $86,566, accounts payable and accrued expenses of $507,296, accrued interest payable of 126,086 and operating lease liabilities of $71,199.

Investments

For the nine months ended September 30, 2025 the net cash used in investing activities of $38,172 consisted of our purchase of office leasehold and furniture improvements. There was no cash provided by or used in investing activities during the nine months September 30, 2024.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2025, was $1,696,320. Net cash from financing activities consisted of proceeds from the exercise of warrants of $3,680,411, offset by issuance costs of $184,021, financing payments of $160,070 for annual insurance premiums and the payment of $1,640,000 for the PIPE Warrant True-up Payment.

Our net cash provided by financing activities for the nine months ended September 30, 2024, was $2,425,418. During the nine months ended September 30, 2024, we received gross proceeds from the exercise of warrants for $2,786,174, which was offset by transactional costs of $360,756.

Contractual Obligations and Commitments

At September 30, 2025, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$121,584	$121,584
Total contractual cash obligations	$121,584	$121,584

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2025, and December 31, 2024.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended September 30, 2025, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of September 30, 2025. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

While we contract with US-based suppliers for our products, we may be indirectly exposed to third-party vendor risk.

We use multiple US-based suppliers to manufacture our products, and such suppliers may have complex supply chains, making it challenging for us to identify all the risks in the supply chain. In addition, such suppliers may contract separately with sub-suppliers that may be located in different countries with different laws and regulations, making it difficult to ensure compliance.  While we conduct due diligence before engaging a supplier and regularly review and assess their performance, our due diligence review does not include any sub-suppliers they may use, nor have we worked with our suppliers to improve their risk management practices. In addition, we have not developed contingency plans to address potential disruptions in our supply chain, such as identifying alternative suppliers or building up inventory.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2025, that were not previously reported in a Current Report on Form 8K.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of September 30, 2025, this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of September 30, 2025, this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of September 30, 2025, this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of September 30, 2025, this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of September 30, 2025, this note was in default.

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

SOBR Safe, Inc.

Dated: November 12, 2025		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

