Form 10-K
period 2025-12-31
SOBR Safe, Inc.
filed 2026-04-10
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2025: $3,512,153 as based on last reported sales price of such stock $2.89 on June 30, 2025. The voting stock held by non-affiliates on that date consisted of 1,215,278 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 10, 2026, there were 2,806,579 shares of common stock, $0.00001 par value, issued and outstanding.

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

SUMMARY RISK FACTORS

General Risks Related to Our Business

•	Our business plan, which is focused on the development and commercialization of personal alcohol awareness tracking devices, is dependent upon our SOBRsafeTM technology.
•	We have a limited operating history and historical financial information upon which you may evaluate our performance.
•	Our quarterly and annual operating results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•	Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
•	We may not be able to meet our future capital needs.
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

Risks Related with Our Intellectual Property

•

We rely on third party intellectual property licenses and agreements to provide and facilitate the basis for and production of our patent-pending technology, including our manufactured SOBRcheckTM and SOBRsure® devices.

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

•	Failure to keep pace with the latest technological changes could negatively impact our projected revenues.
•	Because our technology is innovative and disruptive, we may require additional time to enter the market due to the need to further discover the profile companies within our target markets.
•	If our products do not gain market acceptance, prospects for our sales revenue may be affected.
•	Enterprise and consumer customers may not use our products in sufficient numbers, which could result in decreased revenue projections and profits.
•	We are currently selling our products through direct sales and channel partners and will need time to develop relationships in order to secure customers and grow revenue.
•	We need to ensure strong product performance and reliability to maintain and grow our business.
•	Our products could contain defects, or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Risks Associated with Our Competition

•	Because we may face direct competition, we may not be able to operate profitably in our markets.
•	Any new competitor could be larger than us and have greater financial and other resources than we do, and those advantages could make it difficult for us to compete with them.

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

Risks Related to Ownership of Our Securities

•	The market price of our common stock may be volatile and may be affected by market conditions beyond our control.
•	Our stock price could become more volatile, and your investment could lose value.
•	Our common stock has been thinly traded, and we cannot predict the extent to which a trading market will develop.
•	The issuance of additional common stock and/or the resale of our issued and outstanding common stock could cause substantial dilution to investors.
•	Our existing stockholders may experience dilution if we elect to raise equity capital.
•	Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.
•	Our management has discretion as to how to use any proceeds from the sale of securities.
•	We may be subject to the significant influence of our current stockholders, and their interests may not always coincide with those of our other stockholders.
•	Reverse stock splits may decrease the liquidity of the shares of our common stock.
•	We may not be able to maintain our listing on the Nasdaq Capital Market (“Nasdaq”), which could have a material adverse effect on us and our stockholders.
•	If our common stock is delisted from Nasdaq and becomes subject to the penny stock rules, it would become more difficult to trade our shares.

REVERSE STOCK SPLIT

At the open of market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

This reverse stock split did not have any impact on the number of authorized shares of common stock, which remains at 100,000,000 shares.

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

Pursuant to approval of an application with Nasdaq to uplist our common stock to their exchange under the ticker symbol “SOBR,” our common stock began trading and quoted on Nasdaq on May 16, 2022. Prior to this uplist to Nasdaq, our common stock was quoted on the “OTCQB” tier of the OTC Markets under the ticker symbol “SOBR.”

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

Business Operations, Outlook and Challenges

We provide non-invasive technologies to quickly and discretely track and identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafe, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our enterprise and consumer digital marketing channels. To that end, our SOBRsafe software platform, along with our patent-pending integrated hardware devices, SOBRcheck and SOBRsure, used to provide non-invasive alcohol tracking and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral wellness
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust and personal accountability

Our SOBRcheck device is a patent-pending, touch-based identity verification and alcohol tracking solution. Users place two fingers on the device sensors, one compares biometric data points from the finger to confirm identity, while the other senses alcohol contained in perspiration emitted through the pores of the fingertip. The touch-based device connects to the SOBRsafe software solution to collect, present and communicate data collected to subscribed parties.

Our SOBRsure device is a patent-pending, fitness-style wearable band with a personal alcohol awareness tracking solution intended for discrete, low-profile and voluntary use providing qualified, real-time alcohol tracking and GPS tracking. The wearable band is a device which includes a contained sensor which senses alcohol contained in perspiration released through the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe mobile application collects and transmits data to the SOBRsafe software solution. The SOBRsure device provides passive, qualified, real-time alcohol insights to administrators, parents and more, and also includes device removal and service interruption notifications.

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

During fiscal 2025 and as in prior years, design, manufacturing, quality testing and distribution for all SOBRsafe integrated devices take place in the United States.

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

Alcohol Use Disorder and Its Effects

SOBR Safe is committed to addressing the increasing prevalence of Alcohol Use Disorder (“AUD”) which is a medical condition characterized by an inability to control or stop the use of alcohol despite the adverse effects and consequences. According to the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) approximately 29 million individuals in the United States and 283 million globally suffer from this diagnosis where the problematic use of alcohol can result in both short- and long-term health issues including effects on behavioral wellness and overall physical health. The NIAA also notes AUD increased by 38% during the COVID pandemic, creating a surge in diagnoses and untreated cases.

In the United States, alcohol consumption and AUD can be linked to more than 200 diseases including 50% of all liver disease and 25% of pancreatitis cases and contributes to 5% of cancer related deaths. Approximately 178,000 alcohol related deaths occurred in the United States during 2022 and continue to increase annually.

Further attributing to the ongoing and ever-increasing AUD epidemic, less than 10% of those affected have available or receive treatment leaving approximately 26 million in the United States without traditional medical treatment options. The demographics of the 26 million untreated individuals cover a wide range including 17 million men and 12 million women with 1.5 million under the age of 21. Those who cannot receive medications or clinical behavioral treatments must work to find alternative support to address and recover from AUD such as the SOBR Safe personal alcohol awareness tracking solutions. We continue ongoing efforts to identify the wide-ranging demographics of the AUD epidemic in an effort to provide solutions defined for each group according to their treatment needs and journeys.

We have begun executing a strategic initiative to expand beyond our core cloud-based personal alcohol awareness tracking solutions to establish a broader presence within the health and wellness ecosystem. This evolution reflects SOBR’s commitment to supporting users not only in maintaining sobriety but also in achieving overall physical and mental well-being. Approximately 40% of Americans who experience AUD each year also experience depression, and around 35% live with anxiety. This overlap highlights a sizable total addressable market that spans behavioral health providers including sober living facilities, intensive outpatient programs, and residential treatment centers as well as retail consumers managing recovery for themselves or supporting a loved one.  We believe this expansion will strengthen user engagement, diversify revenue streams, and position the Company as a comprehensive wellness technology provider in the future. Our ongoing focus will be placed on product innovation, providing data-driven user insights, and ensuring that new offerings remain consistent with our mission to promote a healthier, safer world free from the impacts of alcohol with balanced lifestyles.

Marketing

We have developed a marketing plan that includes:

➢	consumer and enterprise e-commerce web-solutions,
➢	search engine optimization (SEO) and search engine marketing (SEM),
➢	integrated digital and traditional media campaigns,
➢	brand ambassadors, affiliate partners and social media influencers,
➢	public relations initiatives and trade shows,
➢	business to business targeted digital campaigns,
➢	marketing automation,
➢	alcohol tracking channel partners,
➢	territorial sales agents,
➢	advocacy group alignment,
➢	ongoing brand development, and
➢	continuous pursuit of cutting-edge technologies for future integration.

Our marketing strategy continues to evolve as we expand our focus across business-to-business (B2B) and consumer markets. An Account-Based Marketing (ABM) program is in development, and we have strengthened our marketing automation infrastructure to enable scalable outreach, improve lead management, and support data-driven decision-making. These efforts aim to increase awareness of our solutions among organizations that support wellness amongst the estimated 27.9 million Americans aged 12 or older who experienced AUD in the past year. In addition, we engaged a nationally recognized independent research firm to conduct in-depth qualitative and quantitative market research in the fourth quarter of 2025. The research included consumer insights and market demand assessment. The findings confirm demand for our flagship product, SOBRsure, and validate that it addresses a gap in the alcohol tracking market, as no other wearable devices offer alcohol-detection capabilities. The research indicates that the strongest demand for SOBRsure, as currently designed, is among individuals in the moderate-to-severe stages of recovery. It also identified key demographic segments within this population, enabling more targeted and efficient marketing through our selected media channels. Further research revealed that approximately half of the potential market is unaware of wearable alcohol detection technology, representing a significant opportunity for market expansion through continued education and awareness-building initiatives. These insights directly inform our product positioning, pricing strategy, and future go-to-market efforts. Our SOBRsure wristband is designed to address the limitations of traditional alcohol tracking solutions, such as breathalyzers, which provide only point-in-time readings. SOBRsure offers discreet, continuous alcohol tracking that supports sustained accountability while prioritizing user privacy and convenience. This combination of features differentiates our product within the growing alcohol-detection technology ecosystem and underpins our ongoing marketing and commercialization strategy.

As of December 31, 2025, we have retained ten channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Intellectual Property

We possess the following patent and pending patent applications and granted patents related to our SOBRsafe personal alcohol awareness tracking system and related devices:

1)	U.S. Patent No. 9,296,298, entitled “Alcohol detection system for vehicle driver testing with integral temperature compensation”, which expires in 2032.
2)	U.S. Patent No. 12,544,007, entitled “Noninvasive Transdermal Alcohol Screening System,” and related European patent and pending patent application in Canada.
3)	U.S. Patent Application No. 18/251,567, entitled “Wearable Data Collection Device With Non-Invasive Sensing,” and related pending patent applications filed in Canada, Europe, and Mexico.
4)	U.S. Provisional Patent Application No. 63,808,397, entitled “Vehicle Diagnostic Port Dongle for Preventing Vehicle Start.”

In due time, we intend to convert our US Provisional Patent application filings to Non-Provisional Patent application filings in the US and abroad as part of our patent defense strategy.

We currently own the following registered trademarks: “SOBR”, “SOBRsure”, and “Return on Detection” and previously applied for the following trademarks “SOBR Safe” and a logo design mark utilizing “SOBR”.

Government Regulation

As we utilize a unique “Pass/Fail” methodology that provides informational alerts to the presence of alcohol (as opposed to measuring a discrete BrAC) - information that may be used at the discretion of the administrator (or employer, counselor, parent, etc.) - we do not believe we will be subject to any government regulation in the targeted alcohol tracking markets including Behavioral  Wellness, Judicial Administration, Alcohol Rehabilitation, Personal Accountability Application, Commercial Workplace, or Adolescent Driver markets. In the Judicial Administrative market, regulations vary significantly by state. Some states only allow for the use of certain methodologies like breath or urine, while others do not specify and there exists no regulated barrier to entry for a transdermal solution in the low offender markets. However, the collection and use of biometric data may entail compliance with state-by-state notice and use regulations.

Human Capital Resources and Employees

As of December 31, 2025, there were a total of 18 full time employees, including Company officers Chairman/Chief Executive Officer/Secretary, David Gandini, and Chief Financial Officer/Treasurer, Christopher Whitaker. The employee base primarily operates from our corporate offices located in Greenwood Village, Colorado. Employees who operate remotely from our corporate offices primarily consist of territorial sales and business development representatives. The remainder of our workforce consists of professional consultants in supporting roles due to the size and nature of our business.

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our stockholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to Ownership of Our Securities

The Company received a deficiency letter from Nasdaq regarding the closing bid stock price. The Company may not be able to maintain its listing on Nasdaq, which could have a material adverse effect on us and our stockholders.

On March 19, 2026, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of the Company’s common stock remained below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

In addition, the Letter noted that the Company effected a 1-for-110 reverse stock split on October 2, 2024, and a 1-for-10 reverse stock split on April 4, 2025, making the cumulative reverse stock split ratio 1-for-1100 (the “Reverse Splits”) over the last two years.  As a result of the Reverse Splits, the Company is not eligible for the 180-day compliance period set forth in Rule 5810(c)(3)(A) because the Reverse Splits have a cumulative ratio of over 1-for-250.

The notification has no immediate effect on the Company’s Nasdaq listing and the Company’s common stock will continue to trade on Nasdaq under the ticker symbol “SOBR.”  In addition, it does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

The Company timely appealed the Staff’s determination and intends to submit a plan to the hearing panel (the “Panel”) to regain compliance with the Bid Price Requirement, and if necessary, effect a reverse stock split. The hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. However, there can be no assurance that the Company will regain compliance with the Bid Price Requirement or otherwise maintain compliance with any of the other listing requirements.

Nasdaq has proposed a change to its ongoing listing requirements, increasing the required market value of listed securities from $2.5 million to $5 million.

In January 2026, Nasdaq proposed a new continued listing standard requiring issuers with a class of securities listed on the Global and Capital Markets to maintain at least $5 million in Market Value of Listed Securities (MVLS) (the “Proposed Nasdaq Rule”). If an issuer fails to meet that threshold for 30 consecutive business days, trading on Nasdaq is immediately suspended, with delisting to follow. Unlike the current framework, which typically provides up to 180 days to regain compliance, the Proposed Nasdaq Rule eliminates any cure period for MVLS deficiencies.  Securities would be suspended even during an appeal, and appeals would be limited to correcting calculation errors, thereby removing the issuer’s ability to use the appeal process to preserve exchange trading while pursuing corrective measures.

On March 11, 2026, the SEC extended its period in which to take action on the proposed rule to April 29, 2026.  If the SEC approves the change, there will likely be a 30-day window in which to meet the new requirement.  There can be no assurance that the Company would be able to meet this new threshold.

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

As of December 31, 2025, we had at least one stockholder beneficially owning greater than 10% of our outstanding common stock. These stockholders may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of stockholders that beneficially own more than 10% of our outstanding stock, they may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

Reverse stock splits may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by reverse stock splits given the reduced number of shares that will be outstanding following reverse stock splits, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, reverse stock splits may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares of common stock and greater difficulty affecting such sales.

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

General Risks Related to Our Business

Our business plan, which is focused on the development and commercialization of personal alcohol awareness tracking devices, is dependent upon our SOBRsafe technology.

Our business is dependent upon, and strategic planning calls for us to develop and commercialize personal alcohol awareness tracking devices based on our SOBRsafe technologies which include our hardware devices, SOBRcheck and SOBRsure, and the SOBRsafe software platforms. If our technology proves to be ineffective at tracking alcohol in an individual’s system through perspiration from their skin, it would significantly impact our business.

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

We have experienced recurring net losses since inception, and as of December 31, 2025, had an accumulated deficit of $106,873,875. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest in developing and expanding technology and product offerings and attract new customers. These efforts may prove more expensive than we anticipate, and we may not succeed in obtaining the net revenue and operating margins necessary to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future.

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

We were incorporated in Delaware on August 10, 2007. Our business predominantly has been that of an early-stage development company focused on developing and improving our technologies, potential products, filing patents, and hiring management and staff personnel. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect on us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

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

Our quarterly and annual results of operations, including our revenue, profitability and cash flow, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Such fluctuations in quarterly and annual operating results may decrease the value of our common stock. Because our quarterly operating results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the level of adoption and demand for our products in key industries;
•	positive or negative coverage in the media, or changes in commercial perception of our products, or competing products, including our brand reputation;
•	the degree of competition in our industry and any change in the competitive landscape, including consolidation among competitors or future partners;
•	any safety, reliability or effectiveness concerns that arise regarding our products;
•	unanticipated pricing pressures in connection with the sale of our products;
•	the effectiveness of our sales and marketing efforts, including our ability to deploy a sufficient number of qualified representatives to sell and market our products;
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as impacts from the imposition of import and export trade tariffs or military conflicts or wars that can cause exacerbated volatility and disruptions to various aspects of the global economy, and other disruptions to global supply chains. Each of these events has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are subject to evolving tax laws and regulations in the jurisdictions in which we operate. The enactment of the One Big Beautiful Bill Act (the “OBBBA”) significantly amended the U.S. Internal Revenue Code, including provisions affecting corporate taxation, the treatment of foreign earnings, the deductibility of certain expenses, and various credits and incentives. The interpretation and application of the OBBBA remain subject to regulatory guidance and administrative interpretation.

We currently operate at a loss and have generated significant net operating losses (“NOLs”). Changes in tax law, including those introduced by the OBBBA or future legislation, could limit our ability to utilize our NOLs or other tax attributes to offset future taxable income. In addition, future ownership changes or other events could further limit the availability of our NOLs. If we are unable to fully realize the benefit of our NOLs, or if tax law changes reduce their value, our future cash tax expense, effective tax rate, and results of operations could be materially adversely affected.

We need to maintain insurance coverage, which could become very expensive or have limited availability.

Our marketing and sales of personal alcohol awareness tracking products create an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have sufficient resources to satisfy liability claims in excess of policy limits if required to do so. Also, if we are subject to such liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

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

To supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management and without any control from stockholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us.

The internal controls we utilize to produce reliable financial reports provide no assurance that we will, at all times, in the future, be able to report that our internal controls over financial reporting are effective. If we develop material weaknesses in our internal controls, we may not be able to report our financial results accurately or timely, or to detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, we may be unable to produce reliable, timely financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. In the past we have identified material weaknesses in our internal controls which have been readily remediated and corrected. As of December 31, 2025, specific weaknesses our management identified include: (i) we did not have adequate oversight of physical finished goods inventory held by our third-party product distributor and (ii) an occurrence of management override to our delegation of authority policy. Enhancements, modifications, and changes to our internal controls during the first quarter of fiscal 2025 were necessary in order to eliminate these weaknesses. Despite these weaknesses in internal controls which were detected in a timely manner through other adjacent internal controls and based on an evaluation of potential impacts to our financial reporting, we conclude in our Annual Report on Form 10-K for the year ended December 31, 2025December 31, 2025, our internal controls to produce reliable financial reports and related disclosure were operating effectively. See “Internal Control Over Financial Reporting”, herein.

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

Risks Associated with Our Products

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

Although we have quality assurance practices in place to ensure good product quality, defects still may be found in our future products. End-users could lose their confidence in our products and/or our company if they unexpectedly use defective products or use our products improperly. This could result in loss of revenue, loss of profit margin, or loss of market share.

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

We plan to enhance and broaden our product, software and service offerings in response to changing customer demands and competitive pressure and technologies, but we may not be successful. The success of any new product offering or enhancement to an existing product or software will depend on numerous factors, including our ability to:

•	properly identify and anticipate enterprise, consumer, user or business needs;
•	develop and introduce new products or product enhancements in a timely manner;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	demonstrate the safety and efficacy of new products, including through the conduct of additional product testing or trials;
•	obtain necessary regulatory clearances or approvals for new products or product enhancements, if applicable; and
•	achieve adequate coverage and reimbursement for our products.

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

Our products are new to the marketplaces in which we operate. As a result, we will need time to penetrate our target markets by further developing the profile of companies and customers, and verticals that could benefit the most from our products and technology. If we are not successful in discovering these companies, it could greatly slow our growth and adversely impact our financial condition.

If our products do not gain market acceptance, prospects for our sales revenue may be affected.

We intend to use the SOBRsafe technologies in various platforms and markets in behavioral wellness industries, and individual consumer use. Currently, most alcohol sensing devices are breath analyzers and ankle bracelets employed in the judicially mandated markets where the use is usually required by law as a punishment for committing a crime. While punitive markets are attractive, our product suite is primarily geared towards aspirational behavioral wellness. We believe this approach and markets will be attractive to many companies, industries and consumers. We must achieve some level of market acceptance to be successful. If we are unable to achieve market acceptance, our investors could lose their entire investment.

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

We are currently selling our products through direct sales and channel partners and will need time to develop brand awareness and recognition, define market verticals, potential market share, and support relationships in order to secure customers and grow revenue.

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

We currently have one “use” patent covering the SOBRsafe personal alcohol awareness tracking system and/or the SOBRsafe devices and four provisional patents pending with the United States Patent and Trademark Office. These patents are not specific to the components, but rather the overall solution provided by the SOBRsafe devices and software. Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	issued patents may not provide us with any competitive advantages;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	another party may obtain a blocking patent, and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

•	our third-party manufacturers’ inability to secure components, sub-assemblies and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•	our inability to maintain compliance with quality system requirements or pass regulatory quality inspections;
•	our failure to increase production capacity or volumes to meet demand;
•	potential risks associated with disruptions in our supply chain, such as global conflicts or other macroeconomic events;
•	lead times associated with securing key components;
•

our inability to design or modify production processes with our third-party manufacturers enabling us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and

•	difficulty identifying and qualifying, and obtaining new regulatory approvals, for alternative suppliers for components in a timely manner.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations, and our operating margins could fluctuate or decline. In addition, although some future products may share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than us and thus have an advantage in the competition for production. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but we do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively. Should we be forced to replace one or more of our manufacturers, we may experience increased costs or an adverse operational impact due to delays in distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenue because of late shipments.

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

We have selected these manufacturers based on their ability to consistently produce these products according to our specifications and requirements in an effort to obtain the best quality product at the most cost-effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments by our third-party manufacturers would have an adverse effect on our operations until an alternative supplier could be identified, if one may be located at all. Upon reaching a significant growth stage, such loss of a third-party manufacturer could cause us to breach any customer contracts we have in place at that time and would likely cause us to lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We currently outsource the manufacturing of devices utilizing the SOBRsafe personal alcohol awareness tracking system, and development of our SOBRsafe software to third-party contract manufacturers and developers, respectively. These manufacturers procure all the raw materials, parts and components for us and provide all necessary facilities and labor to manufacture our products and develop our software. If these companies were to terminate their agreements with us without adequate notice or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our SOBRsafe devices or software to our customers.

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

Existing and potential competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in fewer orders, reduced gross margins, and loss of market share. Competitors may develop products that are substantially equivalent to our products, thereby using our products as predicate devices to more quickly obtain market approval for their own products. If overall demand for our products decreases, it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of personal alcohol awareness tracking that may directly compete with our suite of SOBRsafe products. These competitors may use standard or novel technologies or techniques to detect alcohol use. Other companies may develop personal alcohol awareness tracking products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

Risks Related to Security

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Specifically, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

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

Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Such theft could also lead to loss of intellectual property rights through disclosure of our proprietary business information, and such loss may not be capable of remedying. If we or our third-party consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal information, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Disruptive global events generally increase the risk of cybersecurity intrusions. Our reliance on internet technology and the number of our employees who are working remotely may create additional opportunities for cybercriminals to exploit vulnerabilities. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use socially engineered crises to their advantage. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems or data or systems of our commercial partners, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, we could incur liability and suffer reputational harm. Failure to maintain or protect our information technology systems effectively could negatively affect our business, financial condition, results of operations and cash flows.

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

ITEM 2 – PROPERTIES

Our corporate office, consisting of approximately 5,000 square feet, is located at 6400 S. Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111. We lease our office space under the terms of a commercial lease dated July 31, 2023. The lease is for thirty-nine months, and we pay approximately $17,500 per month through June 2026. We do not own our own manufacturing facility and outsource third-party manufacturing companies for our device manufacturing and product distribution.

ITEM 3 ‑ LEGAL PROCEEDINGS

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiffs perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2025. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

Holders

At April 10, 2026, there were approximately 140 stockholders of record. This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Unless previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, the following is a summary of all unregistered securities that we have sold since January 1, 2025:

In January and February 2025, the Company issued 579,219 shares of common stock upon exercise of warrants for net proceeds of approximately $3.6 million. The warrants were issued in connection with the private investment in a public equity offering by the Company in October 2024 (the “2024 PIPE Offering”). The initial sale of securities was made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of the Securities Act.

On December 24, 2025, the Company entered into a private investment in public equity offering (the “2025 PIPE Offering”) pursuant to a securities purchase agreement and registration rights agreement with certain institutional investors for aggregate gross proceeds of $2.0 million, before deducting fees to the placement agent and other expenses payable by us. H. C. Wainwright acted as the exclusive placement agent for the 2025 PIPE Offering which closed on December 29, 2025. As part of the 2025 PIPE Offering, we issued an aggregate of 370,000 share of common stock at a purchase price of $1.55 per share; 920,324 pre-funded warrants to purchase shares of our common stock at $1.55 per share; 1,290,324 Series C Warrants, each to purchase one share of common stock at an initial exercise price of $1.30 per share; and 1,290,324 Series D Warrants to purchase one share of common stock at $1.30. The initial sale of securities was made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of the Securities Act.  The Company filed a Form D on January 12, 2026. The shares of common stock were registered for resale with the SEC on Form S-1 filed on January 13, 2026 and the registration statement was declared effective on January 21, 2026.

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

Reverse Stock Split

At the open of the market on April 4, 2025, our 1-for-10 reverse split of our common stock went effective with Nasdaq. As a result, all common stock share amounts, as well as share amounts and exercise and conversion prices have been adjusted to reflect the reverse stock split.

Overview

We provide non-invasive technology to quickly and discretely track and identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafeTM, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our digital enterprise and consumer channels. To that end, our SOBRsafe software platform, along with our integrated hardware devices, SOBRcheckTM and SOBRsure®, used to provide non-invasive personal alcohol awareness tracking with identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral wellness
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability, and adolescent driver safety

Our SOBRcheck device is a patent-pending, touch-based identity verification and alcohol tracking solution. Users place two fingers on the device sensors, one compares biometric data points from the finger to confirm identity, while the other senses alcohol contained in perspiration emitted through the pores of the fingertip. The touch-based device connects to the SOBRsafe software solution to collect, present and communicate data collected to subscribed parties.

Our SOBRsure device is a patent-pending, fitness-style wearable band with a personal alcohol awareness tracking solution intended for discrete, low-profile and voluntary use providing qualified, real-time alcohol tracking and GPS tracking. The wearable band is a device which includes a contained sensor which senses alcohol contained in perspiration released through the pores of the skin. The wearable band connects to a mobile device via Bluetooth communication where the SOBRsafe mobile application collects and transmits data to the SOBRsafe software solution. The SOBRsure device provides passive, qualified, real-time alcohol insights to administrators, parents and more, and also includes device removal and service interruption notifications.

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

Alcohol Use Disorder and Its Effects

SOBR Safe is committed to addressing the increasing prevalence of Alcohol Use Disorder (“AUD”) which is a medical condition characterized by an inability to control or stop the use of alcohol despite the adverse effects and consequences. According to the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) approximately 29 million individuals in the United States and 283 million globally suffer from this diagnosis where the problematic use of alcohol can result in both short- and long-term health issues including effects on behavioral wellness and overall physical health. The NIAA also notes AUD increased by 38% during the COVID pandemic, creating a surge in diagnoses and untreated cases.

In the United States, alcohol consumption and AUD can be linked to more than 200 diseases including 50% of all liver disease and 25% of pancreatitis cases and contributes to 5% of cancer related deaths. Approximately 178,000 alcohol related deaths occurred in the United States during 2022 and continue to increase annually.

Further attributing to the ongoing and ever-increasing AUD epidemic, less than 10% of those affected have available or receive treatment leaving approximately 26 million in the United States without traditional medical treatment options. The demographics of the 26 million untreated individuals cover a wide range including 17 million men and 12 million women with 1.5 million under the age of 21.  We continue ongoing efforts to identify the wide-ranging demographics of the AUD epidemic in an effort to provide support defined for each group according to their wellness needs and journeys.

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

As of December 31, 2025, the Company has 454 active subscribers from its business to consumer channel with an average monthly subscription length of 3.5 months, and 14 active enterprise subscribers with a total of 257 users from its business-to-business channel who are billed on a monthly basis.

Recent Developments

During the year ended December 31, 2025, we accomplished the following:

➢	Achieved an increase in revenue of 105.6% from the prior year.

➢	Net proceeds of approximately $3.6M were received from the exercise of outstanding warrants during the quarter ended March 31, 2025, which were issued in conjunction with the 2024 PIPE Offering.

➢

We effected and completed a 1-for-10 reverse stock split of the Company’s common stock on April 4, 2025, a Share Combination Event, reducing the total number of outstanding shares from approximately 15.2 million to 1.5 million. Fractional shares as a result of the reverse stock split were rounded up to one full share of common stock. Following the reverse stock split, the exercise price of the Series A Warrants issued in conjunction with the 2024 PIPE Offering was reduced to the Floor Price of $7.60 per common share. Further, the Share Combination Event resulted in the calculation of a True-up Payment due to the remaining holders limited to a ceiling of $1,640,000, which was paid in full in July 2025.

➢

Enhanced SOBRsafe’s patent-pending software technology solutions with improvements to the mobile application including streamlined administration application and notification protocols and introduced new user interface elements.

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

➢

Broadened the global reach of SOBRsafe users and subscribers across all 50 U.S. states, Canada, Australia, and New Zealand, while launching an alcohol tracking and testing program for airport personnel and pilots outside of the U.S., building upon the Company's global footprint.

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

➢	On July 17, 2025, the Company’s stockholders approved and ratified an amendment to increase the number of shares authorized under the 2019 Equity Incentive Plan to 350,000 shares.

➢	On October 31, 2025, the Company successfully exited the one-year monitoring period by the Nasdaq Listing Qualification staff which expired on October 30, 2025.

➢

On December 29, 2025, the Company completed the 2025 PIPE Offering where the Company agreed to issue an aggregate of 370,000 share of common stock at a purchase price of $1.55 per share, 920,324 pre-funded warrants to purchase shares of its common stock at $1.55 per share, 1,290,324 Series C Warrants, each to purchase one share of common stock at an initial exercise price of $1.30 per share, and 1,290,324 Series D Warrants to purchase one share of common stock at $1.30 per share. The aggregate net proceeds received by the Company from the offering were $1.7 million, net of commissions and offering expenses.

Subsequent to the year ended December 31, 2025, the following developments occurred as detailed below:

➢

On February 1, 2026, the number of shares authorized under the 2019 Equity Incentive Plan increased by 94,312 shares, or 5% of the outstanding shares of the Company on December 31, 2025, for a total of 444,312 shares authorized.

➢

On March 19, 2026, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of the Company’s common stock remained below the Bid Price Requirement.  As a result of the reverse stock splits effected in the last two years, the Company is not eligible for the 180-day compliance period set forth in Rule 5810(c)(3)(A) because the reverse splits have a cumulative ratio of over 1-for-250.  The Company has appealed the Staff’s determination and will submit a plan to regain compliance with continuing Nasdaq listing requirements.  However, there can be no assurance that the Company will regain compliance with the Bid Price Requirement or otherwise maintain compliance with any of the other listing requirements.

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

Revenue Recognition

The Company enters contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, tracking and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of the Company’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for these respective services and devices.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of discounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

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

The following discussion:

•	summarizes our results of operations; and
•	analyzes our financial condition and the results of our operations for the year ended December 31, 2025 and year ended December 31, 2024.

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Summary of Results of Operations

	Year Ended December 31,
	2025	2024
Revenue	$437,421	$212,736
Cost of goods and services	201,920	193,568
Gross profit	235,501	19,168

Operating expenses:
Selling, general and administrative	8,122,119	6,217,762
Stock-based compensation expense	485,432	729,712
Research and development	325,654	747,525
Asset impairment loss	456,377	-
Total operating expenses	9,393,582	7,694,999

Loss from operations	(9,158,081)	(7,675,831)

Other income (expense):
Other income	228,737	110,212
Notes payable – conversion expense	-	(585,875)
Interest expense	(21,777)	(457,662)
Total other expense, net	(206,960)	(933,325)

Net loss	$(8,951,121)	$(8,609,156)

Revenue

Revenues of $437,421 for year ended December 31, 2025 have increased by $224,685, or an increase of 105.6%, as compared to the prior year period of $212,736. This increase is primarily driven by increased sales of our SOBRsure device of $140,931, or 180.3%, and an increase in sales of our SOBRsure software subscriptions of $105,580, or 384.8%. These increases have been offset by increases in sales returns and discounts of $16,567. During the year ended December 31, 2025, the Company sold 966 unique SOBRsure 2nd generation devices, representing an increase of 217.8% from 242 unique sales of SOBRsure 1st generation devices and 62 unique sales of SOBRsure 2nd generation devices during the year ended December 31, 2024.

Gross Profit

The cost of goods and services for the year ended December 31, 2025 was $201,920 resulting in a gross profit of $235,501 and a gross margin of 53.8%, compared to cost of goods and services for the year ended December 31, 2024 of $193,568 resulting in a gross profit of $19,168 and a gross margin of 9.0%. The increase in gross margin year over year is due to the Company’s disposal of its first generation SOBRsure devices in the amount of $91,381 due to substantial enhancements to the second-generation device available in November 2024, and additional disposal of damaged SOBRcheck devices in the amount of $24,360. Gross margin for fiscal 2024 adjusted for one-time inventory disposals is 63.4%. Gross margin as adjusted for the 2024 inventory disposals decreased 15.1% from the prior year. The decrease in gross margin is primarily driven by two factors: (i) strategic price reductions to the SOBRsure devices and software subscriptions and (ii) an increase in cost of goods associated with product replacements. The pricing adjustments reflect a proactive approach to enhancing market competitiveness and expanding our customer base. The replacements were linked to specific product quality issues that have since been identified and addressed. The Company has implemented corrective actions, including enhanced quality assurance processes and supplier performance reviews, to mitigate similar issues going forward. We expect these efforts to support margin recovery in future periods while maintaining our focus on customer satisfaction and product integrity. While these actions contributed to a short-term decline in gross margin, they are expected to support revenue growth and improve margin performance over the longer term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,904,357 or 30.6%, from $6,217,762 for the year ended December 31, 2024 to $8,122,119 for the year ended December 31, 2025, primarily due to the comprehensive marketing plan implemented in order to position the Company to generate improvements in the generation of both revenues and positive cash flows. Additional increases are due to increase in employee headcount, and employee payroll and benefits expense of $765,164. This is offset by a decrease in legal fees of $564,958.

Stock-Based Compensation Expense

Stock-based compensation expense was $485,432 for the year ended December 31, 2025 as compared to $729,712 for the year ended December 31, 2024. The reduction in stock-based compensation expense of $244,280 or 33.5% is due to previously issued equity compensation awards becoming fully vested and no issuance of new awards in 2025.

Research and Development Expense

Research and development expense decreased by $417,871 or 55.9% from $747,525 for the year ended December 31, 2024, compared to $329,654 for the year ended December 31, 2025. The decrease in research and development is driven by focusing on improvements to its existing SOBRsafe software platform and enhancements to its mobile application, whereas the prior year spend was primarily driven by more expensive hardware development initiatives including the development of the second generation of the SOBRsure device.

Asset Impairment Loss

During the year ended December 31, 2025, the Company recognized an impairment loss related to certain intangible assets after determining that the carrying value of the assets exceeded their estimated fair value. As a result, the Company recorded an impairment charge of $456,377. The impairment reduced the carrying value of the affected intangible assets to their estimated fair value as of the measurement date. No asset impairment loss was recorded during the year ended December 31, 2024.

Other Income

Other income increased by $118,525 from $110,212 for the year ended December 31, 2024, compared to $228,737 for the year ended December 31, 2025. Other income consists primarily of interest income earned on cash deposits. The increase is due to more cash held in liquid investment balances through fiscal 2025 as compared to 2024.

Notes Payable – Conversion Expense

Notes payable conversion expense of $585,875 for the year ended December 31, 2024, was recorded in relation to the Convertible Debt Inducement completed on March 4, 2024.

Interest Expense

Interest expense decreased by $435,885 from $457,662 for the year ended December 31, 2024, compared to $21,777 for the year ended December 31, 2025. The decrease in interest expense is due to the conversion of the outstanding convertible debt balances to equity during the second quarter of 2024.

Operating Loss; Net Loss

Our operating loss increased by $1,482,250 from $7,675,831 for the year ended December 31, 2024, compared to $9,158,081 for the year ended December 31, 2025. The change in our operating loss for the year ended December 31, 2025, compared to the same prior year period, is primarily a result in an increase in selling, general and administrative expenses and asset impairment loss (as detailed above), offset by decreases in stock-based compensation and research and development expenses.

Our net loss increased by $341,965 from $8,609,156 for the year ended December 31, 2024, to $8,951,121 for the year ended December 31, 2025. The change in our net loss for the year ended December 31, 2025, compared to the same prior year period, is primarily a result in an increase our operating loss as detailed above, and decrease in interest income.

Liquidity and Capital Resources for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Introduction

During the years ended December 31, 2025 and 2024, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company will need additional capital in the future. Our cash on hand as of December 31, 2025, was $4,759,370 and our current normalized monthly operating cash flow burn rate is approximately $580,000.

Management believes that cash balances and positive working capital at December 31, 2025 do not provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. Management anticipates additional revenue generation with the release of its second-generation SOBRsure device and a comprehensive marketing plan. In addition, the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern. These plans are contingent upon the actions to be performed by the Company which have been implemented through the quarter and will continue into future periods, however, these conditions have not been met on or before April 10, 2026. As such, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated at December 31, 2025.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2025 and December 31, 2024, are as follows:

	December 31, 2025	December 31, 2024	Change

Cash	$4,759,370	$8,384,042	$(3,624,672)
Total current assets	5,230,936	8,872,074	(3,641,138)
Total assets	6,621,222	11,171,203	(4,549,981)
Total current liabilities	1,696,033	1,276,889	419,144
Total liabilities	1,696,033	1,368,882	327,191

Our current assets and total assets decreased as of December 31, 2025, as compared to December 31, 2024, primarily due to normal business operations, a decrease in the Company’s cash balance from the True-up Payment made in July 2025 offset by private placement completed by the Company in December 2025.

Our current and total liabilities increased as of December 31, 2025, as compared to December 31, 2024, primarily due to the increase in accrued expenses related to the Delaware Franchise tax payable and employee benefit payable.

Sources and Uses of Cash

Operations

Our net cash used in operating activities increased by $436,383 from $6,521,584 for the year ended December 31, 2024, to net cash used in operating activities of $6,957,967 for the year ended December 31, 2025. For the year ended December 31, 2025, the net cash used in operating activities consisted primarily of our net loss of $9,012,647 offset by non-cash items including amortization and depreciation of $389,281, stock-based compensation expense of $485,432, non-cash interest expense of $8,141, non-cash lease expense of $101,357, non-cash intangible asset impairment of $456,377 and bad debt expense of $16,203. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from prepaid expenses of $197,919, inventory of $78,353, other assets of $24,689, accounts payable of $62,174, and accrued expenses of $304,322, balanced by uses of cash for accounts receivable of $27,650 and operating lease liability of $111,303. For the year ended December 31, 2024, the net cash used in operating activities consisted primarily of our net loss of $8,609,156 offset by non-cash items including amortization of $385,464, amortization of debt discounts of $237,250, stock-based compensation expense of $729,712, notes payable conversion expense of $585,875, non-cash interest expense of $204,043, non-cash lease expense of $90,976, non-cash disposal of obsolete inventory of $115,741, and bad debt expense of $25,260. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from prepaid expenses of $284,690, balanced by uses of cash for accounts receivable of $24,440, other assets of $46,060, accounts payable of $103,108, accrued expenses of $311,403, and operating lease liability of $97,107.

Investments

For the year ended December 31, 2025 the net cash used in investing activities of $38,172 consisted of our purchase of office leasehold and furniture improvements. There was no cash provided by or used in investing activities during the year ended December 31, 2024.

Financing

Our net cash provided by financing activities decreased by $8,744,012 from $12,115,479 for the year ended December 31, 2024, to $3,371,467 for the year ended December 31, 2025. For the year ended December 31, 2025, our net cash from financing activities consisted of proceeds from the exercise of warrants of $3,680,411, and gross proceeds from the private placement transaction of $1,999,935, offset by payments for transaction costs of equity transactions of $418,458, financing payments of $250,421 for annual insurance premiums and the payment of $1,640,000 for the PIPE Warrant True-up Payment. For the year ended December 31, 2024, our net cash from financing activities consisted of proceeds from the exercise of warrants of $5,340,747, and gross proceeds from the private placement transaction of $8,199,996, offset by payments for transaction costs of equity transactions of $1,224,456 and financing payments of $200,808 for annual insurance premiums.

Contractual Obligations and Commitments

At December 31, 2025, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$91,993	$91,993
Total contractual cash obligations	$91,993	$91,993

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2025, and December 31, 2024.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assesses the effectiveness of our internal control over financial reporting on a quarterly basis, with the most recent assessment being conducted as of December 31, 2025. In making these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of the end of the year ended December 31, 2025, our internal controls over financial reporting were effective, and management has identified no material weaknesses.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the end of the year ended December 31, 2025, our disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of April 10, 2026, the principal offices and positions with the Company held by each person. The date each director, director nominee, and executive officer became a director or executive officer of the Company is disclosed for each below. The executive officers of the Company are elected annually by the Board of Directors. The directors are elected for three-year terms (as Class I, II, III), with approximately one-fifth of all directors elected each year (other than the Class III directors which is three-fifths). At the Annual General Meeting of the Stockholders in 2025, to implement the staggered board at the this annual meeting, the Class I Directors were elected for a one-year term, to serve until the 2026 annual meeting of stockholders, the Class II Directors were elected for a two-year term, to serve until the 2027 annual meeting of stockholders, and the Class III Directors were elected for a three-year term, to serve until the 2028 annual meeting of stockholders, and in each case, until their respective successor, if any, is duly elected and qualified. The directors serve one-year terms until their successors are elected. The executive officers serve terms as set forth in their employment agreements. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David Gandini (Class III)	68	Chief Executive Officer, Secretary, Chairman of the Board, and Director

Christopher Whitaker	54	Chief Financial Officer and Treasurer

Ford Fay (Class III)	65	Independent Director

J. Steven Beabout (Class III)	72	Lead Independent Director (Chairperson of Compensation Committee)

Noreen Butler*	51	Independent Director

Sandy Shoemaker (Class II)	57	Independent Director (Chairperson of Audit Committee)

Kristen Pederson** (Class I)	62	Independent Director (Chairperson of Nominating and Corporate Governance Committee)

*Ms. Butler resigned effective April 21, 2025, not related to any disagreement with the Company on any matter relating to its operations, policies or practices.

**Ms. Pederson was appointed as a director of the Company effective May 1, 2025.

David Gandini has served as Chief Executive Officer since October 18, 2021, and has been a member of the Board of Directors since November 2019. In September 2018, Mr. Gandini became a Managing Partner at First Capital Advisory Services, where he focused on capital formation, new business acquisition, strategic planning, and business development.

From 2014 through August 2017, Mr. Gandini served as President of Alchemy Plastics, Inc. in Englewood, Colorado. In this role, he oversaw U.S. manufacturing operations, sales initiatives, and strategic partnerships. Earlier in his career, Mr. Gandini held multiple sales and management positions at IPS Denver from 2001 to 2014, including serving as President in 2012. During his tenure, he led significant company and market transformations, positioning the organization as a leader in the U.S. secured gift card market and growing revenues to approximately $46 million. Prior to joining IPS Denver, Mr. Gandini served as Chief Operations Officer of First World Communications, a major U.S. internet and data center provider. In that role, he helped guide the company through its successful 2000 initial public offering, which raised more than $250 million. Mr. Gandini also founded Pace Network Services, which provided SS7 carrier signaling services to U.S. long-distance providers and was later acquired by ICG Communications. Earlier, he co-founded Digital Signal, a Detroit-based company operating in the fiber-optic long-haul market and helped lead its successful exit to SP Telecom.

Mr. Gandini earned a degree in Telecommunications from Michigan State University. While attending Michigan State, he was a scholarship athlete in NCAA Division I hockey, a member of the U.S. Junior National Team, and a U.S. Junior All-American.

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

Ford B. Fay has served as a member of our Board of Directors since June 2020. Mr. Fay currently serves as a Board Member for Axiom Consulting and a Board Advisor for Labra Technologies, both telecommunications companies.  Previously, Mr. Fay served as the Director of Network Access Management at Crown Castle., a large fiber-based telecommunications company from 2020 through 2024. In this position Mr. Fay managed all aspects of Network Access Life Cycle for the company. From 2017 to 2020, Mr. Fay was a principal with Eagle Bay Advisors, LLC, a telecommunications consulting firm. In this position, Mr. Fay assisted clients with cost and efficiency improvements in Access Management across the life cycle spectrum of Access. From 2015 to 2017, Mr. Fay was the Vice President, Access Management for Zayo Communications. In this position Mr. Fay created and managed most aspects of offnet costs, such as vendor selection, contracting, procurement, quoting, operationalization, vendor management, offnet ordering, offnet grooming and optimization. In this position, Mr. Fay also planned and executed the network integrations of the $1.4B acquisition of Electric Lightwave and the $350M acquisition of Canadian-based Allstream. Mr. Fay received his Bachelor of Science in Operations Research & Industrial Engineering from Cornell University, and his Master of Business Administration from University of Rochester, Simon School of Business.

J. Steven Beabout has served as a member of our Board of Directors since August 2020 and serves as the Chairperson of the Compensation Committee of our Board of Directors. Since 2018, Mr. Beabout has been consulting with various startup companies and involved in real estate investing. From 2016-2018, Mr. Beabout was General Counsel of Tectonic, LLC, a SaaS company specializing in big data analytics and customer relationship management (CRM). In this position, Mr. Beabout was in charge of Tectonic’s legal department and negotiated deals with large companies like Coca-Cola, Anhueser-Busch and Wyndham Hotels. From 1996 to 2015, Mr. Beabout was General Counsel and a member of the strategic management team (executive vice-president) of Starz, a company listed on the Nasdaq Capital Market (“Nasdaq”) that competes with HBO and Netflix. During his time there, Mr. Beabout assisted with other key management personnel to grow the business from a start-up with $100M in losses to a multi-billion dollar public company. As part of strategic management team, Mr. Beabout was involved in the company’s strategic business decisions and as General Counsel he was responsible for all legal aspects of business, including, but not limited to, negotiation of billion dollar plus contacts with major studios (Universal, Disney and Sony), and distributors (Comcast, Time- Warner, DIRECTV, DISH Networks, Netflix, etc.), human resources and related matters, general corporate matters, post-IPO public board matters, and reviewing filings with the Securities and Exchange Commission.

Noreen Butler served as a member of our Board of Directors from October 2022 to April 2025. Ms. Butler’s experience combines over 12 years in senior management and recruitment, following a 7-year career in business development. She is currently the Founder and Chief Executive Officer of RubiCorp Technologies, Inc., a private ridesharing company focused on safely transporting children ages 7+ for busy families and those in need of a safe, trusted ride. Previously, Ms. Butler had been involved in several companies in real estate, biotechnology and the technology industry, holding positions including Senior Advisor, Director of Business Development and Chief Executive Officer. From 2015 through June 2016, Ms. Butler was the Director of Business Development for Frozen Egg Bank Network, a division of global fertility company Donor Egg Bank. From 2016 to 2018, she was a Senior Advisor for Cresa, an international commercial real estate company. Ms. Butler has an undergraduate degree in Communications from Pine Manor College.

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

Kristen Pederson has served as a member of our Board of Directors since May 2025 and serves as the Chairperson of the Nominating and Corporate Governance Committee of our Board of Directors. Ms. Pederson is a retired EY and PwC partner and IBM Vice President.  She is currently a board director of Eagle Bank (NASDAQ: EGBN), the NFL Alumni Association, NACD Colorado, and NASDAQ’s Governance Advisory Council. Prior, she was a director on the boards of Great Western Bank, Harvard Business School Alumni, Windward Reports, and the Association of Mechanical Engineers. As the past leader of EY’s Center for Board Matters, Ms. Pederson supported the firm’s engagement with boards, committees, and directors. Her expertise areas are the board’s role in strategy definition, digital transformation oversight, emerging tech and AI policy, risk management, M&A/IPO governance, and board performance.  Ms. Pederson also has significant operational experience as EY’s Americas Strategy Consulting Leader, overseeing 1,200 personnel as part of a $4B consulting unit and $250M P&L. As VP at IBM, she ran strategic transformation practices, including the strategy arm of a $7B business unit, and several global management consulting practices with P&L ownership of $300M-$1.5B. Ms. Pederson was recognized by NACD as a leading governance professional in 2022, 2023, and 2024. She was awarded Consulting Magazine’s Lifetime Achievement Award in 2016 and as a Top 25 Consultant in 2007.  Ms. Pederson received an MBA from Harvard Business School, and a BA from UCLA. She lives in Boulder, Colorado and enjoys golfing, skiing, swimming, and hiking in the mountains with her family.

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

Committees

Since April 22, 2022, our Board of Directors has a designated compensation committee, consisting of Steven Beabout as chair and Ford Fay, and in August 2024, Sandy Shoemaker joined. Our Board of Directors has a designated audit committee, consisting of Sandy Shoemaker as chair, Steven Beabout and Ford Fay. Our Board of Directors has a nominating and corporate governance committee, consisting of Kristen Pederson as chair, Ford Fay and Steven Beabout. We also have written nominating and corporate governance, compensation, and audit committee charters.

Audit Committee Financial Expert

The Nasdaq rules require us to have three independent audit committee members upon the listing of our common stock, with at least one member being an “audit committee financial expert”. Our Board of Directors has affirmatively determined that Sandy Shoemaker meets the definition of “independent director” and an “audit committee expert”, and Steve Beabout and Ford Fay qualify as “independent directors” for purposes of serving on an audit committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq rules.

Compensation Committee

The Nasdaq rules require us to have two independent compensation committee members upon the listing of our common stock. Our Board of Directors has affirmatively determined that Steve Beabout, Ford Fay, and Sandy Shoemaker meet the definition of “independent director” for purposes of serving on a compensation committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq rules.

Nomination and Corporate Governance Committee

The Nasdaq rules require us to have two independent nomination committee members upon the listing of our common stock. Our Board of Directors has affirmatively determined that Ford Fay, Steve Beabout, Sandy Shoemaker and Kristen Pederson meet the definition of “independent director” for purposes of serving on a nomination committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended and Nasdaq rules.

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

Insider Trading Policy

On May 31, 2024, our Board of Directors adopted the Insider Trading Policy which applies to all directors, officers and employees considered to have a “special relationship” with the Company and includes certain family members. The Insider Trading Policy governs the purchase, sale and other dispositions of our securities that have regular access to material, nonpublic information about the Company in the normal course of their duties, and includes a discussion regarding material, non-public information, a blackout policy and prohibition on short selling and hedging transactions. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 11 - EXECUTIVE COMPENSATION.

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) the Company’s Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the years ended December 31, 2025, and 2024 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Gandini, CEO and Secretary(2)	2025	300,000	100,000	-0-	-0-	-0-	-0-	-0-	400,000
	2024	300,000	-0-	-0-	-0-	-0-	-0-	-0-	300,000

Christopher Whitaker, Chief Financial Officer (3)	2025	255,000	70,000	-0-	-0-	-0-	-0-	-0-	325,000
	2024	225,000	-0-	-0-	-0-	-0-	-0-	-0-	225,000

(1)	Includes amounts paid and/or accrued.
(2)	Mr. Gandini was appointed as our Chief Executive Officer in October 2021. Mr. Gandini previously served as our Chief Revenue Officer and Chief Financial Officer.
(3)	Mr. Whitaker was appointed as our Chief Financial Officer in January 2024. Mr. Whitaker previously served as our Vice President of Finance and Accounting.

Employment Contracts

David Gandini On January 30, 2023, we entered into an Employment Agreement with Mr. Gandini to continue to serve as our Chief Executive Officer through December 31, 2025 (the “Term”). On December 30, 2025, the Company entered into an amendment to the Employment Agreement to extend the Term through December 31, 2026.

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

Christopher Whitaker On May 1, 2025, we entered into an Employment Agreement with Mr. Whitaker to serve as our Chief Financial Officer for a one-year term effective March 1, 2025. On December 30, 2025, the Company entered into an amendment to the Employment Agreement to extend the Term through December 31, 2026.

Under the terms of the Employment Agreement, Mr. Whitaker will receive an annual base salary of $255,000. Mr. Whitaker is also entitled to participate in the Company’s Annual Bonus Plan and any and all other incentive payments available to executives of the Company. Mr. Whitaker may also be provided with regular equity grants commensurate with his role and as awarded by the Board of Directors pursuant to the Company’s 2019 Equity Incentive Plan.

Director Compensation

The following table sets forth director compensation for 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Gandini	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ford Fay	20,625	-0-	-0-	-0-	-0-	30,000	50,625

Steven Beabout	25,500	-0-	-0-	-0-	-0-	50,000	75,500

Noreen Butler	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Sandy Shoemaker	26,250	-0-	-0-	-0-	-0-	30,000	56,250

Kristen Pederson	18,750	-0-	-0-	-0-	-0-	-0-	18,750

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Gandini(1)	592	-	164	$869.20-2,552.00	November 1, 2029 -February 23, 2033(1)	-	-	-	$1,035

Christopher Whitaker	110	-	87	$528.00-2,321.00	February 23, 2028-November 10, 2028(2)	-	-	-	-

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

Aggregated Option Exercises

No options were exercised during the year ended December 31, 2025, by our named executive officers.

Long-Term Incentive Plan

Currently, our Company does not have a formal long-term incentive plan in favor of any director, officer, consultant or employee of our Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2026, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)
Common Stock	David Gandini (3)	Chief Executive Officer, Secretary and Director	1,178(4)	<	1%

Common Stock	Christopher Whitaker (3)	Chief Financial Officer, Treasurer and EVP of Business Operations & Marketing	215(5)	<	1%

Common Stock	Steven Beabout (3)	Lead Independent Director	689(6)	<	1%

Common Stock	Ford Fay (3)	Independent Director	66(7)	<	1%

Common Stock	Sandy Shoemaker (3)	Independent Director	68(8)	<	1%

Common Stock	Kristen Pederson (3)	Independent Director	-	<	1%

Common Stock	Thomas John Corley 132 Washington Place State College, PA 16801	5%+ Holder	300,000		10.69%

Common Stock	Intracoastal Capital LLC 245 Palm Trail Delray Beach, FL 33483	5%+ Holder	188,818(9)		6.73%

Common Stock	Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, New York 10022	5%+ Holder	168,285		6.00%

	All Officers and Directors as a Group (6 persons)		2,216(10)	<	1%

(1)

Unless otherwise indicated, based on 2,806,562 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the stockholder is 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111.

(3)	Indicates one of our officers or directors.

(4)	Includes vested stock options to acquire 756 shares of our common stock and warrants to acquire 43 shares of our common stock.

(5)	Includes vested stock options to acquire 178 shares of our common stock.

(6)

Includes 69 shares held in the name of C&S Trust, a trust controlled by Mr. Beabout’s spouse; 16 shares held through IDTech Consulting; 35 Shares through Sky Startups LLC; vested stock options to acquire 69 shares of our common stock; and warrants to acquire 107 shares of our common stock.

(7)	Includes vested stock options to acquire 59 shares of our common stock.

(8)	Includes vested stock options to acquire 23 shares of our common stock and warrants to acquire 22 shares of our common stock.

(9)	Includes warrants to purchase 3,818 shares of our common stock.

(10)	Includes an aggregate of 1,085 vested options to purchase our common stock, and 172 shares underlying warrants held by our officers and directors.

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

Equity Compensation Plan Information

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,167 shares of Company common stock for issuance as equity awards to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 1,576. In June 2024, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 3,182. On July 17, 2025, the Company’s stockholders approved and ratified an amendment to increase the number of shares authorized under the Plan to 350,000 shares. In addition, pursuant to the terms of the Plan, the authorized shares of common stock that may be issued under the Plan are automatically increased each February 1 by five percent of the total number of shares of common stock of the Company outstanding on December 31 of the prior year.

Under the Plan, awards may be granted to employees, consultants, officers and directors of the Company as determined by the Board of Directors. The term of any award granted shall be fixed by the Board of Directors at the date of grant, and the exercise price of any award shall not be less than the fair value of the Company’s stock on the date of grant, except that any incentive stock option granted under the Plan to a person owning more than 10% of the total combined voting power of all classes of the Company’s stock must be exercisable at a price of no less than 110% of the fair market value per share on the date of grant and is not exercisable after the expiration of five years from the grant of such incentive stock option.

The Plan is administered and interpreted by the Company’s Board of Directors who may delegate such administrative authority to the compensation committee. The Board has full power and authority to designate participants and determine the types of awards to be granted to each participant under the plan. The Board also has the authority and discretion to determine when awards will be granted, the number of awards to be granted and the terms and conditions of the awards and may adopt modifications to comply with laws of non-U.S. jurisdictions. The Company may designate a plan administrator to administer the day-to-day operations of the Plan.

Eligible participants in the Plan consists of employees, officers, consultants, advisors, or directors providing services to the Company or any affiliate of the Company as determined by the Board; however, incentive stock options may only be granted to employees of the Company. Awards remain exercisable for a period of three months (but no longer than the original term of the award) after a participant ceases to be an employee or the consulting services are terminated not due to cause, and for a period of 12 or 18 months if the termination is due to disability or death, respectively. Upon the termination of the participant’s continuous services to the Company for any reason, the Company may receive any or all of the shares of Common Stock that have not vested as of the date of such termination under the participant’s restricted stock award and any portion of the participant’s restricted stock unit award that has not vested is forfeited.

The Board of Directors may amend, alter, suspend, discontinue or terminate the Plan at any time; provided, however, that stockholder approval will be required for any amendment to the extent required by applicable law.

The following table sets forth information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	350,000	$2,178.70	1,860
Equity compensation plan not approved by security holders	-	-	-
Total	350,000	$2,178.70	1,860

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

David Gandini is one of our named executive officers. Mr. Gandini’s sons, Greg Gandini and Robert Gandini, are employees of SOBR Safe, Inc. Greg Gandini’s and Robert Gandini’s total compensation during fiscal 2025 was approximately $165,000 and $97,500, respectively. These compensation arrangements are consistent with those made available to other employees of SOBR Safe, Inc. with similar years of experience and positions within the Company. Greg Gandini and Robert Gandini each also participate in Company benefit plans and equity incentive plans available to all other employees in similar positions.

Currently, four of our directors are considered independent, namely Steven Beabout, Ford Fay, Sandy Shoemaker, and Kristen Pederson. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

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

Director Independence

As of December 31, 2025, our Board of Directors consisted of David Gandini, Ford Fay, Steven Beabout, Sandy Shoemaker and Kristen Pederson. As of December 31, 2025, four of our five directors qualified as an “independent director” as the term is used in Nasdaq Rule 5605(a)(2), and Rule 10A-3 of the Exchange Act namely Ford Fay, Steven Beabout, Sandy Shoemaker and Kristen Pederson.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2025 and December 31, 2024 for professional services rendered by Haynie, independent registered public accounting firm, for the audits for the years ended December 31, 2025 and December 31, 2024, quarterly reviews of our interim consolidated financial statements in 2025 and 2024, and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Audit Fees (1)	$131,500	$95,000
Audit Related Fees (2)	1,500	10,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$133,000	$105,000

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

Auditor Independence

The Audit Committee has considered the role of Haynie in providing services to us for the year ended December 31, 2025, and has concluded that such services are acceptable with such firm’s independence.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Imagine Media, Ltd.	SB-2	3.1	01/31/2008
3.2	Certificate of Amendment to Articles of Incorporation to TransBiotec, Inc.	S-1	3.2	11/06/2012
3.3	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017	10-K	3.3	02/06/2019
3.4	Amended and Restated Bylaws of SOBR Safe, Inc.	8-K	3.2	07/18/2025
3.5	Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares	8-K	3.1	06/11/2020
3.6	Amendment to Amended and Restated Bylaws of SOBR Safe, Inc. dated April 6, 2023	8-K	3.1	0412/2023
3.7	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. dated September 25, 2024	8-K	3.1	10/01/2024
3.8	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. dated March 30, 2025	8-K	3.1	04/04/2025
4.1	Form of Representative’s Warrant between SOBR Safe, Inc. and Aegis Capital Corp.	8-K	4.1	05/19/2022
4.2	Warrant Agency Agreement between SOBR Safe, Inc. and Equiniti Trust Company dated May 17, 2022	8-K	4.2	05/19/2022
4.3	Form of Unit Warrant, issued May 18, 2022	8-K	4.3	05/19/2022
4.4	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC	8-K	10.5	06/11/2020
4.5	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.2	10/01/2021
4.6	Form of Warrant issued by SOBR Safe, Inc. in Regulation D Offering	S-1/A	10.22	12/01/2021
4.7	Common Stock Purchase Warrant issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd dated March 30, 2022	S-1	10.30	09/16/2022
4.8	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.3	03/13/2023
4.9	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.4	03/13/2023
4.10	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated March 30, 2022	S-1	10.35	10/14/2022
4.11	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated September 27, 2021	S-1	10.36	10/14/2022
4.12	Form of New Warrant	8-K	10.2	06/04/2024
4.13	Form of Series A Warrant	8-K	10.2	10/10/2024
4.14	Form of Series B Warrant	8-K	10.3	10/10/2024
4.15	Form of Prefunded Warrant	8-K	10.5	10/10/2024
4.16	Description of Securities	10-K	4.18	04/15/2025
4.17	Form of Pre-Funded Warrant	8-K	10.2	12/30/2025
4.18	Form of Series C Warrant	8-K	10.3	12/30/2025
4.19	Form of Series D Warrant	8-K	10.4	12/30/2025
4.20	Description of Company’s Securities				X
10.1	TransBiotec, Inc. 2019 Equity Incentive Plan	8-K	10.1	11/19/2019

10.2	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K/A	10.4	10/14/2022
10.3	Executive Employment Agreement with David Gandini dated January 30th, 2023	8-K	10.1	02/03/2023
10.4	Form of Inducement Letter	8-K	10.1	03/05/2024
10.5	Form of Inducement Letter	8-K	10.1	06/04/2024
10.6	Form of Securities Purchase Agreement	8-K	10.1	10/10/2024
10.7	Form of Registration Rights Agreement	8-K	10.4	10/10/2024
10.8	Placement Agent Agreement	8-K	10.6	10/10/2024
10.9	Employment Agreement between the Company and CFO effective March 1, 2025	8-K	10.1	05/13/2025
10.10	Form of Securities Purchase Agreement	8-K	10.1	12/30/2025
10.11	Form of Registration Rights Agreement	8-K	10.5	12/30/2025
10.12	Placement Agent Agreement	8-K	10.6	12/30/2025
10.13	Form of Placement Agent Warrant	8-K	10.7	12/30/2025
10.14	Amendment No. 1 to Executive Employment Agreement dated December 30, 2025	8-K	10.1	01/02/2026
10.15	Amendment No. 1 to SOBR Safe, Inc. Executive Employment Agreement dated December 30, 2025	8-K	10.2	01/02/2026
14.1	SOBR Safe, Inc. Code of Ethics and Conduct	10-K	14	04/15/2009
19.1	SOBR Safe, Inc. Insider Trading Policy	10-K	19.1	04/15/2025
21.1	List of Subsidiaries	10-K	21.1	03/31/2023
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the signature page hereto)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Compensation Recovery Policy	10-K	97.1	04/01/2024
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

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

SOBR Safe, Inc.

Dated: April 10, 2026	By:	/s/ David Gandini
David Gandini
	Its:	Chief Executive Officer, Principal Executive Officer, and Secretary

Dated: April 10, 2026	By:	/s/ Christopher Whitaker
Christopher Whitaker
	Its:	Chief Financial Officer, Principal Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2026	By:	/s/ David Gandini
David Gandini, Chief Executive Officer, Principal Executive Officer, Secretary and Director

Dated: April 10, 2026	By:	/s/ Christopher Whitaker
Christopher Whitaker, Chief Financial Officer, Principal Financial Officer, and Treasurer

Dated: April 10, 2026	By:	/s/ Steven Beabout
Steven Beabout, Lead Director
Chairperson of Compensation Committee

Dated: April 10, 2026	By:	/s/ Ford Fay
Ford Fay, Director

Dated: April 10, 2026	By:	/s/ Kristen Pederson
Kristen Pederson, Director Chairperson of Corporate Governance & Nominating Committee

Dated: April 10, 2026	By:	/s/ Sandy Shoemaker
Sandy Shoemaker, Director, Chairperson of Audit Committee

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SOBR Safe, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOBR Safe, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has incurred recurring losses from operations and has limited cash liquidity and capital resources to meet future capital requirements. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation and Presentation of Stock Options, RSUs, and Warrants – Refer to Note 12 to the financial statements

We identified the valuation and presentation of stock options, restricted stock units (“RSUs”), and warrants as a critical audit matter.

As described in Note 12 to the financial statements, the Company has several outstanding equity instruments including stock options, RSUs, and stock warrants. The accounting for these equity instruments involves complex judgments and estimates, including the determination of fair value for stock options and warrants, as well as the appropriate recognition of compensation expense over the vesting period. The fair value of stock options and warrants is determined using option-pricing models, such as the Black-Scholes model, which require the use of assumptions related to volatility, expected term, risk-free interest rate, and dividend yield. Additionally, the presentation of these equity-based awards in the financial statements requires judgment regarding their classification as equity or liability, depending on the specific terms of the awards.

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

Impairment of Intellectual Property - Refer to Note 7 to the financial statements

We identified the evaluation of potential impairment of intellectual property as a critical audit matter.

As described in Note 7 to the financial statements, the Company has $1.3 million of Intellectual Technology. The Company evaluates its Intellectual Technology at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. In consideration of impairment, the Company prepares a valuation based on management’s estimates and market information.

We identified valuation of this asset as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2025. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, gaining an understanding of management’s process for developing the fair value estimate, and assessing the inputs and key assumptions used to develop the models.

/s/ Haynie
Haynie Salt Lake City, UT April 10, 2026

We have served as the Company’s auditor since 2023.

SOBR SAFE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current assets
Cash	$4,759,370	$8,384,042
Accounts receivable, net	35,907	24,460
Inventory	146,522	224,875
Prepaid expenses	267,766	192,637
Other current assets	21,371	46,060
Total current assets	5,230,936	8,872,074

Property and equipment, net	34,355	-
Intellectual technology, net	1,246,124	2,087,965
Operating lease right-of-use assets, net	82,380	183,737
Other assets	27,427	27,427
Total Assets	$6,621,222	$11,171,203

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$484,731	$422,557
Accrued expenses	866,335	498,128
Accrued interest payable	114,901	105,501
Deferred revenue	6,600	-
Operating lease liabilities, current portion	91,993	111,303
Notes payable – related parties, net	11,810	11,810
Notes payable – non-related parties, net	119,663	127,590
Total current liabilities	1,696,033	1,276,889

Operating lease liabilities, less current portion	-	91,993

Total Liabilities	1,696,033	1,368,882

Stockholders’ Equity
Preferred stock, $0.00001 par value; 16,300,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Series A Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Series A-1 Convertible Preferred stock, $0.00001 par value; 2,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Series B Convertible Preferred stock, $0.00001 par value; 3,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 1,886,238 and 936,926 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	19	94
Treasury stock, at cost; 17 and 16 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	(38,015)	(38,015)
Additional paid-in capital	112,347,141	108,222,324
Accumulated deficit	(107,330,252)	(98,328,395)
Total SOBR Safe, Inc. stockholders’ equity	4,978,893	9,856,008
Noncontrolling interest	(53,704)	(53,687)
Total Stockholders’ Equity	4,925,189	9,802,321

Total Liabilities and Stockholders’ Equity	$6,621,222	$11,171,203

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,	December 31,
	2025	2024

Revenues	$437,421	$212,736
Cost of goods and services	201,920	193,568
Gross profit	235,501	19,168

Operating expenses:
Selling, general and administrative	8,122,119	6,217,762
Stock-based compensation expense	485,432	729,712
Research and development	329,654	747,525
Asset impairment loss	456,377	-
Total operating expenses	9,393,582	7,694,999

Loss from operations	(9,158,081)	(7,675,831)

Other income (expense):
Other income	228,737	110,212
Notes payable – conversion expense	-	(585,875)
Interest expense	(21,777)	(457,662)
Total other income (expense), net	206,960	(933,325)

Loss before provision for income taxes	(8,951,121)	(8,609,156)

Provision for income taxes	-	-

Net loss	(8,951,121)	(8,609,156)
Net loss attributable to noncontrolling interest	17	17
Net loss attributable to SOBR Safe, Inc.	(8,951,104)	(8,609,139)

Deemed dividends related to convertible debt warrants down round provision	(1,833)	(23,270)
Deemed dividends related to PIPE warrants down round provision	(1,547)	(46,875)
Deemed dividends related to original warrants and new warrants down round provision	-	(1,541,833)
Value of exercise price reduction related to warrant inducement	(47,373)	(341,297)

Net loss attributable to common stockholders	$(9,001,857)	$(10,562,414)

Basic and diluted loss per common share	$(6.12)	$(172.19)

Weighted average number of common shares outstanding	1,470,004	61,342

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Treasury Stock
		Amount		Amount			Additional		SOBR
		($0.00001		($0.00001		Amount	Paid-in	Accumulated	Safe,	Noncontrolling	Stockholders'
	Shares	Par)	Shares	Par)	Shares	(at cost)	Capital	Deficit	Inc.	Interest	Equity

Balances at January 1, 2024	16,907	$2	-	-	(12)	$(38,015)	$89,840,201	$(87,765,981)	$2,036,207	$(53,670)	$1,982,537
Common stock issued for restricted stock units vested	105	-	-	-	-	-	-	-	-	-	-
Common stock issued upon conversion of convertible debt	5,214	-	-	-	-	-	3,465,474	-	3,465,474	-	3,465,474
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	729,711	-	729,711	-	729,711
Deemed dividends related to convertible debt warrants down round provision	-	-	-	-	-	-	23,270	(23,270)	-	-	-
Deemed dividends related to PIPE warrants down round provision	-	-	-	-	-	-	46,875	(46,875)	-	-	-
Deemed dividends related to original and new warrants down round provision	-	-	-	-	-	-	1,541,833	(1,541,833)	-	-	-
Common stock and warrants issued in 2024 PIPE Offering, net of issuance costs	41,469	4	-	-	-	-	7,336,291	-	7,336,295	-	7,336,295
Additional common stock issued upon reverse stock split	358	-	-	-	-	-	160	-	160	-	160
Common stock issued upon exercise of warrants	872,873	88	-	-	(4)	-	5,238,509	(341,297)	4,897,300	-	4,897,300
Net Loss	-	-	-	-	-	-	-	(8,609,139)	(8,609,139)	(17)	(8,609,156)
Balances at December 31, 2024	936,926	94	-	-	(16)	(38,015)	108,222,324	(98,328,395)	9,856,008	(53,687)	9,802,321
Paid in capital – fair value of stock options and restricted stock units vested	-	-	-	-	-	-	485,432	-	485,432	-	485,432
Deemed dividends related to convertible debt warrants down round provision	-	-	-	-	-	-	1,833	(1,833)	-	-	-
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	-	-	1,547	(1,547)	-	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	-	-	47,373	(47,373)	-	-	-
True-up payment related to 2024 PIPE Warrants	-	-	-	-	-	-	(1,640,000)	-	(1,640,000)	-	(1,640,000)
Common stock and warrants issued in 2025 PIPE Offering, net of issuance costs	370,000	4	-	-	-	-	1,732,162	-	1,732,166	-	1,732,166
Additional common stock issued upon reverse stock split	110	(137)	-	-	-	-	137	-	-	-	-
Common stock issued upon exercise of warrants	579,219	58	-	-	(1)	-	3,496,333	-	3,496,391	-	3,496,391
Net Loss	-	-	-	-	-	-	-	(8,951,104)	(8,951,104)	(17)	(8,951,121)
Balances at December 31, 2025	1,866,255	$19	-	$-	(17)	$(38,015)	$112,347,141	$(107,330,252)	$4,978,893	$(53,704)	$4,925,189

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2025	2024

Operating Activities:
Net loss	$(8,951,121)	$(8,609,156)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	389,281	385,464
Amortization of debt discounts	-	237,250
Stock-based compensation expense	485,432	729,712
Non-cash conversion expense	-	585,875
Non-cash interest expense	8,141	204,043
Non-cash lease expense	101,357	90,976
Non-cash disposal of obsolete inventory	-	115,741
Non-cash asset impairment loss	456,377	-
Bad debt expense	16,203	25,260
Changes in assets and liabilities:
Accounts receivable	(27,650)	(24,440)
Inventory	78,353	2,166
Prepaid expenses	197,919	284,690
Other assets	24,689	(46,060)
Accounts payable	62,174	(103,108)
Accrued expenses	304,322	(311,403)
Accrued interest payable	1,259	8,513
Deferred revenue	6,600	-
Operating lease liabilities	(111,303)	(97,107)
Net cash used in operating activities	(6,957,967)	(6,521,584)

Investing Activities:
Purchase of property and equipment	(38,172)	-
Net cash used in investing activities	(38,172)	-

Financing Activities:
Proceeds from notes payable - non-related parties		-
Repayments of notes payable – non-related parties	(250,421)	(200,808)
Proceeds from private equity offering	1,999,935	8,199,996
Proceeds from exercise of stock warrants	3,680,411	5,340,747
Payment for transaction costs of equity transactions	(418,458)	(1,224,456
Payment of 2024 PIPE Warrant True-up Payment	(1,640,000)	-

Net cash provided by financing activities	3,371,467	12,115,479

Net Change In Cash	(3,624,672)	5,593,895

Cash At The Beginning Of The Period	8,384,042	2,790,147

Cash At The End Of The Period	$4,759,370	$8,384,042

Schedule Of Non-Cash Investing And Financing Activities:
Non-related party debt converted to capital	$-	$2,879,279
Deemed dividends related to original warrants and new warrants down round provision	$-	$1,541,833
Deemed dividends related to 2022 PIPE warrants down round provision	$1,547	$46,875
Deemed dividends related to convertible debt warrants down round provision	$1,883	$23,270
Deemed dividends related to 2024 PIPE warrants down round provision	47,373	-
Value of exercise price reduction related to warrant inducement	$-	$341,297
Financing of prepaid insurance premiums	$-	$264,066
Issuance of common stock and warrants for prepaid services	$-	$-

Supplemental Disclosure:
Cash paid for interest	$12,377	$32,579

The accompanying notes are an integral part of the consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company”, “we”, “us”, and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patented touch-based personal alcohol awareness tracking products, SOBRcheckTM and SOBRsure®, enabling non-invasive personal alcohol awareness tracking, biometric identity verification, and qualified, real-time cloud-based, informational alerts and reporting. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our enterprise and consumer digital channels.  Currently our principal markets are located in North America.

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

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at December 31, 2025 and December 31, 2024, and results of operations and cash flows for the years ended December 31, 2025 and December 31, 2024.

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

At December 31, 2025 and December 31, 2024, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents as of December 31, 2025, and December 31, 2024.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $30,000 and $25,000 in allowance for doubtful accounts at December 31, 2025, and December 31, 2024, respectively.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at December 31, 2025 and December 31, 2024.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at December 31, 2025 and December 31, 2024. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

Long-Lived Assets

The Company records intangible assets based on estimated fair value on the date of acquisition. Long-lived assets consist of net property and equipment and intangible assets. The finite-lived intangible assets are intellectual property and are amortized on a straight-line basis over the estimated lives of the assets.

The Company assesses impairment of long-lived assets when events or changes in circumstances indicate that their carrying value amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or, expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

If the estimated future discounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, or at least annually. If the sum of discounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. An impairment loss of $456,377 was recognized during the year ended December 31, 2025. No impairment loss was recognized during the year ended December 31, 2024.

Revenue Recognition

The Company enters contracts with customers and generates revenue through various combinations of software products and services which include the sale of cloud-based software solutions, tracking, and data collection hardware devices, and cloud-based data reporting and analysis services. Depending on the combination of products and services detailed in the respective customer contract, the identifiable components may be highly interdependent and interrelated with each other such that each is required to provide the substance of the value of the Company’s offering and accounted for as a combined performance obligation, or the specific components may be generally distinct and accounted for as separate performance obligations. Revenue is recognized when control of these software products and/or services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for respective services and devices.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $1,685,992 and $323,469 during the years ended December 31, 2025, and December 31, 2024, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at December 31, 2025 and December 31, 2024 as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	December 31,	December 31,
	2025	2024
Stock options	1,210	1,323
Restricted stock units	-	90
Warrants	4,938,062	1,563,182
Convertible instruments	2	1
Total dilutive securities	4,939,274	1,564,596

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid, net of refunds received, is equal to or greater than five percent of total income taxes paid, net of refunds received. The amended guidance was effective for annual periods beginning January 1, 2025. The guidance can be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 for the year ended December 31, 2025. As the Company has net operating losses (“NOLs”) and did not incur material cash income taxes, adoption did not have a material impact on the consolidated financial statements, although the enhanced disclosures required by the standard are included in the accompanying notes.

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to have a material impact on its financial condition or the results of operations.

ASU 2024-03 and ASU 2025-01, Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40). These ASUs require additional disclosure of disaggregated income statement expenses in the notes to the financial statements. The standards are effective for annual periods beginning after December 15, 2026, and for interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of these ASUs on its consolidated financial statements and related disclosures.

ASU 2025-03, Determining the Accounting Acquirer in a Business Combination Involving a Variable Interest Entity. This ASU clarifies guidance for identifying the accounting acquirer when the legal acquiree is a variable interest entity. It is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the potential impact of this guidance on future business combinations.

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses. This ASU introduces a practical expedient for credit loss measurement for certain accounts receivable and contract assets. It is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the potential impact on its financial statements.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements. This ASU amends the internal-use software capitalization criteria. It is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact on its consolidated financial statements.

ASU 2025-11, Interim Reporting (ASC 270). This ASU clarifies guidance on when interim reporting applies and specifies required interim disclosures. It is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

The Company does not expect that the adoption of any of the recently issued, but not yet effective, accounting standards will have a material impact on its consolidated financial statements; however, the full effect will depend on future transactions, guidance, and interpretations.

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

As of December 31, 2025, the Company has an accumulated deficit of approximately $107,300,000. During the year ended December 31, 2025, the Company also experienced negative cash flows from operating activities of approximately $7,000,000. These principal conditions and events, when considered in the aggregate, could indicate it is probable that the Company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. However, the Company has identified factors that may mitigate the probable conditions that have raised substantial doubt about the entity’s ability to continue as a going concern.

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

Management believes that cash balances of approximately $4,800,000 and positive working capital of approximately $3,500,000 at December 31, 2025, do not provide adequate capital for operating activities for the next twelve months after the date these financial statements are issued. However, management believes the release of its second generation SOBRsure device in the fourth quarter of 2024 and a comprehensive 2025 marketing plan have positioned the Company to generate improvement in the generation of both revenue and positive cash flows from sales. In addition, the Company’s plans and ability to access capital sources and implement expense-reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern as of December 31, 2025. These plans are contingent upon the actions to be performed by the Company, and these conditions have not been met on or before April 10, 2026. As such, substantial doubt about the entity’s ability to continue as a going concern has not been alleviated as of December 31, 2025.

NOTE 3. INVENTORY

Inventories consist of the following:

	December 31,	December 31,
	2025	2024
Component parts	$65,802	$80,164
Finished goods	80,720	144,711
Inventory	$146,522	$224,875

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2025	2024
Insurance	$174,313	$165,041
Deposit	15,736	15,736
Other	77,717	11,860
Prepaid expenses	$267,766	$192,637

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

Total operating lease expense was $201,713, which included $86,014 of variable lease expense during the year ended December 31, 2025. Total operating lease expense was $198,361, which included $82,662 of variable lease expense during the year ended December 31, 2024.

Operating lease obligations recorded on the audited consolidated balance sheet at December 31, 2025 are as follows:

Operating lease liabilities, current portion	$91,993
Operating lease liabilities – less current portion	-
Total Operating Lease Liabilities	$91,993

Future lease payments included in the measurement of operating lease liabilities on the audited consolidated balance sheet at December 31, 2025 are as follows:

2026	$95,063
Total future minimum lease payments	95,063
Less imputed interest	(3,070)
Total Operating Lease Liabilities	$91,993

The weighted average remaining lease term is 9 months, and the weighted average discount rate is 10%.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$8,462	$-
Furniture and fixtures	29,710	-
Total property and equipment	38,172	-
Accumulated depreciation	(3,817)	-
Net property and equipment	$34,355	$-

Total depreciation expense was $3,817 for the year ended December 31, 2025 and zero for the year ended December 31, 2024.

NOTE 7. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafe Intellectual Technology and consist of the following:

	December 31, 2025	December 31, 2024
Gross carrying amount	$3,854,675	$3,854,675
Accumulated amortization	(2,152,174)	(1,766,710)
Asset impairment loss	(456,377)	-
Net intangible asset	$1,246,124	$2,087,965
Amortization period (in years)	10	10

Amortization expense was $385,464 for the years ended December 31, 2025 and 2023, respectively.

Estimated future amortization expense for SOBRsafe Intellectual Technology intangible assets is as follows:

2026	$282,144
2027	282,144
2028	282,144
2029	282,144
2030	117,548
Thereafter	-
Total future amortization expense	$1,246,124

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Professional consulting services	$199,507	$293,395
Franchise taxes	392,639	-
Employee benefits	109,137	-
Other	165,052	204,733
Accrued expenses	$866,335	$498,128

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Notes payable to related parties consist of the following:

	December 31, 2025	December 31, 2024
Notes payable	$11,810	$11,810
Current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for related party notes was none for the years ended December 31, 2025 and 2024.

NON- RELATED PARTIES

Notes payable to non-related parties consist of the following:

	December 31, 2025	December 31, 2024
Convertible notes payable	9,183	9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	92,980	100,907
Net non-related party notes payable	119,663	127,590
Current portion	(119,663)	(127,590)
Net long-term portion	$-	$-

Total interest expense for non-related party notes was $21,777 and $76,965 for the years ended December 31, 2025 and 2024, respectively.

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

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 for the years ended December 31, 2025, and 2024, respectively. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 for the years ended December 31, 2025 and 2024, respectively. These notes carry interest ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the year ended December 31, 2025 consisted of the following:

The Company issued 370,000 shares of common stock in connection with the 2025 PIPE Offering (see Note 12)

The Company issued 579,219 shares of common stock upon exercise of warrants.

The Company issued an additional 110 shares of common stock in connection with rounding provisions of the 1-for-10 reverse stock split effective on Nasdaq on April 4, 2025.

The Company’s common stock transactions for the year ended December 31, 2024 consisted of the following:

The Company issued 105 shares of common stock for RSUs vested during 2024.

The Company issued 5,214 shares of common stock upon conversion of a portion of the Convertible Notes issued in the 2023 Debt Offering.

The Company issued 358 shares of common stock in connection with the rounding provisions of the 1-for-110 reverse stock split effective on Nasdaq on October 2, 2024.

The Company issued 41,469 shares of common shares in connection with the 2024 PIPE Offering (see Note 12).

The Company issued 872,874 shares of common stock upon exercise of warrants during 2024.

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as Preferred Stock with a par value of $0.00001 per share comprising 25,000,000, from which the Board of Director created a class of Preferred Stock designated as Series A Convertible Preferred Stock comprising 3,000,000 shares. As of December 31, 2025 and 2024, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

On December 19, 2019, the Company’s Board of Directors created a class of Preferred Stock designated as 8% Series A-1 Convertible Preferred Stock comprising 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. As of December 31, 2025 and 2024, the Company did not have any Series A-1 Convertible Preferred Stock issued or outstanding.

On March 1, 2022, the Company’s Board of Directors created a class of shares of Preferred Stock designated as Series B Convertible Preferred Stock comprising 3,000,000 shares. As of December 31, 2025 and 2024, the Company did not have any Series B Convertible Preferred Stock issued or outstanding.

As of December 31, 2025 and 2024, the remaining 16,300,000 of unclassified Preferred Stock did not have any units issued or outstanding.

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

In October 2024, the Company entered into a private investment in public equity offering (the “PIPE 2024 Offering”) pursuant to a securities purchase agreement and registration rights agreement where the Company agreed to issue an aggregate of 202,470 units (the “Units”) at a purchase price of $40.50 per unit, each Unit consisting of one share of common stock, par value $0.00001 per share, of the Company, or one pre-funded warrant in lieu thereof, two Series A Warrants, each to purchase one share of common stock at an initial exercise price of $38 per share, and one Series B Warrant to purchase such number of common stock as will be determined on the Reset Date. The Series A Warrants also include a reset feature, where, on the Reset Date, the exercise price shall be adjusted to equal the lower of (i) the exercise price then in effect and (ii) the Reset Price determined as of the date of determination. Upon such reset of the exercise price pursuant to the Series A Warrant, the number of warrant shares issuable upon exercise of the Series A Warrant shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the issuance date for the warrant shares then outstanding. In accordance with the terms of the Series A and Series B Warrant Agreements and determination of the Reset Exercise Price in effect at December 31, 2025, the issuance of 1,603,370 Series A Warrants and 640,864 Series B Warrants. Under the terms of the Warrant Agreements, at the conclusion of the Reset Period and final determination of the Reset Exercise Price on the Reset Date, January 15, 2025, additional Series A and Series B Warrants may be issued.

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

On April 11, 2024, pursuant to the terms and conditions of the Series A Warrants issued on October 9, 2024 in conjunction with the 2024 PIPE Offering, the Company evaluated the impact of the 1-for-10 reverse split of the Company’s common stock, or Share Combination Event, on Nasdaq. The terms of the Series A Warrant Agreement stipulate in the event of Share Combination Event, or reverse split, where the resulting closing share price is lower than the then Exercise Price, the Exercise Price will be reduced to the Floor Price determined in the Warrant Agreement of $7.60 per warrant. Following the Share Combination Event, the Exercise Price of the Series A Warrants was reduced to the Floor Price prescribed in the terms of the respective Warrant Agreement at $7.60 per share resulting in an additional 110,273 warrants issued to the remaining warrant holders. Further, should the resulting closing share price be below the Floor Price during a period of five trading days after the Share Combination Event, the calculated difference between the lowest volume-weighted-average price (“VWAP”) of the Company’s stock during the five-trading day period and the Floor Price of the then outstanding Series A Warrants outstanding shall be paid pro rata to the remaining holders of the warrants (the “True-up Payment”), not to exceed $1,640,000. The lowest VWAP during the trading period of $4.71 was determined to be below the Floor Price resulting in a True-up Payment due to the remaining holders of $1,640,000. The True-up Payment balance due was paid in full to the remaining holders in July 2025.

During the year ended December 31, 2025, the Company received exercise notices from various institutional investors at a weighted average exercise price of approximately $8.39. In exchange for the issuance of 579,219 shares of common stock, the Company received net proceeds of $3,680,411.

On December 29, 2025, the Company entered into a private investment in public equity offering (the “PIPE 2025 Offering”) pursuant to a securities purchase agreement and registration rights agreement where the Company agreed to issue an aggregate of 370,000 share of common stock at a purchase price of $1.55 per share, 920,324 pre-funded warrants to purchase shares of its common stock at $1.55 per share, 1,290,324 Series C Warrants, each to purchase one share of common stock at an initial exercise price of $1.30 per share, and 1,290,324 Series D Warrants to purchase one share of common stock at $1.30. The aggregate net proceeds received by the Company from the offering were $1.7 million, net of commissions and offering expenses.

The rights and privileges of the PIPE 2025 Offering Pre-funded Warrants are set forth in the warrant agreement between the Company and each of the respective warrant holders. The PIPE 2025 Offering Pre-funded Warrants are exercisable at the option of the warrant holder at any time and do not expire. However, as set forth in the warrant agreements with each holder, the number of pre-funded warrants that may be exercised at any given time may be limited if, upon exercise, the warrant holder and any of its affiliates would beneficially own more than 9.99% of the Company’s common stock, or have voting power of more than 9.99% of the Company's common stock. The PIPE 2025 Offering Pre-funded Warrants do not provide any of the rights or privileges provided by the Company's common stock, including any voting rights, until the pre-funded warrants are exercised and settled in underlying shares of common stock.

The Company evaluated the PIPE 2025 Offering Pre-funded Warrants and concluded the warrants are indexed to the Company's common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. There were no exercises of PIPE 2025 Offering Pre-funded Warrants during the year ended December 31, 2025.

The fair values of stock warrants granted were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	December 31, 2025	December 31, 2024
Exercise price	$1.30-8.29	$38.00-682.00
Dividend yield	0%	0%
Volatility	155-175%	147-173%
Risk-free interest rate	3.59-4.36%	3.91-4.50%
Expected life (years)	2.0-5.0	2.3-5.3

The following table summarizes the changes in the Company’s outstanding warrants:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,563,182	$9.60 – 4,675.00	4.8	$10.40	$-
Warrants granted	3,954,151	$1.30 – 8.29	3.9	$1.97	$-
Warrants exercised	(579,219)	$8.29 – 9.60	-	$8.39	$-
Warrants expired/forfeited	(52)	1,650.00-4,675.00	-	$2,163.68	$-
Balance at December 31, 2025	4,938,062	$1.30 – 1,485.00	3.9	3.30	$-

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	9,642	$1,485.00-5,841.00	4.6	$1,716.00	$-
Warrants granted	2,426,413	9.60-297.00		11.50	$-
Warrants exercised	(872,873)	9.60-297.00	4.8	17.10	$-
Warrants expired	-	-		-	$-
Balance at December 31, 2024	1,563,182		4.8	10.40	$-

Share-Based Compensation

On October 24, 2019, the Company’s 2019 Equity Incentive Plan (the “Plan”) went effective authorizing 1,167 shares of Company common stock for equity awards to employees, directors or consultants. The Plan was approved by the Company’s Board of Directors and the holders of a majority of the Company’s voting stock on September 9, 2019. In January 2022, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 1,576. In June 2024, the stockholders approved and ratified an amendment to increase the shares authorized under the Plan to 3,182. On July 17, 2025, the Company’s stockholders approved and ratified an amendment to increase the number of shares authorized under the 2019 Equity Incentive Plan to 350,000 shares.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

As of December 31, 2025, and December 31, 2024, the Company has stock options granted and outstanding to acquire 1,210 and 1,323 shares of common stock under the Plan, respectively. As of December 31, 2025, the Plan had 1,176 vested options and 34 non-vested options. As of December 31, 2024, the Plan had 1,048 vested options and 275 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the years ended December 31, 2025, and 2024, the Company recorded in stock-based compensation expense $423,337 and $667,617, respectively, of share-based compensation related to stock options. The unrecognized compensation expense as of December 31, 2025, was $119,143 which will be recognized over a weighted average period of 4.8 months.

During the year ended December 31, 2025, the Company did not grant any stock options to directors, officers, employees or other third parties.

The following tables summarize the changes in the Company’s outstanding stock options:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,323	$528.00-10,230.00	4.9	$2,178.70	-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options cancelled	-	-	-	-	-
Options expired/forfeited	(113)	748.00-3,366.00	-	2,110.55	-
Balance at December 31, 2025	1,210	$528.00-10,230.00	4.5	$2,170.91	-

Exercisable at December 31, 2025	1,210	$528.00-10,230.00	4.6	$2,189.63	-

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2023	1,541	$528.00-10,230.00	5.7	$2,211.00	-
Options granted	-	-	-	-	-
Options exercised	-	-	-	-	-
Options cancelled	-	-	-	-	-
Options expired/forfeited	(218)	-	-	2,591.50	-
Balance at December 31, 2024	1,323	$528.00-10,230.00	4.9	$2,178.70	-

Exercisable at December 31, 2024	1,323	$528.00-10,230.00	5.0	$2,221.70	-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the year ended December 31, 2025 and 2024, the Company granted no service based RSUs to executive officers and employees and no service based RSUs to directors.

The following table summarizes RSU activity under the Plan:

	RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)
Unvested at December 31, 2023	194	$2,068.00	1.7
Granted	-	-	-
Vested	(104)	2,387.00
Unvested at December 31, 2024	90	$1,683.00	1.0
Granted	-	-	-
Vested	-		-
Expired/forfeited	(90)	1,683.00	-
Unvested at December 31, 2025	-	-	-

For the years ended December 31, 2025, and 2024, the Company recorded in stock-based compensation expense $62,095 of RSU based compensation.

Executive Officers Stock Options and RSUs

The Company had 953 vested and 31 unvested outstanding executive officers stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 5.2 years as of December 31, 2025, and 701 vested and 251 unvested outstanding executive officers stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 6.2 years as of December 31, 2024. The Company had no vested or unvested RSUs granted to executive officers as of December 31, 2025. The Company had no vested and 90 unvested RSUs granted to executive officers as of December 31, 2024, with a remaining weighted average vesting period of 12 months.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013, we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of December 31, 2025. As of December 31, 2025, the Company has accrued $11,164 plus accrued interest of $22,488. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with us closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

NOTE 14. INCOME TAXES

Deferred income taxes arise from temporary differences between the recognition of net operating losses (“NOL”s) for financial reporting purposes and their recognition for income tax purposes. Under the provisions of the One Big Beautiful Bill Act (“OBBBA”), NOL carryforwards may be subject to revised utilization rules and limitations, particularly in connection with ownership changes as defined by the Internal Revenue Code.

For the years ended December 31, 2025 and 2024, the Company incurred net losses and, accordingly, recorded no current income tax liability. Since commencing operations in 2007, the Company has generated approximately $58,610,000 in federal NOL carryforwards. Consistent with the OBBBA provisions, these NOLs may be carried forward indefinitely; however, their annual utilization may be limited to a specified percentage of taxable income in future periods.

Additionally, pursuant to the ownership change rules under Section 382 of the Internal Revenue Code, as modified by the OBBBA, the Company’s NOL carryforwards of approximately $58,610,000 are subject to annual limitations in the event of a significant ownership change. If such a change occurs, the amount of NOLs available to offset taxable income in future years could be materially restricted. Furthermore, cumulative NOL carryforwards for income tax reporting purposes may differ from cumulative financial statement losses due to timing differences between financial accounting and tax recognition.

As of December 31, 2025 and 2024, the deferred tax assets of approximately $14,598,000 and $12,004,000, respectively, created by the NOLs has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in 2025 and 2024 was approximately $2,595,000 and $2,290,000, respectively.

There is no current or deferred tax expense for the years ended December 31, 2025 and 2024. The Company has not filed its tax returns for the years 2012 through 2025; however, management believes there are no taxes due as of December 31, 2025 and 2024.

The Company includes interest and penalties arising from the underpayment of income taxes in selling, general and administrative expense in the consolidated statements of operations.

The provision for Federal income tax consists of the following:

	December 31, 2025	December 31, 2024
Income tax benefit attributable to:
Net loss	$(8,951,104)	$(8,609,139)
Permanent differences	485,432	1,315,587
Valuation allowance	8,465,672	7,293,552
Net provision for income tax	$-	$-

The cumulative tax effect at the expected federal tax rate of 21% of significant items comprising our net deferred tax amount is as follows on December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carry forward	$11,667,981	$9,572,421
Valuation allowance	(11,667,981)	(9,572,421)
Net deferred tax asset	$-	$-

The cumulative tax effect at the expected state tax rate of 5% of significant items comprising our net deferred tax amount is as follows on December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carry forward	$2,930,502	$2,431,559
Valuation allowance	(2,930,502)	(2,431,559)
Net deferred tax asset	$-	$-

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal tax return years 2012 – 2025 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations.

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

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 10, 2026, which is the date the consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying consolidated financial statements other than those following.

On March 19, 2026, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of the Company’s common stock remained below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

In addition, the Letter noted that the Company effected a 1-for-110 reverse stock split on October 2, 2024, and a 1-for-10 reverse stock split on April 4, 2025, making the cumulative reverse stock split ratio 1-for-1100 (the “Reverse Splits”) over the last two years. As a result of the Reverse Splits, the Company is not eligible for the 180-day compliance period set forth in Rule 5810(c)(3)(A) because the Reverse Splits have a cumulative ratio of over 1-for-250.

The notification has no immediate effect on the Company’s Nasdaq listing and the Company’s common stock will continue to trade on Nasdaq under the ticker symbol “SOBR.” In addition, it does not affect the Company’s business, operations or reporting requirements with the Securities and Exchange Commission.

The Company timely appealed the Staff’s determination and intends to submit a plan to the hearings panel (the “Panel”) to regain compliance with the Bid Price Requirement, and if necessary, effect a reverse stock split. The hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. However, there can be no assurance that the Company will regain compliance with the Bid Price Requirement or otherwise maintain compliance with any of the other listing requirements.

