Form 10-Q
period 2026-03-31
SOBR Safe, Inc.
filed 2026-04-30
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 2,806,579 shares of common stock, $0.00001 par value, issued and outstanding.

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

Readers are cautioned not to put undue reliance on any forward-looking statements. Future actual results, events and stockholder values may differ materially from those expressed or implied in these forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

ITEM 1 Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025, the unaudited condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026, and 2025, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026, and 2025, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)

Current assets
Cash	$2,106,473	$4,759,370
Accounts receivable, net	22,604	35,907
Inventory	142,222	146,522
Prepaid expenses	207,428	267,766
Other current assets	16,281	21,371
Total current assets	2,495,008	5,230,936

Property and equipment, net	32,447	34,355
Intellectual technology, net	1,175,588	1,246,124
Operating lease right-of-use assets, net	55,244	82,380
Other assets	27,427	27,427
Total Assets	$3,785,714	$6,621,222

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$493,298	$484,731
Accrued expenses	405,081	866,335
Accrued interest payable	116,360	114,901
Operating lease liabilities, current portion	61,656	91,993
Deferred revenue	31,248	6,600
Notes payable - related parties, net	11,810	11,810
Notes payable - non- related parties, net	26,683	119,663
Total current liabilities	1,146,136	1,696,033

Total Liabilities	1,146,136	1,696,033

Stockholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized, 2,806,562 and 1,886,238 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	28	19
Treasury stock, at cost; 17 shares as of March 31, 2026 and December 31, 2025	(38,015)	(38,015)
Additional paid-in capital	112,354,443	112,347,141
Accumulated deficit	(109,623,170)	(107,330,252)
Total SOBR Safe, Inc. stockholders’ equity	2,693,286	4,978,893
Noncontrolling interest	(53,708)	(53,704)
Total Stockholders’ Equity	2,639,578	4,925,189

Total Liabilities and Stockholders’ Equity	$3,785,714	$6,621,222

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$79,003	$86,617
Cost of goods and services	34,085	35,653
Gross profit	44,918	50,964

Operating expenses:
General and administrative	2,323,989	1,823,469
Stock-based compensation expense	7,243	139,678
Research and development	23,693	40,924
Total operating expenses	2,354,925	2,004,071

Loss from operations	(2,310,007)	(1,953,107)

Other income (expense):
Interest income	20,551	77,717
Interest expense	(3,466)	(3,665)
Total other income, net	17,085	74,052

Loss before provision for income taxes	(2,292,922)	(1,879,055)

Provision for income taxes	-	-

Net loss	(2,292,922)	(1,879,055)

Net loss attributable to noncontrolling interest	4	4

Net loss attributable to SOBR Safe, Inc.	$(2,292,918)	$(1,879,051)

Deemed dividends related to Convertible Debt Warrants down round provision	-	(1,833)
Deemed dividends related to 2022 PIPE Warrants down round provision	-	(1,547)
Deemed dividends related to Original Warrants and New Warrants down round provision	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	(47,373)

Net loss attributable to common stockholders	$(2,292,918)	$(1,929,804)

Basic and diluted loss per common share	$(0.92)	$(1.46)

Weighted average number of common shares outstanding, basic and diluted	2,496,321	1,320,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended, March 31, 2025
	Common Stock		Preferred Stock		Treasury Stock				Stockholders’
	Shares	Amount ($0.00001 Par)	Shares	Amount ($0.00001 Par)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Equity (Deficit) SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balances at January 1, 2025	936,926	$94	-	$-	(16)	$(38,015)	$108,222,324	$(98,328,395)	$9,856,008	$(53,687)	$9,802,321
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	139,678	-	139,678	-	139,678
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	-	-	1,833	(1,833)	-	-	-
Deemed dividends related to 2022 PIPE Warrants down round provision	-	-	-	-	-	-	1,547	(1,547)	-	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	-	-	47,373	(47,373)	-	-	-
Common stock issued upon exercise of warrants	579,219	58	-	-	(1)	-	3,496,333	-	3,496,391	-	3,496,391
Net Loss	-	-	-	-	-	-	-	(1,879,051)	(1,879,051)	(4)	(1,879,055)
Balances at March 31, 2025	1,516,145	$152	-	$-	(17)	$(38,015)	$111,909,088	$(100,258,199)	$11,613,026	$(53,691)	$11,559,335

For the Three Months Ended, March 31, 2026

Balances at January 1, 2026	1,886,255	$19	-	$-	(17)	$(38,015)	$112,347,141	$(107,330,252)	$4,978,893	$(53,704)	$4,925,189
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	-	-	7,243	-	7,243	-	7,243
Common stock issued upon exercise of warrants	920,324	9	-	-	-	-	59	-	-	-	68
Net Loss	-	-	-	-	-	-	-	(2,292,918)	(2,292,918)	(4)	(2,292,922)
Balances at March 31, 2026	2,806,579	$28	-	$-	(17)	$(38,015)	$112,354,443	$(109,623,170)	$2,693,286	$(53,708)	$2,639,578

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(2,292,922)	$(1,879,055)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	72,445	96,366
Non-cash lease expense	27,136	24,314
Non-cash interest expense	1,145	-
Stock-based compensation expense	7,243	139,678
Bad debt expense	9,022	-
Changes in assets and liabilities:
Accounts receivable	4,281	(4,146)
Inventory	4,300	31,007
Prepaid expenses	60,338	3,155
Other assets	5,090	23,675
Accounts payable	8,567	(10,055)
Accrued expenses	(492,471)	(105,998)
Accrued interest payable	314	2,124
Deferred revenue	24,648	-
Operating lease liabilities	(30,337)	(26,562)

Net cash used in operating activities	(2,591,201)	(1,705,497)

Financing activities:
Repayments of notes payable – non-related parties	(61,764)	(100,907)
Proceeds from exercise of stock warrants	68	3,680,411
Payment for transaction costs of equity transactions	-	(184,020)
Net cash provided by (used in) financing activities	(61,696)	3,395,484

Net Change In Cash	(2,652,897)	1,689,987

Cash At The Beginning Of The Period	4,759,370	8,384,042

Cash At The End Of The Period	$2,106,473	$10,074,029

Schedule Of Non-Cash Investing And Financing Activities:
Deemed dividends related to Convertible Debt Warrants down round provision	$-	$1,833
Deemed dividends related to 2022 PIPE Warrants down round provision	$-	$1,547
Deemed dividends related to 2024 PIPE Warrants down round provision	$-	$47,373
Supplemental Disclosure:
Cash paid for interest	$2,006	$1,541
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company”, “we”, “us”, and “our”) is a hardware and software company headquartered in Greenwood Village, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patented touch-based alcohol monitoring and detection products, SOBRcheckTM and SOBRsure®, enabling non-invasive alcohol monitoring and detection, biometric identity verification, and qualified, real-time cloud-based alerts and reporting. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our enterprise and consumer digital channels. Currently our principal markets are located in North America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2026.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026, and December 31, 2025, and results of operations and cash flows for the three-month periods ended March 31, 2026 and 2025.

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

At March 31, 2026 and December 31, 2025, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase as cash equivalents. The Company does not have any cash equivalents at March 31, 2026 and December 31, 2025.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $20,000 and $30,000 in allowance for credit losses at March 31, 2026 and December 31, 2025, respectively.

Inventory

Inventory is comprised of component parts and finished product and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at March 31, 2026 and December 31, 2025.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at March 31, 2026 and December 31, 2025. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. No impairment loss was recognized during the three-month periods ended March 31, 2026 and 2025.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $578,460 and $382,310 during the three-month periods ended March 31, 2026, and 2025, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at March 31, 2026 and December 31, 2025, as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares at March 31, 2026 and March 31, 2025, have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	March 31,	March 31,
	2026	2025
Stock options	1,210	1,323
Restricted stock units	-	90
Warrants	4,017,738	1,229,924
Convertible instruments	2	2
Total dilutive securities	4,018,950	1,231,339

Concentration of Credit Risk

Credit Risk –Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash. The Company maintains its cash at two domestic financial institutions. The Company is exposed to credit risk in the event of a default by the financial institutions to the extent that cash balances are in excess of the amount insured by the Federal Deposit Insurance Corporation of up to $250,000 per institution. The Company places its cash with high-credit quality financial institutions and managed within established guidelines to mitigate risk. To date, the Company has not experienced any loss on its cash.

Concentration of Customers – To date, the Company’s sales have been concentrated among a limited number of customers in the business-to-business (“B2B”) segment, while its eCommerce sales are more diversified and do not present the same level of customer concentration risk. As a result, the Company’s overall revenue may experience significant period-to-period fluctuations due to its reliance on a small number of B2B customers. Revenue could decline if the Company loses one or more of these key customers or is unable to secure new customers, even as it maintains a broader, less concentrated presence in the eCommerce market.

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

ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. This ASU introduces a practical expedient for credit loss measurement for certain accounts receivable and contract assets. The Company adopted this standard effective January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements. This ASU amends the internal-use software capitalization criteria. It is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact on its consolidated financial statements.

ASU 2025-11, Interim Reporting (ASC 270). This ASU clarifies guidance on when interim reporting applies and specifies required interim disclosures. The Company adopted this standard effective January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

NOTE 2. GOING CONCERN

The Company has incurred recurring losses from operations, generated negative cash flows, and has limited liquidity and capital resources to meet its ongoing obligations. As of March 31, 2026, the Company had an accumulated deficit of approximately $109,623,000 and experienced negative cash flows from operating activities of approximately $2,591,000 for the three months then ended. Revenue levels remain insufficient to support operations.

As of March 31, 2026, the Company had cash of approximately $2,106,000 and working capital of approximately $1,349,000. Based on its current operating plan, the Company expects that its existing cash resources will not be sufficient to fund operations for the twelve months following the issuance date of the financial statements, and additional capital will be required.

The Company is also subject to risks related to its Nasdaq listing status, including non-compliance with the minimum bid price requirement. While the Company has appealed the bid price deficiency and intends to pursue a compliance plan, there can be no assurance that it will regain or maintain compliance.

The Company is pursuing a proposed merger with Clean World Ventures, Inc., which may provide future liquidity and strategic support; however, the transaction is subject to significant conditions and uncertainties and may not be completed. The Company is also evaluating additional financing alternatives, including equity and debt financings, but no committed arrangements are currently in place. While management has implemented cost-reduction measures and may take further actions to reduce expenditures, these plans are not considered probable of being effectively implemented within the required timeframe or sufficient to fully mitigate the Company’s liquidity challenges.

These conditions and events, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. Management has concluded that such substantial doubt has not been alleviated as of March 31, 2026.

NOTE 3. INVENTORY

Inventories consist of the following:

	March 31,	December 31,
	2026	2025
Component parts	$63,797	$65,802
Finished goods	78,425	80,720
Inventory	$142,222	$146,522

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2026	2025
Insurance	$87,988	$174,313
Deposit	15,736	15,736
Other	103,704	77,717
Prepaid expenses	$207,428	$267,766

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

Total operating lease expense for the three-month period ended March 31, 2026, total operating lease expense was $50,639 which included $18,513 of variable lease expense. Total operating lease expense for the three-month period ended March 31, 2025, total operating lease expense was $50,115, of which $21,190 was attributable to variable lease expense.

Operating lease obligations recorded on the unaudited condensed consolidated balance sheet at March 31, 2026 are as follows:

Operating lease liabilities – current portion	$61,656
Operating lease liabilities – less current portion	-
Total operating lease liabilities	$61,656

Future lease payments included in the measurement of operating lease liabilities on the unaudited condensed consolidated balance sheet at March 31, 2026 are as follows:

2026	62,937
Total future minimum lease payments	62,937
Less imputed interest	(1,281)
Total operating lease liabilities	$61,656

The weighted average remaining lease term is 6 months, and the weighted average discount rate is 10%.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$8,462	$8,462
Furniture and fixtures	29,710	29,710
Total property and equipment	38,172	38,172
Accumulated depreciation	(5,725)	(3,817)
Net property and equipment	$32,447	$34,355

Total depreciation expense was $1,909 and zero for the three months ended March 31, 2026 2025, respectively..

NOTE 7. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafe Intellectual Technology and consist of the following:

	March 31, 2026	December 31, 2025
Gross carrying amount	$3,398,298	$3,854,675
Accumulated amortization	(2,222,710)	(2,152,174)
Asset impairment loss	-	(456,377)
Net intangible asset	$1,175,588	$1,246,124
Amortization period (in years)	10	10

Amortization expense was $70,536 and $96,366 for the three-month periods ended March 31, 2026, and 2025, respectively.

Estimated future amortization expense for device technology intangible assets is as follows:

2026	$211,608
2027	282,144
2028	282,144
2029	282,144
2030	117,548
Thereafter	-
Total future amortization expense	$1,175,588

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Professional consulting services	$212,231	$199,507
Franchise taxes	-	392,639
Employee benefits	48,323	109,137
Other	144,527	165,052
Total accrued expenses	$405,081	$866,335

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Notes payable to related parties consist of the following:

	March 31, 2026	December 31, 2025
Non-convertible note payable	$11,810	$11,810
Less current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for the related party notes was none for both three-month periods ended March 31, 2026 and 2025.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	March 31,	December 31,
	2026	2025
Convertible notes payable	$9,183	$9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	-	92,980
Net non-related party notes payable	26,683	119,663
Current portion	(26,683)	(119,663)
Net long-term portion	$-	$-

Total interest expense for non-related party notes was $2,006 and $3,665 for the three-month periods ended March 31, 2026 and 2025, respectively.

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

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of March 31, 2026, and December 31, 2025. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of March 31, 2026, and December 31, 2025. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the three months ended March 31, 2026, consist of the following:

The Company issued 920,324 shares of common stock upon exercise of warrants.

The Company’s common stock transactions for the three months ended March 31, 2025, consist of the following:

The Company issued 579,219 shares of common stock upon exercise of warrants.

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as Preferred Stock with a par value of $0.00001 per share comprising 25,000,000, from which the Board of Director created a class of Preferred Stock designated as Series A Convertible Preferred Stock comprising 3,000,000 shares. As of March 31, 2026 and 2025, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

On December 19, 2019, the Company’s Board of Directors created a class of Preferred Stock designated as 8% Series A-1 Convertible Preferred Stock comprising 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. As of March 31, 2026 and 2025, the Company did not have any Series A-1 Convertible Preferred Stock issued or outstanding.

On March 1, 2022, the Company’s Board of Directors created a class of shares of Preferred Stock designated as Series B Convertible Preferred Stock comprising 3,000,000 shares. As of March 31, 2026 and 2025, the Company did not have any Series B Convertible Preferred Stock issued or outstanding.

As of March 31, 2026 and 2025, the remaining 16,300,000 of unclassified Preferred Stock did not have any units issued or outstanding.

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

In October 2024, the Company entered into a private investment in public equity offering (the “2024 PIPE Offering”) pursuant to a securities purchase agreement and registration rights agreement where the Company agreed to issue an aggregate of 202,470 units (the “Units”) at a purchase price of $40.50 per unit, each Unit consisting of one share of common stock, par value $0.00001 per share, of the Company, or one pre-funded warrant in lieu thereof, two Series A Warrants, each to purchase one share of common stock at an initial exercise price of $38 per share, and one Series B Warrant to purchase such number of common stock as will be determined on the Reset Date. The Series A Warrants also include a reset feature, where, on the Reset Date, the exercise price shall be adjusted to equal the lower of (i) the exercise price then in effect and (ii) the Reset Price determined as of the date of determination. Upon such reset of the exercise price pursuant to the Series A Warrant, the number of warrant shares issuable upon exercise of the Series A Warrant shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the issuance date for the warrant shares then outstanding. In accordance with the terms of the Series A and Series B Warrant Agreements and determination of the Reset Exercise Price in effect at December 31, 2025, the issuance of 1,603,370 Series A Warrants and 640,864 Series B Warrants. Under the terms of the Warrant Agreements, at the conclusion of the Reset Period and final determination of the Reset Exercise Price on the Reset Date, January 15, 2025, additional Series A and Series B Warrants may be issued.

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

On December 29, 2025, the Company entered into a private investment in public equity offering (the “2025 PIPE Offering”) pursuant to a securities purchase agreement and registration rights agreement where the Company agreed to issue an aggregate of 370,000 share of common stock at a purchase price of $1.55 per share, 920,324 pre-funded warrants to purchase shares of its common stock at $1.55 per share, 1,290,324 Series C Warrants, each to purchase one share of common stock at an initial exercise price of $1.30 per share, and 1,290,324 Series D Warrants to purchase one share of common stock at $1.30. The Company also issued 96,774 Placement Agent Warrants, each to purchase one share of common stock at $1.94. The aggregate net proceeds received by the Company from the offering were $1.7 million, net of commissions and offering expenses.

The rights and privileges of the 2025 PIPE Offering Pre-funded Warrants are set forth in the warrant agreement between the Company and each of the respective warrant holders. The 2025 PIPE Offering Pre-funded Warrants are exercisable at the option of the warrant holder at any time and do not expire. However, as set forth in the warrant agreements with each holder, the number of pre-funded warrants that may be exercised at any given time may be limited if, upon exercise, the warrant holder and any of its affiliates would beneficially own more than 9.99% of the Company’s common stock, or have voting power of more than 9.99% of the Company’s common stock. The 2025 PIPE Offering Pre-funded Warrants do not provide any of the rights or privileges provided by the Company’s common stock, including any voting rights, until the pre-funded warrants are exercised and settled in underlying shares of common stock.

The Company evaluated the 2025 PIPE Offering Pre-funded Warrants and concluded the warrants are indexed to the Company’s common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 920,324 shares of common stock upon the exercise of 2025 PIPE Offering Pre-funded Warrants during the three months ended March 31, 2026. As of March 31, 2026, 96,774 of the 2025 PIPE Offering Placement Agent Warrants remained outstanding.

The fair values of stock warrants granted during the three months ended March 31, 2026 and 2025, were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	March 31, 2026	March 31, 2025
Exercise price	$1.30 - 8.29	$8.29
Dividend yield	0%	0%
Volatility	143 - 207%	146%
Risk-free interest rate	4.09 - 5.04%	4.45%
Expected life (years)	1.9 - 5.8	4.5

The following table summarizes the changes in the Company’s outstanding warrants during the three-month period ended March 31, 2026:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2025	4,938,062	$1.30-1,485.00	3.9	$3.30	$-
Warrants granted	-	-	-	-	-
Warrants exercised	(920,324)	1.55	4.8	1.55	-
Warrants expired	-	-	-	2,163.68	-
Balance at March 31, 2026	4,017,738	$1.30 - 1,485.00	3.4	$3.70	$-

The following table summarizes the changes in the Company’s outstanding warrants during the three-month period ended March 31, 2025:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,563,182	$9.60 – 4,675.00	4.8	$10.40	$-
Warrants granted	245,960	8.29	4.5	8.29	-
Warrants exercised	(579,219)	8.29-9.60	4.5	8.39	-
Warrants expired	-	-	-	-	-
Balance at March 31, 2025	1,229,923	$8.29-4,675.00	4.5	$9.31	$-

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

The Company generally recognizes share-based compensation expense on the grant date or over the period of vesting or period that services will be provided.

Stock Options

As of March 31, 2026, and December 31, 2025, the Company had granted stock options to acquire 1,210 shares of common stock under the Plan. As of March 31, 2026, the Plan had 1,190 vested options and 20 non-vested options. As of December 31, 2025, the Plan had 1,176 vested options and 34 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the three months ended March 31, 2026, and 2025, the Company recorded $7,243 and $124,154, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of March 31, 2026, was $12,172 which will be recognized over a weighted average period of 6.0 months.

During the three-month period ended March 31, 2026, the Company did not grant any stock options to directors, officers, employees or other third-parties.

The following table summarizes the changes in the Company’s outstanding stock options during the three-month period ended March 31, 2026:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2025	1,210	$528.00-10,230.00	4.6	$2,170.91	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/Forfeited	-	-	-	-	-
Balance at March 31, 2026	1,210	$528.00-10,230.00	4.2	$2,170.91	$-

Exercisable at March 31, 2026	1,190	$528.00-10,230.00	4.6	$2,145.34	$-

The following table summarizes the changes in the Company’s outstanding stock options during the three-month period ended March 31, 2025:

			Weighted
	Options Outstanding	Exercise Price	Average Remaining	Weighted Average	Aggregate
	Number of	Per	Contractual Life	Exercise	Intrinsic
	Shares	Share	(Years)	Price	Value
Balance at December 31, 2024	1,323	$528.00-10,230.00	4.9	$2,178.70	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/Forfeited
Balance at March 31, 2025	1,323	$528.00-10,230.00	4.7	$2,178.70	-

Exercisable at March 31, 2025	1,120	$528.00-10,230.00	4.8	2,204.13	-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the three months ended March 31, 2026 and 2025, the Company granted no service based RSUs to directors, executive officers or employees. During the three months ended March 31, 2024, 105 shares of the Company’s common stock were vested and common shares issued. Unvested RSUs granted in 2023 vest in January 2026.

For both the three months ended March 31, 2026, and 2025, the Company recorded zero and $15,524 in stock-based compensation expense related to RSUs, respectively.

Executive Officers Stock Options and RSUs

The Company had 934 vested and 19 unvested outstanding executive officer stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 4.95 years as of March 31, 2026, and 953 vested and 31 unvested outstanding executive stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 5.2 years as of December 31, 2025. The Company had no vested or unvested RSUs granted to executive officers as of March 31, 2026, and December 31, 2025, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs as of March 2024. As of March 31, 2026, the Company has accrued $11,164 plus accrued interest of approximately $22,768. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the single operating segment and decides how to better allocate resources based on revenues, gross profit/(loss), net income/(loss) and other applicable benchmarks that are reported on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The Company’s objective in making resource allocation decisions is to optimize the Company’s operating financial results and financial position. The accounting policies of our single operating segment are the same as those described in the Summary of Significant Accounting Policies herein. For additional reportable single operating segment level financial information, see the Consolidated Financial Statements.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 30, 2026, which is the date the consolidated financial statements were available to be issued and has determined that there are no material subsequent events that require recognition or disclosure in the accompanying consolidated financial statements other than those following.

On April 24, 2026, the Company entered into an Agreement and Plan of Merger with Clean World Ventures, Inc. (“CWV”) and its wholly owned subsidiary, pursuant to which the subsidiary will merge with and into CWV, with CWV surviving as a wholly owned subsidiary of the Company. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. Upon completion of the merger, CWV equity holders will receive shares of the Company’s common stock in exchange for their CWV shares, and CWV equity awards will be converted into comparable Company awards. On a pro forma basis, CWV stockholders are expected to own approximately 98% of the combined company, with existing Company stockholders owning approximately 2%. The transaction is subject to customary closing conditions, including approval by the stockholders of both companies, Nasdaq approval, and the effectiveness of a registration statement on Form S-4, as well as approval of certain related matters by the Company’s stockholders. The merger has been approved by the board of directors of both companies and is expected to close in the third quarter of 2026. Upon closing, CWV is expected to designate the board of directors and management of the combined company.

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

Our corporate offices are located at 6400 South Fiddlers Green Circle, Suite 1400, Greenwood Village, Colorado 80111, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the three months ended March 31, 2026.

This discussion and analysis should be read in conjunction with our financial statements included as part of this Quarterly Report on Form 10-Q, as well as our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Business Operations, Outlook and Challenges

We provide non-invasive technologies to quickly and discretely track and identify the presence of alcohol in individuals. Our mission is to deliver reliable, near real-time alcohol tracking solutions that support informed decision-making, promote accountability, and provide measurable value for organizations and individuals. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafe, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our enterprise and consumer digital marketing channels. To that end, our SOBRsafeTM software solution, along with our patent-pending integrated hardware devices, SOBRcheckTM and SOBRsure®, used to provide non-invasive alcohol tracking and identity verification, combine to create a robust solution that has current and potential applications in:

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

Alcohol Use Disorder and Its Effects

SOBRsafe is committed to supporting individuals and organizations seeking tools to increase awareness of alcohol use behaviors and patterns. In the context of rising alcohol consumption trends, many individuals are seeking greater visibility into their habits to support personal wellness goals and informed decision-making. According to the National Institute on Alcohol Abuse and Alcoholism (NIAAA), alcohol use remains widespread, with millions of individuals reporting patterns of consumption that may impact overall well-being. Increased awareness of these patterns can play an important role in supporting behavioral wellness and healthier lifestyle choices. Alcohol use can influence both short- and long-term aspects of general health and well-being, including sleep, mood, and daily functioning. As awareness grows, there is an increasing need for tools that support individuals in understanding their behaviors and making self-directed lifestyle decisions.

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

Our marketing strategy continues to evolve as we continue our focus across business-to-business (“B2B”) and consumer markets. An Account-Based Marketing (ABM) program is in development, and we have strengthened our marketing automation infrastructure to enable scalable outreach, improve lead management, and support data-driven decision-making. These efforts aim to increase awareness of our solutions among organizations that support wellness amongst the estimated 27.9 million Americans aged 12 or older who experienced AUD in the past year. In addition, we engaged a nationally recognized independent research firm to conduct in-depth qualitative and quantitative market research in the fourth quarter of 2025. The research included consumer insights and market demand assessment. The findings confirm demand for our flagship product, SOBRsure, and validate that it addresses a gap in the alcohol tracking market, as no other wearable devices offer alcohol tracking capabilities. The research indicates that the strongest demand for SOBRsure, as currently designed, is among individuals engaging in regular or above-average alcohol use. It also identified key demographic segments within this population, enabling more targeted and efficient marketing through our selected media channels. Further research revealed that approximately half of the potential market is unaware of wearable alcohol tracking technology, representing a significant opportunity for market expansion through continued education and awareness-building initiatives. These insights directly inform our product positioning, pricing strategy, and future go-to-market efforts. Our SOBRsure wristband is designed to address the limitations of traditional alcohol tracking solutions, such as breathalyzers, which provide only point-in-time readings. SOBRsure offers discreet, continuous alcohol tracking that supports sustained accountability while prioritizing user privacy and convenience. This combination of features differentiates our product within the growing alcohol tracking technology ecosystem and underpins our ongoing marketing and commercialization strategy.

As of March 31, 2026, we have retained six channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Recent Developments

During the quarter ended March 31, 2026, the following developments occurred:

➢	Conducted a pricing analysis across priority customer segments with the highest purchase propensity to optimize hardware and software pricing strategy and support margin expansion.
➢	Refined core marketing campaigns based on targeted market research insights to improve customer acquisition efficiency and conversion within high-intent segments.
➢

Updated marketing and sales materials to align with applicable U.S. Food and Drug Administration (“FDA”) general wellness guidance and conducted compliance training for employees and external partners, reducing regulatory risk and supporting scalable commercialization.

➢

Executed integrated marketing initiatives in connection with Alcohol Awareness Month, including paid and organic channels and a branded event, to increase brand awareness, drive demand generation, and enhance customer engagement.

Subsequent to the three-months ended March 31, 2026, the following developments occurred:

➢

On April 24, 2026, the Company entered into an Agreement and Plan of Merger with Clean World Ventures, Inc. (“CWV”) and its wholly owned subsidiary, pursuant to which the subsidiary will merge with and into CWV, with CWV surviving as a wholly owned subsidiary of the Company. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. Upon completion of the merger, CWV equity holders will receive shares of the Company’s common stock in exchange for their CWV shares, and CWV equity awards will be converted into comparable Company awards. On a pro forma basis, CWV stockholders are expected to own approximately 98% of the combined company, with existing Company stockholders owning approximately 2%. The transaction is subject to customary closing conditions, including approval by the stockholders of both companies, Nasdaq approval, and the effectiveness of a registration statement on Form S-4, as well as approval of certain related matters by the Company’s stockholders. The merger has been approved by the board of directors of both companies and is expected to close in the third quarter of 2026. Upon closing, CWV is expected to designate the board of directors and management of the combined company.

Results of Operations for Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Summary of Results of Operations

	Three Months Ended March 31,
	2026	2025
Revenue	$79,003	$86,617
Cost of goods and services	34,085	35,653
Gross profit	44,918	50,964

Operating expenses:
General and administrative	2,323,989	1,823,469
Stock-based compensation expense	7,243	139,678
Research and development	23,693	40,924
Total operating expenses	2,354,925	2,004,071

Operating loss	(2,310,007)	(1,953,107)

Other income (expense):
Interest income	20,551	77,717
Interest expense	(3,466)	(3,665)
Total other income, net	17,085	74,052

Net loss	$(2,292,922)	$(1,879,055)

Revenue

Both the SOBRcheck and SOBRsure devices are used in conjunction with our SOBRsafe software solution to generate sales and revenue. Revenue is primarily generated through our business-to-consumer eCommerce platform and business-to-business sales channels including the execution of customer agreements. Revenues of $79,003 for three months ended March 31, 2026 have decreased by $7,614, or a decrease of 8.8%, as compared to the prior period of $86,617. This decrease is primarily due to backorders resulting from inventory constraints for our SOBRsure device leading to approximately $31,000 in deferred revenue, offset by an increase in sales of our SOBRsure software subscriptions of $21,156. During the three months ended March 31, 2026, the Company sold 198 unique SOBRsure devices, representing an increase of 88.6% from 105 unique sales of SOBRsure devices during the three months ended March 31, 2025.

Gross Profit

The cost of sales for the three months ended March 31, 2026, was $34,085 resulting in a gross profit of $44,918 and a gross margin of 56.9%. The cost of sales for the three months ended March 31, 2025, was $35,563 resulting in a gross profit of $50,964 and a gross margin of 58.8%. The decrease in gross margin is primarily driven by strategic price reductions to the SOBRsure devices and software subscription. The pricing adjustments reflect a proactive approach to enhancing market competitiveness and expanding our customer base.

General and Administrative Expenses

General and administrative expenses increased by $500,520 or 27.4%, from $1,823,469 for the three months ended March 31, 2025, to $2,323,989 for the three months ended March 31, 2026, primarily due to the comprehensive marketing plan implemented in order to position the Company to generate improvements in the generation of both revenues and positive cash flows. Total increase in marketing and advertising spend was $196,150. Additional increases are due to increase in employee headcount, employee payroll and benefits expense of $110,645, legal and investor relation expenses of $125,500, and other consulting fees of $76,753.

Stock-Based Compensation Expense

Stock-based compensation expense was $7,243 for the three months ended March 31, 2026, compared to $139,678 for the three months ended March 31, 2025. The decrease from the prior year in expense of $132,435 is from the completed vesting, forfeitures and cancelations of previous grants. The stock-based compensation expense for both respective periods was related to the issuance of our stock options as compensation to certain consultants and employees that is recognized over the period of service. During 2025 and through the three months ended March 31, 2026, we have not granted additional stock-based compensation units.

Research and Development

Research and development expenses decreased by $17,231, or 42.1% to $23,693 for the three months ended March 31, 2026, compared to $40,924 for the three months ended March 31, 2025. The decrease in research and development is driven by focusing on improvements to its existing SOBRsafe software platform and enhancements to its mobile application, whereas the prior year spend was primarily driven by more expensive hardware development initiatives including the completion of the second generation of the SOBRsure device and software platform.

Other Income, net

Other income, net of $17,085 for the three months ended March 31, 2026 is comprised primarily of interest income derived from invested cash balances, as compared to $74,052 for the three months ended March 31, 2025 which was generated from higher cash balances during the prior-year period.

Operating Loss; Net Loss

Our net loss increased by $413,867 from $1,879,055 to $2,292,922, from the three months ended March 31, 2025, compared to the three months ended March 31, 2026. The change in our net loss and operating loss for the three months ended March 31, 2026, compared to the same prior year period, primarily a result in an increase in selling, general and administrative expenses, offset by decreases in stock-based compensation, research and development expenses and interest income.

Liquidity and Capital Resources for Three Months Ended March 31, 2026 Compared to December 31, 2025

Introduction

During the three months ended March 31, 2026 and 2025, the Company has incurred recurring losses from operations. Future capital requirements will depend on many factors including the Company’s ability to sell and develop products, generate cash flow from operations, and assess competing market developments. The Company may need additional capital in the near term. Our cash on hand as of March 31, 2026, was $2,106,413 and our current normalized operating cash flow burn rate is approximately $700,000 per month.

Management believes that cash balances and positive working capital at March 31, 2026 do not provide adequate operating capital for operating activities for the next twelve months after the date these financial statements are issued. Management anticipates additional revenue generation with the release of its second-generation SOBRsure device and a comprehensive marketing plan. In addition, the Company’s plans and ability to access capital sources and implement expense reduction tactics to preserve working capital provide the opportunity for the Company to continue as a going concern. These plans are contingent upon the actions to be performed by the Company which have been implemented through the quarter and will continue into future periods, however, these conditions have not been met on or before April 30, 2026. As such, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated at March 31, 2026.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2026, and as of December 31, 2025, respectively, are as follows:

	March 31, 2026	December 31, 2025	Change
Cash	$2,106,473	$4,759,370	$(2,652,897)
Total current assets	2,495,008	5,230,936	(2,735,928)
Total assets	3,785,714	6,621,222	(2,835,508)
Total current liabilities	1,146,136	1,696,033	(549,897)
Total liabilities	1,146,136	1,696,033	(549,897)

Our total current assets and total assets decreased as of March 31, 2026, as compared to December 31, 2025, primarily due to normal business operations and the payment of the Delaware franchise tax payable and employee benefit payables.

Our total current liabilities decreased as of March 31, 2026, as compared to December 31, 2025. The decrease is primarily due to the payment of accrued expenses related to the Delaware franchise tax payable and employee benefit payables.

Sources and Uses of Cash

Operations

Our net cash used in operating activities increased by $885,704 from $1,705,497 for the three months ended March 31, 2025, to net cash used in operating activities of $2,591,201 for the three months ended March 31, 2026. For the three months ended March 31, 2026, the net cash used in operating activities consisted primarily of our net loss of $2,292,922 offset by non-cash items including amortization and depreciation of $72,445, stock-based compensation expense of $7,243, non-cash lease expense of $27,136 and bad debt expense of $9,022. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from prepaid expenses of $60,338, other assets of 13,671, accounts payable of $8,567, and deferred revenue of $24,648, balanced by uses of cash for accrued expenses of $492,471 and operating lease liability of $30,337. For the three months ended March 31, 2025, the net cash used in operating activities consisted primarily of our net loss of $1,879,055, offset by non-cash expense items including amortization of $96,366, stock-based compensation expense of $139,678, lease expense of $24,314. The net loss and non-cash items have been offset by changes in our assets and liabilities primarily from sources of cash from inventory of $31,007, other assets of $23,675, balanced by uses of cash for accounts payable of 10,055, accrued expenses of $105,998, and operating lease liabilities of $26,562.

Investments

We had no cash provided by or used in investing activities during the three-month periods ended March 31, 2026 or March 31, 2025.

Financing

Our net cash used by financing activities decreased by $3,457,180 from $3,395,484 for the three months ended March 31, 2025, to $61,696 for the three months ended March 31, 2026. For the three months ended March 31, 2026, our net cash from financing activities consisted of financing payments of $61,674 for annual insurance premiums. For the three months ended March 31, 2025, our net cash from financing activities consisted of proceeds from the exercise of warrants of $3,680,411, offset by payments for transaction costs of equity transactions of $184,020 and financing payments of $100,907 for annual insurance premiums.

Contractual Obligations and Commitments

At March 31, 2026, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$61,656	61,656
Total contractual cash obligations	$61,656	61,656

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2026, and December 31, 2025.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented. However, continued increases in inflation could have an adverse effect on our results of future operations, financial position, and liquidity in 2026.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to the financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure and Controls Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended March 31, 2026, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of March 31, 2026. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 1A Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on April 10, 2026.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three-month period ended March 31, 2026, that were not previously reported in a Current Report on Form 8-K.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of March 31, 2026, this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of March 31, 2026, this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of March 31, 2026, this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of March 31, 2026, this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of March 31, 2026, this note was in default.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

As set forth in our Current Report on Form 8-K as filed on April 30, 2026, on April 24, 2026, the Company entered into a Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Clean World Ventures, Inc., a Nevada corporation (“CWV”), and SOBR Safe Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CWV, with CWV continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

ITEM 6 Exhibits

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Imagine Media, Ltd.	SB-2	3.1	01/31/2008
3.2	Certificate of Amendment to Articles of Incorporation to TransBiotec, Inc.	S-1	3.2	11/06/2012
3.3	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017	10-K	3.3	02/06/2019
3.4	Amended and Restated Bylaws of SOBR Safe, Inc.	8-K	3.2	07/18/2025
3.5	Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares	8-K	3.1	06/11/2020
3.6	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. dated September 25, 2024	8-K	3.1	10/01/2024
3.7	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. dated March 30, 2025	8-K	3.1	04/04/2025
4.1	Form of Representative’s Warrant between SOBR Safe, Inc. and Aegis Capital Corp.	8-K	4.1	05/19/2022
4.2	Warrant Agency Agreement between SOBR Safe, Inc. and Equiniti Trust Company dated May 17, 2022	8-K	4.2	05/19/2022
4.3	Form of Unit Warrant, issued May 18, 2022	8-K	4.3	05/19/2022
4.4	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC	8-K	10.5	06/11/2020
4.5	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.2	10/01/2021
4.6	Form of Warrant issued by SOBR Safe, Inc. in Regulation D Offering	S-1/A	10.22	12/01/2021
4.7	Common Stock Purchase Warrant issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd dated March 30, 2022	S-1	10.30	09/16/2022
4.8	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.3	03/13/2023
4.9	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.4	03/13/2023
4.10	Amended and Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated March 30, 2022	S-1	10.35	10/14/2022
4.11	Amended and Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated September 27, 2021	S-1	10.36	10/14/2022
4.12	Form of New Warrant	8-K	10.2	06/04/2024
4.13	Form of Series A Warrant	8-K	10.2	10/10/2024
4.14	Form of Series B Warrant	8-K	10.3	10/10/2024
4.15	Form of Prefunded Warrant	8-K	10.5	10/10/2024
4.16	Description of Securities	10-K	4.18	04/15/2025
4.17	Form of Pre-Funded Warrant	8-K	10.2	12/30/2025
4.18	Form of Series C Warrant	8-K	10.3	12/30/2025
4.19	Form of Series D Warrant	8-K	10.4	12/30/2025
10.1	TransBiotec, Inc. 2019 Equity Incentive Plan	8-K	10.1	11/19/2019
10.2	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K/A	10.4	10/14/2022
10.3	Executive Employment Agreement with David Gandini dated January 30th, 2023	8-K	10.1	02/03/2023
10.4	Form of Inducement Letter	8-K	10.1	03/05/2024
10.5	Form of Inducement Letter	8-K	10.1	06/04/2024
10.6	Form of Securities Purchase Agreement	8-K	10.1	10/10/2024
10.7	Form of Registration Rights Agreement	8-K	10.4	10/10/2024
10.8	Placement Agent Agreement	8-K	10.6	10/10/2024
10.9	Employment Agreement between the Company and CFO effective March 1, 2025	8-K	10.1	05/13/2025
10.10	Form of Securities Purchase Agreement	8-K	10.1	12/30/2025
10.11	Form of Registration Rights Agreement	8-K	10.5	12/30/2025
10.12	Placement Agent Agreement	8-K	10.6	12/30/2025
10.13	Form of Placement Agent Warrant	8-K	10.7	12/30/2025
10.14	Amendment No. 1 to Executive Employment Agreement dated December 30, 2025	8-K	10.1	01/02/2026
10.15	Amendment No. 1 to SOBR Safe, Inc. Executive Employment Agreement dated December 30, 2025	8-K	10.2	01/02/2026
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101

The following materials from the SOBR Safe, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOBR Safe, Inc.

Dated: April 30, 2026	By:	/s/ David Gandini
	Its:	David Gandini
Chief Executive Officer and Principal Executive Officer

