Form 10-K/A
period 2025-12-31
SOBR Safe, Inc.
filed 2026-05-05
CIK 1425627

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

  Explanatory Note

SOBR Safe, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report of Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on April 10, 2026 (the “Original 10-K”), for the purposes of:

•	Filing a new Exhibit 23.1, the auditor’s consent, which was inadvertently omitted from the Original 10-K;

•

Filing new certifications of the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Amendment under Item 15 of Part IV thereof, pursuant to Rule 12b-15 of the Exchange Act; and

•

Filing new certifications of the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Amendment pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way.

2

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBR Safe, Inc.

Dated: May 5, 2026	By:	/s/ Christopher Whitaker
Christopher Whitaker
	Its:	Chief Financial Officer, Principal Financial Officer, and Treasurer

4