Form 10-Q
period 2026-06-30
SOBR Safe, Inc.
filed 2026-08-14
CIK 1425627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53316

SOBR SAFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0731818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 E. Hampden Ave., Suite C-308 Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (844) 762-7723

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	SOBR	The Nasdaq Market LLC (Nasdaq Capital Market)

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

As of August 13, 2026, there were 5,387,210 shares of common stock, $0.00001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026, and 2025, the unaudited condensed consolidated statements of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2026, and 2025, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)

Current assets
Cash	$429,068	$4,759,370
Accounts receivable, net	11,990	35,907
Inventory	-	146,522
Prepaid expenses	73,963	267,766
Other current assets	211	21,371
Total current assets	515,232	5,230,936

Property and equipment, net	30,538	34,355
Intellectual technology, net	-	1,246,124
Operating lease right-of-use assets, net	27,674	82,380
Other assets	27,427	27,427
Total Assets	$600,871	$6,621,222

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$353,784	$484,731
Accrued expenses	364,644	866,335
Accrued interest payable	117,948	114,901
Deferred revenue	20,524	6,600
Operating lease liabilities, current portion	30,883	91,993
Notes payable - related parties, net	11,810	11,810
Notes payable - non-related parties, net	26,683	119,663
Total current liabilities	926,276	1,696,033

Total Liabilities	926,276	1,696,033

Commitments and contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value; 100,000,000 shares authorized, 2,876,579 and 1,886,255 shares issued and 2,876,562 and 1,886,238 shares outstanding at June 30, 2026 and December 31, 2025, respectively	29	19
Treasury stock, at cost; 17 shares as of June 30, 2026 and December 31, 2025	(38,015)	(38,015)
Additional paid-in capital	112,451,143	112,347,141
Accumulated deficit	(112,684,850)	(107,330,252)
Total SOBR Safe, Inc. stockholders’ equity (deficit)	(271,693)	4,978,893
Noncontrolling interest	(53,712)	(53,704)
Total Stockholders’ Equity (Deficit)	(325,405)	4,925,189

Total Liabilities and Stockholders’ Equity	$600,871	$6,621,222

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$29,075	$104,228	$108,078	$190,845
Cost of goods and services	146,399	44,344	180,484	79,997
Gross profit (loss)	(117,324)	59,884	(72,406)	110,848

Operating expenses:
General and administrative	1,831,475	1,815,028	4,155,464	3,638,497
Stock-based compensation expense	5,701	115,252	12,944	254,930
Research and development	7,049	198,675	30,742	239,599
Asset impairment loss	1,105,052	-	1,105,052	-
Total operating expenses	2,949,277	2,128,955	5,304,202	4,133,026

Loss from operations	(3,066,601)	(2,069,071)	(5,376,608)	(4,022,178)

Other income (expense):
Other income, net	6,735	75,713	27,286	153,430
Interest expense	(1,818)	(2,127)	(5,284)	(5,792)
Total other income (expense), net	4,917	73,586	22,002	147,638

Loss before provision for income taxes	(3,061,684)	(1,995,485)	(5,354,606)	(3,874,540)

Provision for income taxes	-	-	-	-

Net loss	(3,061,684)	(1,995,485)	(5,354,606)	(3,874,540)
Net loss attributable to noncontrolling interest	4	5	8	9
Net loss attributable to SOBR Safe, Inc.	$(3,061,680)	$(1,995,480)	$(5,354,598)	$(3,874,531)

Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	(1,833)
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	(1,547)
Deemed Dividends related to 2024 PIPE Warrants round down provision	-	-	-	(47,373)

Net loss attributable to common stockholders	$(3,061,680)	$(1,995,480)	$(5,354,598)	$(3,925,284)

Basic and diluted loss per common share	$(1.08)	$(1.32)	$(2.00)	$(2.77)

Weighted average number of common shares outstanding	2,843,485	1,516,202	2,670,862	1,418,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Treasury Stock				Stockholders'
	Shares	Amount ($0.00001 Par)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Equity SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	936,926	94	(16)	(38,015)	108,222,324	(98,328,395)	9,856,008	(53,687)	9,802,321
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	139,678	-	139,678	-	139,678
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	1,547	(1,547)	-	-	-
Deemed dividends related to Convertible Debt Warrants down round provision	-	-	-	-	1,833	(1,833)	-	-	-
Deemed dividends related to 2024 PIPE Warrants down round provision	-	-	-	-	47,373	(47,373)	-	-	-
Common stock issued upon exercise of warrants	579,219	58	(1)	-	3,496,333	-	3,496,391	-	3,496,391
Net loss	-	-	-	-	-	(1,879,051)	(1,879,051)	(4)	(1,879,055)
Balance at March 31, 2025	1,516,145	152	(17)	(38,015)	111,909,088	(100,258,199)	11,613,026	(53,691)	11,559,335
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	115,252	-	115,252	-	115,252
True-up payment related to 2024 PIPE Warrants	-	-	-	-	(1,640,000)	-	(1,640,000)	-	(1,640,000)
Additional common stock issued upon reverse stock split	110	-	-	-	-	-	-	-	-
Adjustment to common stock to $0.00001 par value upon reverse stock split	-	(137)	-	-	137	-	-	-	-
Net loss	-	-	-	-	-	(1,995,480)	(1,995,480)	(5)	(1,995,485)
Balance at June 30, 2025	1,516,255	$15	(17)	$(38,015)	$110,384,477	$(102,253,679)	$8,092,798	$(53,696)	$8,039,102

	Common Stock		Treasury Stock				Stockholders'
	Shares	Amount ($0.00001 Par)	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Equity SOBR Safe, Inc.	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	1,886,255	19	(17)	(38,015)	112,347,141	(107,330,252)	4,978,893	(53,704)	4,925,189
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	7,243	-	7,243	-	7,243
Common stock issued upon exercise of warrants	920,324	9	-	-	59	-	68	-	68
Net loss	-	-	-	-	-	(2,292,918)	(2,292,918)	(4)	(2,292,922)
Balance at March 31, 2026	2,806,579	28	(17)	(38,015)	112,354,443	(109,623,170)	2,693,286	(53,708)	2,639,578
Paid in capital - fair value of stock options and restricted stock units vested	-	-	-	-	5,701	-	5,701	-	5,701
Common stock issued upon exercise of warrants	70,000	1	-	-	90,999	-	91,000	-	91,000
Net loss	-	-	-	-	-	(3,061,680)	(3,061,680)	(4)	(3,061,684)
Balance at June 30, 2026	2,876,579	$29	(17)	$(38,015)	$112,451,143	$(112,684,850)	$(271,693)	$(53,712)	$(325,405)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(5,354,606)	$(3,874,540)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	144,889	192,732
Non-cash lease expense	54,706	49,298
Non-cash interest expense	1,145	-
Non-cash disposal of obsolete inventory	142,222	-
Non-cash asset impairment loss	1,105,052	-
Bad debt expense	22,331	-
Stock-based compensation expense	12,944	254,930
Changes in assets and liabilities:
Accounts receivable	1,586	(22,524)
Inventory	4,300	35,112
Prepaid expenses	193,803	115,082
Other assets	21,160	41,918
Accounts payable	(130,947)	63,738
Accrued expenses	(532,907)	(133,086)
Accrued interest payable	1,902	4,251
Deferred revenue	13,924	13,680
Operating lease liabilities	(61,110)	(53,794)

Net cash used in operating activities	(4,359,606)	(3,313,203)

Financing Activities:
Repayments of notes payable - non-related parties	(61,764)	(100,907)
Proceeds from exercise of stock warrants	91,068	3,680,411
Payment of transactional costs for exercise of warrants	-	(184,021)
Net cash provided by financing activities	29,304	3,395,483

Net Change In Cash	(4,330,302)	82,280

Cash At The Beginning Of The Period	4,759,370	8,384,042

Cash At The End Of The Period	$429,068	$8,466,322

Schedule Of Non-Cash Investing And Financing Activities:
True-up payment accrual related to 2024 PIPE Warrants	$-	$(1,640,000)
Deemed dividends related to Convertible Debt Warrants down round provision	$-	$(1,833)
Deemed dividends related to 2024 PIPE Warrants down round provision	$-	$(1,547)
Deemed dividends related to 2024 PIPE warrants round down provision	$-	$(47,373)

Supplemental Disclosure:
Cash paid for interest	$2,232	$1,541
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOBR SAFE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOBR Safe, Inc., a Delaware corporation, (the “Company,” “we,” “us,” and “our”) is a hardware and software company headquartered in Denver, Colorado. Our Company integrates proprietary software, SOBRsafeTM, with our patent pending touch-based alcohol detection products, SOBRcheckTM and SOBRsureTM, enabling non-invasive alcohol monitoring and detection, biometric identity verification, and qualified, real-time cloud-based alerts and reporting. Currently our principal markets are located in North America.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2026, and December 31, 2025, and its results of operations for the six months ended June 30, 2026 and 2025, and cash flows for the six-months ended June 30, 2026, and 2025.

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

At June 30, 2026 and December 31, 2025, the Company did not have financial instruments requiring valuation from observable or unobservable inputs to determine fair value on a recurring basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company does not have any cash equivalents at June 30, 2026, and December 31, 2025.

Accounts Receivable

Customer accounts are monitored for potential credit losses based upon management’s assessment of expected collectability and the allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. In making this assessment, management takes into consideration any circumstances of which the Company is aware regarding a customer’s inability to meet its financial obligations to the Company, and any potential prevailing economic conditions and their impact on the Company’s customers. The Company had $30,000 in allowance for credit losses at June 30, 2026 and December 31, 2025.

Inventory

Inventory is comprised of component parts and finished product, and is valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. The Company evaluates the valuation of inventory and periodically adjusts the value for estimated excess based upon estimates of future demand and market conditions, and obsolete inventory based upon otherwise damaged or impaired goods. The Company had no reserves for obsolescence at June 30, 2026, and December 31, 2025.

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

Noncontrolling Interest

A subsidiary of the Company, TBT, has minority members representing ownership interests of 1.4% at June 30, 2026, and December 31, 2025. The Company accounts for this noncontrolling interest whereby gains and losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. An impairment loss of $1,105,052 was recognized during the six months ended June 30, 2026. No impairment loss was recognized during the six months ended June 30, 2025.

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

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs were $830,102 and $383,069 during the six months ended June 30, 2026, and 2025, respectively. Advertising and marketing costs were $251,642 and $765,379 during the three months ended June 30, 2026, and 2025, respectively.

Income Tax

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any deferred tax assets or liabilities at June 30, 2026, and December 31, 2025, as these have been offset by a 100% valuation allowance.

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

The following outstanding and potentially issuable shares at June 30, 2026 and 2025, have been excluded from the computation of diluted weighted shares outstanding, as they could have been anti-dilutive:

	June 30,	June 30,
	2026	2025
Stock options	1,210	1,279
Restricted stock units	-	90
Warrants	3,947,738	1,340,325
Convertible instruments	2	2
Total dilutive securities	3,948,950	1,341,696

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

Concentration of Customers – To date, the Company's sales have been concentrated among a limited number of customers in the business-to-business ("B2B") segment, while its eCommerce sales are more diversified and do not present the same level of customer concentration risk. As a result, the Company's overall revenue may experience significant period-to-period fluctuations due to its reliance on a small number of B2B customers. The reduction in the Company’s dedicated B2B sales team may impair the Company's ability to maintain existing relationships with its concentrated B2B customer base, respond to their needs, or identify and secure new B2B customers to replace lost revenue, particularly to the extent institutional knowledge and customer relationships resided with the departed personnel. The Company cannot provide assurance that its remaining personnel, alternative sales strategies, or reliance on eCommerce channels will be sufficient to offset any resulting decline in B2B revenue. Revenue could decline materially if the Company loses one or more key B2B customers or is unable to secure new customers, even as it maintains a broader, less concentrated presence in the eCommerce market.

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

NOTE 2. GOING CONCERN

The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of approximately $112,685,000 and negative cash flows from operating activities of approximately $4,360,000 for the six months then ended. As of June 30, 2026, the Company had cash of approximately $429,000 and a working capital deficit of approximately $411,000. Revenue from the Company's historical operations has been insufficient to support its cost structure, and based on its current operating plan, management does not expect existing cash resources to be sufficient to fund operations for the twelve months following the issuance date of these financial statements.

On March 19, 2026, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that it no longer satisfied the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Because the Company's prior reverse stock splits exceeded the cumulative threshold under Listing Rule 5810(c)(3)(A), it was not eligible for the standard 180-day compliance period. The Company timely appealed Nasdaq's determination, which stayed any suspension or delisting action pending a hearing. Following a hearing held April 28, 2026, the Nasdaq Hearings Panel granted the Company's request for continued listing until September 15, 2026, conditioned on the Company completing its proposed merger with Clean World Ventures, Inc. ("CWV") and demonstrating compliance with Nasdaq's initial listing requirements by that date. There can be no assurance that the Company will satisfy these conditions or otherwise regain or maintain compliance. Management also expects that stockholders' equity may fall below Nasdaq's minimum continued-listing requirement absent additional capital or improved results. A delisting would materially impair the Company's access to the public capital markets and to future financing.

During the six months ended June 30, 2026, the Company initiated a restructuring program reducing its workforce by 11 employees, or approximately 70%, expected to reduce annual operating costs by approximately $1.6 million, with aggregate restructuring charges of approximately $105,000 recorded primarily in the second quarter of 2026. The Company further reduced its workforce by three employees in June 2026. On July 10, 2026, the Board approved the discontinuation of the Company's legacy alcohol monitoring operations, effective July 31, 2026, including the cessation of SOBRcheck and SOBRsure device manufacturing, termination of related software support, further workforce reductions, and exit from the Company's corporate office lease. These actions are expected to reduce annual operating expenses by an additional approximately $1.2 million against approximately $50,000 in one-time exit costs. Upon completion, substantially all of the Company's historical revenue-generating operations will have ceased; the Company intends to continue operating pending completion of the transaction described below.

On April 24, 2026, the Company entered into a merger agreement with CWV, pursuant to which CWV will become a wholly owned subsidiary of the Company. Upon closing, former CWV shareholders are expected to hold approximately 98% of the combined company and existing Company shareholders approximately 2%. Completion of the merger remains subject to a number of conditions outside the Company's control, including effectiveness of a Form S-4 registration statement, approval by the stockholders of both companies, Nasdaq approval, and other regulatory and contractual requirements, and accordingly management cannot conclude that completion is probable. On July 16, 2026, the Company completed a warrant inducement transaction generating approximately $3.1 million in gross proceeds, which extends the Company's near-term cash runway but is not, by itself, sufficient to fund operations through the required evaluation period absent the merger closing or additional financing. The Company is evaluating further financing alternatives, including equity and debt financings, but no committed arrangements are currently in place.

These conditions and events, when considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. This includes recurring losses, negative operating cash flows, the accumulated deficit, limited liquidity, the Nasdaq listing uncertainty, the planned discontinuation of the Company's legacy operations, and the uncertainty surrounding completion of the pending merger. While management has taken steps intended to improve liquidity, including the workforce reductions and cost-reduction measures described above, the July 2026 financing, and pursuit of the merger, these plans are not considered probable of being effectively implemented and of mitigating the underlying conditions within the required timeframe. Accordingly, substantial doubt about the Company's ability to continue as a going concern has not been alleviated as of the date these financial statements are issued.

NOTE 3. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Component parts	$-	$65,802
Finished goods	-	80,720
Inventory	$-	$146,522

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2026	2025
Insurance	$1,663	$174,313
Deposit	15,736	15,736
Other	56,564	77,717
Prepaid expenses	$73,963	$267,766

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

For the six months ended June 30, 2026, total operating lease expense was $99,503, which included $17,076 of variable lease expense. For the three months ended June 30, 2026, total operating lease expense was $48,864 which included $16,996 of variable lease expense. For the six months ended June 30, 2025, total operating lease expense was $100,531, of which $38,186 was attributable to variable lease expenses. For the three months ended June 30, 2025, total operating lease expense was $50,416, of which $16,669 was attributable to variable lease expenses.

Operating lease obligations recorded on the condensed consolidated balance sheet at June 30, 2026 are as follows:

Operating lease liabilities, current portion	$30,883
Operating lease liabilities, long-term	-
Total operating lease liabilities	$30,883

Future lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet at June 30, 2026 are as follows:

2026	31,140
Total undiscounted future minimum lease payments	31,140
Less imputed interest	(257)
Total operating lease liabilities	$30,883

The weighted average remaining lease term is 3 months, and the weighted average discount rate is 10%.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$8,462	$8,462
Furniture and fixtures	29,710	29,710
Total property and equipment	38,172	38,172
Accumulated depreciation	(7,634)	(3,817)
Net property and equipment	$30,538	$34,355

Total depreciation expense was $3,817 and zero for the six months ended June 30, 2026 and 2025, respectively. Total depreciation expense was $1,909 and zero for the three months ended June 30, 2026 and 2025, respectively.

NOTE 7. INTANGIBLE ASSETS

Intangible assets are comprised of SOBRsafeTM Intellectual Technology and consist of the following:

	June 30, 2026	December 31, 2025
Gross carrying amount	$3,398,298	$3,854,675
Accumulated amortization	(2,293,246)	(2,152,174)
Asset impairment loss	(1,105,052)	(456,377)
Net intangible asset	$-	$1,246,124
Amortization period (in years)	10	10

On June 30, 2026, the Company discontinued cash flow generating operations supported by the SOBRsafeTM Intellectual Technology where all commercialization activity related to the intellectual property ceased. The Company has no plan to continue using, selling, licensing or otherwise monetizing the intellectual property through commercial means, and has not identified alternative uses including direct acquisition of the technology from the immediate observable market indicating residual value exists that would generate future cash flows. At June 30, 2026, the Company recognized an asset impairment loss of $1,105,052 as the recoverability of the asset value is not feasible.

Total amortization expense was $141,072 and $192,732 for the six months ended June 30, 2026, and 2025, respectively. Total amortization expense was $70,536 and $96,366 for the three months ended June 30, 2026 and 2025, respectively.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Professional consulting services	$240,106	$199,507
Franchise taxes	-	392,639
Employee benefits	23,317	109,137
Other	101,221	165,052
Total accrued expenses	$364,644	$866,335

NOTE 9. NOTES PAYABLE

RELATED PARTIES

Related party notes payable consist of the following:

	June 30, 2026	December 31, 2025
Non-convertible note payable	$11,810	$11,810
Less current portion	(11,810)	(11,810)
Net long-term portion	$-	$-

The Company has one related party note payable that has an interest rate of 0%. The note payable had a due date of December 31, 2012, and is currently in default. Total interest expense for the related party notes was none for both three and six months ended June 30, 2026 and 2025.

NON-RELATED PARTIES

Notes payable to non-related parties consist of the following:

	June 30, 2026	December 31, 2025
Convertible notes payable	$9,183	$9,183
Non-convertible notes payable	17,500	17,500
Premium financing note payable	-	92,980
Net non-related party notes payable	26,683	119,663
Current portion	(26,683)	(119,663)
Net long-term portion	$-	$-

Total interest expense for non-related party notes was $2,233 and $5,792 for the six months ended June 30, 2026, and 2025, respectively. Total interest expense for non-related party notes was $226 and $2,127 for the three months ended June 30, 2026, and 2025, respectively.

Convertible Notes Payable with Warrants - 2023 Debt Offering

On March 7, 2023, the Company entered into a Debt Offering (the “2023 Debt Offering”) pursuant to a Purchase Agreement (the “Agreement”) and Registration Rights Agreement with institutional investors (the “Purchasers”). The 2023 Debt Offering closed on March 9, 2023. The 2023 Debt Offering includes 15% Original Issue Discount Convertible Notes (the “Notes”) and Common Stock Purchase Warrants (the “Warrants”). Under the terms of the Agreement, the Company received $3,000,001 from the Purchasers and in exchange issued the Notes in principal amounts of $3,529,412 and Warrants to purchase up to 352 shares of the Company’s common stock. The Notes were convertible voluntarily by the Purchaser at any time. The principal amounts were convertible into shares of our common stock at a conversion price of $2,508. The Notes are due March 10, 2025, and accrued interest quarterly at 5% per annum. The accrued interest was payable by way of inclusion in the convertible amount and compounded quarterly. The Warrants are exercisable at any time through March 9, 2028, into shares of the Company’s common stock at an exercise price of $2,772 per share. The Company received approximately $2,500,000 of net proceeds from the 2023 Debt Offering after offering-related costs.

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

Convertible Notes Payable

The Company has two convertible notes payable to a non-related entity with principal balances totaling $9,183 as of June 30, 2026, and December 31, 2025. The notes bear interest at 12% and are convertible into shares of the Company’s common stock at $35,519 per share. The notes were due in 2013 and are currently in default.

Non-Convertible Notes Payable

The Company has two non-convertible notes payable to non-related parties with principal balances totaling $17,500 as of June 30, 2026, and December 31, 2025. These notes carry interest rates ranging from 9% - 10% and have due dates ranging from December 2013 to November 2015. The notes are currently in default.

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

NOTE 10. COMMON STOCK

The Company’s common stock transactions for the six-months ended June 30, 2026, consist of the following:

The Company issued 990,324 shares of common stock upon exercise of warrants.

The Company’s common stock transactions for the six-months ended June 30, 2025, consist of the following:

The Company issued 579,219 shares of common stock upon exercise of warrants.

NOTE 11. PREFERRED STOCK

On November 20, 2015, the Company’s Board of Directors authorized a class of stock designated as Preferred Stock with a par value of $0.00001 per share comprising 25,000,000, from which the Board of Director created a class of Preferred Stock designated as Series A Convertible Preferred Stock comprising 3,000,000 shares. As of June 30, 2026 and December 31, 2025, the Company did not have any Series A Convertible Preferred Stock issued or outstanding.

On December 19, 2019, the Company’s Board of Directors created a class of Preferred Stock designated as 8% Series A-1 Convertible Preferred Stock comprising 2,000,000 shares. During 2020, the authorized shares were increased to 2,700,000 shares. As of June 30, 2026 and December 31, 2025, the Company did not have any Series A-1 Convertible Preferred Stock issued or outstanding.

On March 1, 2022, the Company’s Board of Directors created a class of shares of Preferred Stock designated as Series B Convertible Preferred Stock comprising 3,000,000 shares. As of June 30, 2026 and December 31, 2025, the Company did not have any Series B Convertible Preferred Stock issued or outstanding.

As of June 30, 2026 and December 31, 2025, the remaining 16,300,000 of unclassified Preferred Stock did not have any shares issued or outstanding.

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

During January and February of 2025, the Company received exercise notices from various institutional investors at a weighted average exercise price of approximately $8.39. In exchange for the issuance of 579,219 shares of common stock, the Company received net proceeds of $3,680,411.

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

The Company evaluated the 2025 PIPE Offering Pre-funded Warrants and concluded the warrants are indexed to the Company’s common stock, meet the criteria to be classified as equity and are not subject to remeasurement. The proceeds received from the issuance of the pre-funded warrants were recorded as additional paid-in capital. The Company issued 990,324 shares of common stock upon the exercise of 2025 PIPE Offering Pre-funded Warrants during the six months ended June 30, 2026. As of June 30, 2026, 96,774 of the 2025 PIPE Offering Placement Agent Warrants remained outstanding.

The fair values of stock warrants granted during the six months ended June 30, 2026, were determined using the Monte Carlo simulation and Black-Scholes option pricing models based on the following assumptions:

	June 30, 2026	June 30, 2025
Exercise price	$1.30 - 8.29	$7.60 – 8.29
Dividend yield	0%	0%
Volatility	156-175%	164%
Risk-free interest rate	3.89-4.36%	3.68-3.79%
Expected life (years)	3.5	4.3

The following tables summarize the changes in the Company’s outstanding warrants during the six months ended June 30, 2026:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2025	4,938,062	$1.30 - 1,485.00	3.9	$3.30	$-
Warrants granted	-	-	-	-	-
Warrants exercised	(990,324)	$1.30 - 1.55	4.5	$1.44	$-
Warrants expired	-	-	-	-	-
Balance at June 30, 2026	3,947,738	$1.30 - 1,485.00	3.1	$3.70	$-

The following tables summarize the changes in the Company’s outstanding warrants during the six months ended June 30, 2025:

	Warrants Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance at December 31, 2024	1,563,182	$9.60 - 4,675.00	4.8	$10.40	$-
Warrants granted	356,405	$7.60 - 8.29	4.3	$8.07	$-
Warrants exercised	(579,218)	$8.29 - 9.60	4.4	$8.39	$-
Warrants expired	(44)	$1650.00	-	$1650.00	$-
Balance at June 30, 2025	1,340,325	$7.60 - 4675.00	4.3	$8.59	$-

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

Stock Options

As of June 30, 2026, and December 31, 2025, the Company had granted stock options to acquire 1,210 shares of common stock under the Plan. As of June 30, 2026, the Plan had 1,203 vested options and 7 non-vested options. As of December 31, 2025, the Plan had 1,176 vested options and 34 non-vested options. The stock options are held by our officers, directors, employees, and certain key consultants.

For the six months ended June 30, 2026, and 2025, the Company recorded $12,944 and $254,930, respectively, of share-based compensation expense related to stock options. For the three months ended June 30, 2026, and 2025, the Company recorded $5,701 and $115,252, respectively, of share-based compensation expense related to stock options. Unrecognized compensation expense as of June 30, 2026 was $1,643 which will be recognized over a weighted average period of 3 months.

During the six months ended June 30, 2026, the Company did not grant any stock options to directors, officers, employees or other third parties.

The following table summarizes the changes in the Company’s outstanding stock options during the six months ended June 30, 2026:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2025	1,210	$528.00 - 10,230.00	4.6	$2,170.91	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/forfeited	-	-	-	-	-
Balance at June 30, 2026	1,210	$528.00 - 10,230.00	4.2	$2,170.91	$-

Exercisable at June 30, 2026	1,203	$528.00 - 10,230.00	4.1	$2,171.71	$-

The following table summarizes the changes in the Company’s outstanding stock options during the six months ended June 30, 2025:

	Options Outstanding Number of Shares	Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2024	1,323	$528.00 - 10,230.00	4.9	$2,178.70	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired/forfeited	(44)	748.00 - 2,376.00	3.0	$1,562.00	-
Balance at June 30, 2025	1,279	$528.00 - 10,230.00	5.3	$2,165.95	$-

Exercisable at June 30, 2025	1,135	$528.00 - 10,230.00	4.8	$2,217.49	$-

Restricted Stock Units

The Plan provides for the grant of RSUs. RSUs are settled in shares of the Company’s common stock as the RSUs become vested. During the six months ended June 30, 2026 and 2025, the Company granted no service based RSUs to directors, executive officers or employees.

For the six months ended June 30, 2026, and 2025, the Company recorded zero and $31,048, in stock-based compensation expense related to RSUs, respectively. For the three months ended June 30, 2026, and 2025, the Company recorded zero and $15,524 in stock-based compensation expense related to RSUs, respectively.

Executive Officer Stock Options and RSUs

The Company has 946 vested and 7 unvested outstanding executive officer stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 2.4 years as of June 30, 2026, and 701 vested and 251 unvested outstanding executive stock options exercisable at $528 to $2,552 per share with a weighted average remaining contractual life of 6.2 years as of December 31, 2025. The Company had no vested or unvested RSUs granted to executive officers as of June 30, 2026, and December 31, 2025.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against the Company in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against the Company in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against the Company, but we have not heard from the Plaintiffs. As of June 30, 2026, the Company has accrued $11,164 plus accrued interest of approximately $24,000. In the event we pay any money related to this lawsuit, IDTEC agreed, in connection with closing a 2020 asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

NOTE 15. SUBSEQUENT EVENTS

Discontinuation of Legacy Operations

On July 10, 2026, the Board of Directors approved and committed to a plan to discontinue the Company's revenue-generating alcohol monitoring and detection hardware and software operations, effective July 31, 2026. The plan includes the cessation of manufacturing and sales of the Company's SOBRcheck and SOBRsure devices, termination of related SOBRsafe software support agreements, further workforce reductions (following a reduction of three employees in June 2026), and termination of the Company's corporate office lease. The Company estimates these actions will reduce annual operating expenses by approximately $1.2 million, against estimated aggregate exit costs of approximately $50,000, consisting primarily of severance and other employee-related costs, agreement termination costs, and corporate office decommissioning costs. The charges and costs associated with this plan are subject to a number of assumptions, and actual results may differ materially. This action is intended to preserve cash to support completion of the Company's proposed business combination with CWV.

Warrant Inducement Transaction

On July 15, 2026, the Company entered into a warrant inducement agreement with certain holders of existing warrants to purchase an aggregate of 2,360,648 shares of common stock (originally issued under the Securities Purchase Agreement dated December 24, 2025, consisting of Series C and Series D Warrants, each with an exercise price of $1.30 per share). The holders agreed to exercise these warrants for cash in exchange for the Company's issuance of new Series E Warrants (to purchase up to 2,580,648 shares) and Series F Warrants (to purchase up to 2,140,648 shares), each with an exercise price of $1.30 per share. The transaction closed on July 16, 2026, generating gross proceeds of approximately $3.1 million before deducting placement agent fees and offering expenses payable to the exclusive placement agent. The Company intends to use the net proceeds for working capital and general corporate purposes. The Company also agreed to issue placement agent warrants to purchase up to 177,049 shares of common stock and to file a registration statement covering resale of the shares underlying the new warrants within 30 days of the agreement date.

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that no other material subsequent events require disclosure or adjustment to the financial statements as presented.

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

Our corporate offices are located at 6300 E. Hampden Ave., Suite C-308, Denver, Colorado 80222, telephone number (844) 762-7723.

The following discussion:

o	summarizes our plan of operation; and
o	analyzes our financial condition and the results of our operations for the six months ended June 30, 2026.

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

Business Operations, Outlook and Challenges

We provide non-invasive technology to quickly and discreetly monitor, detect and identify the presence of alcohol in individuals. Our mission is to save lives, positively impact behavioral outcomes and individual wellness, increase workplace safety and productivity, and create significant economic benefits. Our non-invasive technologies are integrated within our scalable and patent-pending software platform, SOBRsafeTM, producing statistical, measurable business and user data. We operate as a single segment designed to enable customers to purchase products directly through channel partners, sales agents or through our digital enterprise and consumer channels. To that end, our SOBRsafe software platform, along with our integrated hardware devices, SOBRcheck™ and SOBRsure™, used to provide non-invasive alcohol monitoring, detection and identity verification, combine to create a robust solution that has current and potential applications in:

➢	Behavioral wellness
➢	Licensing and integration
➢	Commercial environments, including but not limited to oil and gas, fleet management, telematics, ride share programs, and general workplace safety
➢	Individual consumer use, including co-parenting trust, personal accountability

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

During fiscal 2026 and as in prior years, design, manufacturing, quality testing and distribution for all SOBRsafe integrated devices take place in the United States.

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

As of June 30, 2026, we have retained six channel partners to augment our sales and marketing efforts, serving business customers with SOBRsafe technology solutions, including the SOBRcheck and SOBRsure devices.

Recent Developments

During the six months ended June 30, 2026, the following developments occurred:

➢	Conducted a pricing analysis across priority customer segments with the highest purchase propensity to optimize hardware and software pricing strategy and support margin expansion.
➢	Refined core marketing campaigns based on targeted market research insights to improve customer acquisition efficiency and conversion within high-intent segments.
➢

Updated marketing and sales materials to align with applicable U.S. Food and Drug Administration ("FDA") general wellness guidance and conducted compliance training for employees and external partners, reducing regulatory risk and supporting scalable commercialization.

➢

In connection with the deficiency letter issued by Nasdaq on March 19, 2026 and the request filed by the Company for a hearing with the Nasdaq Hearings Panel, on April 28, 2026, the Company presented its plan to regain compliance with the minimum $1.00 per share requirement (the “Bid Price Requirement”) and requested the continued listing of its securities on The Nasdaq Capital Market pending such compliance.

➢

On April 24, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization with Clean World Ventures, Inc. ("CWV") and SOBR Safe Merger Sub Inc., its wholly owned subsidiary, pursuant to which the subsidiary will merge with and into CWV, with CWV surviving as a wholly owned subsidiary of the Company. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. Upon completion of the merger, CWV equity holders will receive shares of the Company's common stock in exchange for their CWV shares, and CWV equity awards will be converted into comparable Company awards; the Company expects to issue approximately 589,388,108 shares to CWV equity holders, as compared to 2,876,562 shares of the Company's common stock outstanding as of June 8, 2026. On a pro forma basis, CWV stockholders are expected to own approximately 98% of the combined company, with existing Company stockholders owning approximately 2%. For accounting purposes, the transaction is expected to be treated as an in-substance reverse recapitalization, with CWV as the accounting acquirer. The transaction is subject to customary closing conditions, including approval by the stockholders of both companies, Nasdaq's confirmation that the combined company will satisfy its initial listing requirements, the effectiveness of a registration statement on Form S-4, and completion of a CWV Pre-Closing Financing of approximately $22.0 million at $2.42 per share. The merger has been approved by the board of directors of both companies. Upon closing, CWV is expected to designate the board of directors and management of the combined company. The Merger Agreement will terminate if the merger is not completed on or before October 15, 2026.

➢

On May 7, 2026, in connection with the Merger Agreement, the Company committed to and commenced a restructuring plan to reduce operating costs and better align its workforce with its business following the CWV transaction. Under the plan, the Company plans to reduce its workforce by 11 employees (approximately 70%), which is expected to decrease annual operating costs by approximately $1.6 million. The Company estimated it would incur aggregate restructuring charges of approximately $105,000, primarily related to severance and other employee-related costs and contract termination costs, recorded and paid primarily during the second quarter of 2026.

➢

On May 21, 2026, the Company received a letter from the Nasdaq Hearings Panel granting the Company’s request for continued listing until September 15, 2026, in order to allow the Company to regain compliance with the Bid Price Requirement. The Company’s request for continued listing of its securities on The Nasdaq Capital Market until September 15, 2026 was granted subject to the condition that on or before September 15, 2026, the Company shall complete the proposed business combination with CWV, and demonstrate compliance with Nasdaq’s Initial Listing Rules.

➢	On June 9, 2026, the Company filed a registration statement with the SEC on Form S-4 in connection with the Merger.

Subsequent to the six months ended June 30, 2026, the following developments occurred as detailed below:

Summary of Results of Operations

Results of Operations for Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025
Revenues	$29,075	$104,228
Cost of goods and services	146,399	44,344
Gross profit (loss)	(117,324)	59,884

Operating expenses:
General and administrative	1,831,475	1,815,028
Stock-based compensation expense	5,701	115,252
Research and development	7,049	198,675
Asset impairment loss	1,105,052	-

Total operating expenses	2,949,277	2,128,955

Loss from operations	(3,066,601)	(2,069,071)

Other income (expense):
Other income, net	6,735	75,713
Interest expense	(1,818)	(2,127)
Total other income, net	4,917	73,586

Net loss	$(3,061,684)	$(1,995,485)

Revenue

Revenues of $29,075 for the three months ended June 30, 2026, decreased by $75,153, or 72.1%, as compared to $104,228 for the three months ended June 30, 2025. The decrease was primarily due to lower unit sales resulting from backordered inventory of our SOBRcheck and SOBRsure devices during the quarter.

Gross Profit (Loss)

For the three months ended June 30, 2026, cost of goods and services was $146,399, resulting in a gross loss of $117,324 and a negative gross margin, compared to cost of goods and services of $44,344 for the three months ended June 30, 2025, which resulted in a gross profit of $59,884 and a gross margin of 57.5%. The decline in gross margin was primarily attributable to the $142,222 write-off of inventory related to the Company's SOBRcheck and SOBRsure devices, recorded in connection with the Board's July 10, 2026 decision to discontinue the Company's legacy alcohol monitoring operations, effective July 31, 2026.

General and Administrative Expenses

General and administrative expenses increased by $16,447 from $1,815,028 for the three months ended June 30, 2025, to $1,831,475 for the three months ended June 30, 2026. This change was not material and reflects increases in professional services and marketing spend, largely offset by lower payroll-related and other administrative costs during the quarter.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $5,701 for the three months ended June 30, 2026, compared to $115,252 for the three months ended June 30, 2025, a decrease of $109,551, or 95.1%. The reduction in stock-based compensation expense is due to previously issued equity compensation awards becoming fully vested with no significant issuance of new awards during the quarter.

Research and Development

Research and development expenses decreased by $191,626, or 96.5%, to $7,049 for the three months ended June 30, 2026, compared to $198,675 for the three months ended June 30, 2025. The decrease in research and development is due to the Company making limited improvements to its existing SOBRsafe software platform and mobile application during the quarter, whereas the prior year spend was primarily driven by hardware development initiatives, including the second generation of the SOBRsure device.

Asset Impairment Loss

During the three months ended June 30, 2026, the Company recognized a non-cash asset impairment loss of $1,105,052 related to the write-down of its SOBRsafe intellectual technology intangible asset, reducing its net carrying value to $0 as of June 30, 2026, compared to $1,246,124 as of December 31, 2025. No impairment loss was recognized during the three months ended June 30, 2025. See Note 7 – Intangible Assets to the accompanying condensed consolidated financial statements for additional information.

Other Income, net

Other income, net decreased by $68,978, or 91.1%, from $75,713 for the three months ended June 30, 2025, to $6,735 for the three months ended June 30, 2026. Other income consists primarily of interest income earned on cash deposits. The decrease is due to lower average cash balances during the three months ended June 30, 2026, as compared to the same period in 2025.

Interest Expense

Interest expense decreased by $309, or 14.5%, from $2,127 for the three months ended June 30, 2025, to $1,818 for the three months ended June 30, 2026. The change was not material.

Operating Loss; Net Loss

Our operating loss increased by $997,530, or 48.2%, from $2,069,071 for the three months ended June 30, 2025, to $3,066,601 for the three months ended June 30, 2026. The increase in our operating loss was primarily attributable to the $1,105,052 non-cash asset impairment loss described above and the decline in gross profit, offset by decreases in stock-based compensation and research and development expenses.

Our net loss increased by $1,066,199, or 53.4%, from $1,995,485 for the three months ended June 30, 2025, to $3,061,684 for the three months ended June 30, 2026. The increase in our net loss was primarily attributable to the increase in our operating loss as detailed above, offset in part by a decrease in interest expense.

Results of Operations for Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025
Revenues	$108,078	$190,845
Cost of goods and services	180,484	79,997
Gross profit/(loss)	(72,406)	110,848

Operating expenses:
General and administrative	4,155,464	3,638,497
Stock-based compensation expense	12,944	254,930
Research and development	30,742	239,599
Asset impairment loss	1,105,052	-

Total operating expenses	5,304,202	4,133,026

Loss from operations	(5,376,608)	(4,022,178)

Other income (expense):
Other income, net	27,286	153,430
Interest expense	(5,284)	(5,792)
Total other income, net	22,002	147,638

Net loss	$(5,354,606)	$(3,874,540)

Revenue

Revenues of $108,078 for the six months ended June 30, 2026, decreased by $82,767, or 43.4%, as compared to $190,845 for the six months ended June 30, 2025. The decrease was primarily due to backordered sales of our SOBRcheck and SOBRsure devices during the period.

Gross Profit (Loss)

For the six months ended June 30, 2026, cost of goods and services was $180,484, resulting in a gross loss of $72,406, compared to cost of goods and services of $79,997 for the six months ended June 30, 2025, which resulted in a gross profit of $110,848. The decline in gross margin was primarily attributable to a $142,222 write-off of inventory related to the Company's SOBRcheck and SOBRsure devices, recorded in the second quarter of 2026 in connection with the Board's July 10, 2026 decision to discontinue the Company's legacy alcohol monitoring operations, effective July 31, 2026. As a result of this decision, the Company ceased manufacturing of these devices and does not expect to realize the carrying value of the related inventory through future sales.

General and Administrative Expenses

General and administrative expenses increased by $516,967, or 14.2%, from $3,638,497 for the six months ended June 30, 2025, to $4,155,464 for the six months ended June 30, 2026. This increase was primarily attributable to an increase in professional services fees of approximately $258,600 (primarily legal, investor relations, and sales and marketing professional services), an increase in payroll and employee benefits costs of approximately $110,600, an increase in marketing expense of $196,150 (including third-party consumer market research studies), and an increase in Delaware franchise tax and other organizational expenses of approximately $29,400, offset in part by a decrease in human resources and recruiting fees of approximately $43,800 and a decrease in finance and accounting professional services of approximately $13,400.

Stock-Based Compensation Expense

The Company had stock-based compensation expense of $12,944 for the six months ended June 30, 2026, compared to $254,930 for the six months ended June 30, 2025, a decrease of $241,986, or 94.9%. The reduction in stock-based compensation expense is due to previously issued equity compensation awards becoming fully vested with no significant issuance of new awards during the period.

Research and Development

Research and development expenses decreased by $208,857, or 87.2%, to $30,742 for the six months ended June 30, 2026, compared to $239,599 for the six months ended June 30, 2025. The decrease in research and development is due to the Company making improvements to its existing SOBRsafe software platform and mobile application, whereas the prior year spend was primarily driven by hardware development initiatives, including the second generation of the SOBRsure device.

Asset Impairment Loss

During the six months ended June 30, 2026, the Company recognized a non-cash asset impairment loss of $1,105,052, all of which was recorded during the second quarter of 2026, related to the write-down of its SOBRsafe intellectual technology intangible asset. No impairment loss was recognized during the six months ended June 30, 2025. See Note 7 – Intangible Assets to the accompanying condensed consolidated financial statements for additional information.

Other Income, net

Other income, net decreased by $126,144, or 82.2%, from $153,430 for the six months ended June 30, 2025, to $27,286 for the six months ended June 30, 2026. Other income consists primarily of interest income earned on cash deposits. The decrease is due to lower average cash balances during the six months ended June 30, 2026, as compared to the same period in 2025.

Interest Expense

Interest expense decreased by $508, or 8.8%, from $5,792 for the six months ended June 30, 2025, to $5,284 for the six months ended June 30, 2026. The change was not material.

Operating Loss; Net Loss

Our operating loss increased by $1,354,430, or 33.7%, from $4,022,178 for the six months ended June 30, 2025, to $5,376,608 for the six months ended June 30, 2026. The increase in our operating loss was primarily attributable to the $1,105,052 non-cash asset impairment loss described above and the decline in gross profit, offset by decreases in stock-based compensation and research and development expenses.

Our net loss increased by $1,480,066, or 38.2%, from $3,874,540 for the six months ended June 30, 2025, to $5,354,606 for the six months ended June 30, 2026. The increase in our net loss was primarily attributable to the increase in our operating loss as detailed above, offset in part by a decrease in interest expense.

Liquidity and Capital Resources for Six Months Ended June 30, 2026, Compared to December 31, 2025

Introduction

During the six months ended June 30, 2026 and 2025, the Company incurred recurring losses from operations. Future capital requirements will depend on many factors, including the Company's ability to sell and develop products, generate cash flow from operations, and respond to competing market developments. The Company will need additional capital in the near term. Cash on hand as of June 30, 2026 was $429,068, and net cash used in operating activities averaged approximately $726,600 per month during the six months ended June 30, 2026. As of June 30, 2026, the Company had a working capital deficit of approximately $411,000, compared to positive working capital of approximately $3,534,900 as of December 31, 2025.

During the six months ended June 30, 2026, the Company initiated a restructuring program reducing its workforce by 11 employees, or approximately 70%, expected to reduce annual operating costs by approximately $1.6 million, with aggregate restructuring charges of approximately $105,000 recorded primarily in the second quarter of 2026. The Company further reduced its workforce by three employees in June 2026. On July 10, 2026, the Board approved the discontinuation of the Company's legacy alcohol monitoring operations, effective July 31, 2026, including the cessation of SOBRcheck and SOBRsure device manufacturing, termination of related software support, further workforce reductions, and exit from the Company's corporate office lease. These actions are expected to reduce annual operating expenses by an additional approximately $1.2 million against approximately $50,000 in one-time exit costs.

On July 16, 2026, the Company completed a warrant inducement transaction generating approximately $3.1 million in gross proceeds before placement agent fees and offering expenses, which the Company intends to use for working capital, general corporate purposes, the proposed merger described below, and Nasdaq compliance efforts. This financing extends the Company's near-term cash runway but is not by itself sufficient to fund operations for the twelve months following the issuance date of these financial statements.

The Company is also subject to risks related to its Nasdaq listing. On March 19, 2026, the Company received a deficiency letter regarding the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Following a hearing held April 28, 2026, the Nasdaq Hearings Panel granted the Company's request for continued listing until September 15, 2026, conditioned on the Company completing its proposed merger with Clean World Ventures, Inc. and demonstrating compliance with Nasdaq's initial listing requirements by that date. There can be no assurance that the Company will satisfy these conditions or otherwise regain or maintain compliance; a delisting, should it occur, would materially impair the Company's access to capital markets and the financing sources described above.

The Company's current cash balances and rate of cash used in operations are not sufficient to fund operations for the twelve months following the date these financial statements are issued. As described above and in Note 1 to the accompanying condensed consolidated financial statements, the Company is pursuing a proposed merger with Clean World Ventures, Inc. and is evaluating additional equity and debt financing alternatives, and management has implemented cost-reduction measures; however, these plans have not been completed, are not currently considered probable of being effectively implemented, and there is no assurance that the Company will obtain additional financing on acceptable terms, or at all, or complete the proposed merger. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date these financial statements are issued.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2026, and as of December 31, 2025, respectively, are as follows:

	June 30, 2026	December 31, 2025	Change
Cash	$429,068	$4,759,370	$(4,330,302)
Total current assets	515,232	5,230,936	(4,715,704)
Total assets	600,871	6,621,222	(6,020,351)
Total current liabilities	926,276	1,696,033	(769,757)
Total liabilities	926,276	1,696,033	(769,757)

Our total current assets and total assets decreased as of June 30, 2026, as compared to December 31, 2025, primarily due to a decrease in cash on hand of $4,330,302, driven by operating cash used to fund the Company's continuing losses from operations. Total assets also decreased due to a non-cash impairment and amortization of our SOBRsafe intellectual technology intangible asset of $1,105,052 and $141,072, respectively, recorded in connection with the Board's approved plan to discontinue the Company's legacy alcohol monitoring operations, and a decrease in inventory of $146,522, reflecting a write-off of approximately $142,222 of SOBRcheck and SOBRsure device inventory recorded in connection with that same decision, as the Company does not expect to realize the carrying value of this inventory through future sales. The remaining decrease in total assets was attributable to a decrease in prepaid expenses of $193,803 and a decrease in operating lease right-of-use assets of $54,706.

Our total current liabilities and total liabilities decreased as of June 30, 2026, as compared to December 31, 2025. The decrease was primarily due to the payment of accrued liabilities, including Delaware franchise tax, employee paid-time-off payouts, and severance and other employee-related costs associated with the Company's restructuring program initiated during the second quarter of 2026, of approximately $502,000, a decrease in the current portion of notes payable of approximately $93,000 related to the payoff of our insurance premium financing note, and a decrease in operating lease liabilities of approximately $61,000, offset in part by an increase in deferred revenue of approximately $13,900 related to backordered device sales.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $4,359,606 for the six months ended June 30, 2026, as compared to net cash used in operating activities of $3,313,203 for the six months ended June 30, 2025. For the six months ended June 30, 2026, net cash used in operating activities consisted primarily of our net loss of $5,354,606, offset by non-cash expense items including a $1,105,052 non-cash asset impairment loss, a $142,222 non-cash write-off of obsolete SOBRcheck and SOBRsure device inventory, amortization and depreciation of $144,889, non-cash lease expense of $54,706, bad debt expense of $22,331, stock-based compensation expense of $12,944, and non-cash interest expense of $1,145. The asset impairment loss and inventory write-off were recorded in connection with the Board's approved plan to discontinue the Company's legacy alcohol monitoring operations, effective July 31, 2026. Net cash used in operating activities also reflected changes in our assets and liabilities, primarily consisting of a decrease in prepaid expenses of $193,803 and a decrease in accrued expenses of $532,907, offset in part by a decrease in accounts payable of $130,947.

For the six months ended June 30, 2025, net cash used in operating activities of $3,313,203 consisted primarily of our net loss of $3,874,540, offset by non-cash expense items including amortization and depreciation of $192,732 and stock-based compensation expense of $254,930, and changes in our assets and liabilities primarily consisting of a decrease in accrued expenses of $133,086.

Investments

We had no cash provided by or used in investing activities during the six months ended June 30, 2026, or June 30, 2025.

Financing

Net cash provided by financing activities was $29,304 for the six months ended June 30, 2026, as compared to net cash provided by financing activities of $3,395,483 for the six months ended June 30, 2025. For the six months ended June 30, 2026, net cash provided by financing activities consisted of proceeds from the exercise of stock warrants of $91,068, offset by repayments of notes payable to non-related parties of $61,764. For the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock warrants of $3,680,411, offset by payment of transactional costs for the exercise of warrants of $184,021 and repayments of notes payable to non-related parties of $100,907.

Contractual Obligations and Commitments

At June 30, 2026, the Company had contractual commitments to make payments under operating leases. Payments due under these commitments are as follows:

	Total	Due Within 1 Year
Operating lease obligations	$31,140	$31,140
Total contractual cash obligations	$31,140	$31,140

For additional information about our contractual commitments for these leases, see “Note 5 – Leases” included in our Notes to the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2026, and December 31, 2025.

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

ITEM 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our Principal Executive Officer and Principal Financial Officer, respectively, concluded that, as of the quarter ended June 30, 2026, our disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On December 6, 2006, Orange County Valet and Security Patrol, Inc. filed a lawsuit against us in Orange County California State Superior Court for Breach of Contract in the amount of $11,164. A default judgment was taken against us in this matter. In mid-2013 we learned the Plaintiff’s perfected the judgment against us, but we have not heard from the Plaintiffs as of June 30, 2026. In the event we pay any money related to this lawsuit, IDTEC, LLC agreed, in connection with us closing the asset purchase transaction with IDTEC, to pay the amount for us in exchange for shares of our common stock.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026, that were not previously reported in a Current Report on Form 8-K.

ITEM 3 Defaults Upon Senior Securities

On December 28, 2010, we borrowed $11,810 from a related party. The note payable carries an interest rate of 0% and matured on December 31, 2012. As of June 30, 2026, this note was in default.

On February 20, 2012, we borrowed $3,750 from a non-related party. The note payable carries an interest rate of 12% and matured on February 19, 2013. As of June 30, 2026, this note was in default.

On March 20, 2012, we borrowed $5,433 from a non-related party. The note payable carries an interest rate of 12% and matured on March 19, 2013. As of June 30, 2026, this note was in default.

On September 27, 2013, we borrowed $15,000 from a non-related party. The note payable carries an interest rate of 9% and matured on December 25, 2013. As of June 30, 2026, this note was in default.

On July 31, 2015, we borrowed $2,500 from a non-related party. The note payable carries an interest rate of 10% and matured on November 28, 2015. As of June 30, 2026, this note was in default.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

As set forth in our Current Report on Form 8-K as filed on April 30, 2026, on April 24, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Clean World Ventures, Inc., a Nevada corporation (“CWV”), and SOBR Safe Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CWV, with CWV continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

On June 9, 2026, the Company filed a registration statement with the SEC on Form S-4 in connection with the Merger.

As set forth in our Current Report on Form 8-K as filed on May 13, 2026, on May 7, 2026, the Company committed to and commenced a restructuring to reduce operating costs and better align its workforce with the needs of its business following its entry into the Merger Agreement. Under the restructuring plan, the Company is reducing its workforce by 11 employees (approximately 70%). The Company expects that the workforce reduction will decrease its annual operating costs by approximately $1.6 million. In connection with the restructuring, the Company estimates that it will incur aggregate restructuring charges of approximately $105,000, which will be recorded primarily in the second quarter of 2026, related to severance payments and other employee-related costs, and contract termination costs. The cash payments related to the personnel-related restructuring and contract termination costs will be paid primarily during the second quarter of 2026. The charges that the Company expects to incur in connection with the workforce reduction and contract terminations are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

As previously reported in the Company’s Current Report on Form 8-K filed on March 25, 2026, on March 19, 2026, SOBR Safe, Inc. received a deficiency letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of the Company’s common stock remained below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

On March 26, 2026 the Company filed a request for a hearing with the Nasdaq Hearings Panel (the “Hearings Panel”) and on March 30, 2026, the Hearings Panel granted the Company a stay of delisting pending the hearing and a final written decision by the Hearings Panel.

The delisting hearing was held on April 28, 2026 before the Hearings Panel. At the hearing, the Company presented its plan to regain compliance with the Bid Price Requirement and requested the continued listing of its securities on The Nasdaq Capital Market pending such compliance.

As previously reported in the Company’s Current Report on Form 8-K filed on May 27, 2026, on May 21, 2026, the Company received a letter from the Hearings Panel granting the Company’s request for continued listing until September 15, 2026, in order to allow the Company to regain compliance with the Bid Price Requirement. The Company’s request for continued listing of its securities on The Nasdaq Capital Market until September 15, 2026 was granted subject to the condition that on or before September 15, 2026, the Company shall complete the proposed business combination with CWV, and demonstrate compliance with Nasdaq’s Initial Listing Rules.

As previously reported in the Company’s Current Report on Form 8-K filed on July 10, 2026, the Board of Directors approved and committed to a course of action to discontinue its revenue generating operations derived from its alcohol monitoring and detection hardware and software solutions effective July 31, 2026 which includes the sale of the Company’s SOBRcheck and SOBRsure devices, and its SOBRsafe software services. By the end of July 2026, the Company will have discontinued the manufacturing of the SOBRcheck and SOBRsure devices, terminated software support agreements necessary to provide the SOBRsafe software services to customers, and terminated the corporate office lease agreement. In June 2026, the Company further reduced its workforce by three employees. These actions will decrease the Company’s annual operating costs by approximately $1.2 million. This course of action is being taken to preserve cash resources to support the completion of the proposed business combination with CWV.

As previously reported in the Company’s Current Report on Form 8-K filed on July 17, 2026, on July 15, 2026, the Company entered into a warrant inducement agreement (the “Warrant Inducement”) with certain holders (each a “Holder”) of existing warrants to purchase 2,360,648 of shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”). Such warrants are comprised of: (i) warrants to purchase 1,290,324 shares of Common Stock which were issued pursuant to the Securities Purchase Agreement dated December 24, 2025 (the “Securities Purchase Agreement”), and had a five-year exercise term and an exercise price of $1.30 per share (the “Series C Warrants”); and (ii) warrants to purchase 1,070,324 shares of Common Stock, also issued pursuant to the Securities Purchase Agreement, and had a 24-month exercise term and an exercise price of $1.30 per share (the “Series D Warrants” and together with the Series C Warrants, the “Existing Warrants”). The transactions contemplated pursuant to the Warrant Inducement closed on July 16, 2026 (the “Closing Date”). The Company expects to use the net proceeds from these transactions for general corporate purposes.

Upon exercise for cash of any New Warrants, the Company has agreed in certain circumstances to pay the Placement Agent a cash fee of 7.5% of the aggregate gross exercise price paid in cash with respect the exercise of the New Warrants, and a management fee of 1.0% of the aggregate gross exercise price paid in cash with respect to the New Warrants. The Company has also agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to 177,049 shares of Common Stock (representing 7.5% of the Existing Warrants being exercised), which have the same terms as the Series E Warrants except the Placement Agent Warrants have an exercise price equal to $1.625 per share (125% of the exercise price paid by the Holders for their exercise of the Existing Warrants). Similar to the Series E Warrants, the Placement Agent Warrants are exercisable immediately until the 5-year anniversary of the effective date of the Resale Registration Statement (as defined below). Upon exercise for cash of any New Warrants, the Company has agreed in certain circumstances to issue the Placement Agent warrants representing 7.5% of the shares of Common Stock underlying such New Warrants.

The resale of the Common Stock underlying the Existing Warrants has been registered pursuant to an existing resale registration statement on Form S-1 (File No. 333-292709) which was declared effective by the Securities and Exchange Commission (the “SEC”) on January 21, 2026. The Company also agreed to file a registration statement on Form S-3 (or other appropriate form if the Company is not then Form S-3 eligible) providing for the resale of the New Warrant Shares issued or issuable upon the exercise of the New Warrants (the “Resale Registration Statement”) within thirty (30) calendar days of the date of the Warrant Inducement.

ITEM 6 Exhibits

Exhibit		Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Placement Agent Agreement	8-K	10.6	12/30/2025
1.2	Placement Agent Agreement Termination dated April 30, 2026	8-K	10.1	04/30/2026
3.1	Certificate of Incorporation of Imagine Media, Ltd.	SB-2	3.1	01/31/2008
3.2	Certificate of Amendment to Articles of Incorporation to TransBiotec, Inc.	S-1	3.2	11/06/2012
3.3	Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 25, 2017	10-K	3.3	02/06/2019
3.4	Amended and Restated Bylaws of SOBR Safe, Inc.	8-K	3.2	07/18/2025
3.5	Certificate of Amendment to Certificate of Incorporation of TransBiotec, Inc. changing name to SOBR Safe, Inc., effecting 1-for-33.26 reverse stock split and decreasing authorized common stock to 100M shares	8-K	3.1	06/11/2020
3.6	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. dated September 25, 2024	8-K	3.1	10/01/2024
3.7	Certificate of Amendment to Certificate of Incorporation of SOBR Safe, Inc. dated March 30, 2025	8-K	3.1	04/04/2025
4.1	Form of Representative’s Warrant between SOBR Safe, Inc. and Aegis Capital Corp.	8-K	4.1	05/19/2022
4.2	Warrant Agency Agreement between SOBR Safe, Inc. and Equiniti Trust Company dated May 17, 2022	8-K	4.2	05/19/2022
4.3	Form of Unit Warrant, issued May 18, 2022	8-K	4.3	05/19/2022
4.4	Warrant to Purchase Common Stock dated June 5, 2020 issued to IDTEC, LLC	8-K	10.5	06/11/2020
4.5	Warrant to Purchase Common Stock issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.2	10/01/2021
4.6	Form of Warrant issued by SOBR Safe, Inc. in Regulation D Offering	S-1/A	10.22	12/01/2021
4.7	Common Stock Purchase Warrant issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd dated March 30, 2022	S-1	10.30	09/16/2022
4.8	Form of Senior Convertible Note between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.3	03/13/2023
4.9	Common Stock Purchase Warrant between SOBR Safe, Inc. and Holders dated March 9, 2023	8-K	10.4	03/13/2023
4.10	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated March 30, 2022	S-1	10.35	10/14/2022
4.11	Amended And Restated Common Stock Purchase Warrant dated September 30, 2022 issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. amending the original warrant dated September 27, 2021	S-1	10.36	10/14/2022
4.12	Form of New Warrant	8-K	10.2	06/04/2024
4.13	Form of Series A Warrant	8-K	10.2	10/10/2024
4.14	Form of Series B Warrant	8-K	10.3	10/10/2024
4.15	Form of Prefunded Warrant	8-K	10.5	10/10/2024
4.16	Form of Pre-Funded Warrant	8-K	10.2	12/30/2025
4.17	Form of Series C Warrant	8-K	10.3	12/30/2025
4.18	Form of Series D Warrant	8-K	10.4	12/30/2025
10.1	TransBiotec, Inc. 2019 Equity Incentive Plan	8-K	10.1	11/19/2019
10.2	Amendment No. 1 to Asset Purchase Agreement dated March 23, 2020 by and between IDTEC, LLC and TransBiotec, Inc.	10-Q	10.12	05/26/2020
10.3	Form of Convertible Promissory Note Issued to IDTEC, LLC at Close of Asset Purchase Transaction	8-K	10.3	06/11/2020
10.4	Waiver Under Asset Purchase Agreement and Post-Closing Covenant Agreement dated June 5, 2020 by and between IDTEC, LLC and TransBiotec, Inc.	8-K	10.4	06/11/2020
10.5	Advisory Agreement with Steven Beabout dated October 9, 2020	10-K	10.16	03/31/2021
10.6	18% Original Issue Discount Convertible Debenture issued by SOBR Safe, Inc. to Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.1	10/01/2021

Exhibit		Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.7	Securities Purchase Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.3	10/01/2021
10.8	Registration Rights Agreement by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated September 27, 2021	8-K	10.4	10/01/2021
10.9	Form of Secured Convertible Debenture issued by SOBR Safe, Inc. in $2M Regulation D Offering	S-1/A	10.21	12/01/2021
10.10	Form of Share Exchange Agreement with David Gandini and Gary Graham for Series B Preferred Stock	S-1/A	10.28	03/17/2022
10.11	Waiver by and between SOBR Safe, Inc. and Armistice Capital Master Fund Ltd. dated March 30, 2022	8-K	10.1	04/01/2022
10.12	Securities Purchase Agreement by and between SOBR Safe, Inc. and Aegis Capital Corp. dated September 28, 2022	8-K	10.1	10/03/2022
10.13	Registration Rights Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022.	8-K	10.2	10/03/2022
10.14	Form of Pre-Funded Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K	10.3	10/03/2022
10.15	Form of Warrant Agreement by and between SOBR Safe, Inc. and Purchasers dated September 30, 2022	8-K/A	10.4	10/14/2022
10.16	Executive Employment Agreement with David Gandini dated January 30th, 2023	8-K	10.1	02/03/2023
10.17	Purchase Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023	8-K	10.1	03/13/2023
10.18	Registration Rights Agreement between SOBR Safe, Inc. and Purchasers dated March 7, 2023	8-K	10.2	03/13/2023
10.19	Consulting Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated January 21, 2022	8-K	10.1	07/27/2022
10.20	Services Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated January 18, 2022	8-K	10.2	07/27/2022
10.21	Confirming Agreement by and between SOBR Safe, Inc. and Winterstone Group, LLC dated May 16, 2022	8-K	10.3	07/27/2022
10.22	Confirming Agreement by and between SOBR Safe, Inc. and TraDigital Marketing Group, LLC dated May 16, 2022	8-K	10.4	07/27/2022
10.23	Form of Inducement Letter	8-K	10.1	03/05/2024
10.24	Form of Inducement Letter	8-K	10.1	06/04/2024
10.25	Form of Securities Purchase Agreement	8-K	10.1	10/10/2024
10.26	Form of Registration Rights Agreement	8-K	10.4	10/10/2024
10.27	Placement Agent Agreement	8-K	10.6	10/10/2024
10.28	Form of Securities Purchase Agreement	8-K	10.1	12/30/2025
10.29	Form of Registration Rights Agreement	8-K	10.5	12/30/2025
10.30	Employment Agreement between the Company and CFO effective March 1, 2025	8-K	10.1	05/13/2025
10.31	Form of Placement Agent Warrant	8-K	10.7	12/30/2025
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101

The following materials from the SOBR Safe, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

SOBR Safe, Inc.

Dated: August 14, 2026		/s/ David Gandini
	By:	David Gandini
	Its:	Chief Executive Officer and Principal Executive Officer

